Form 10-Q
period 1996-04-30
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 1996-06-14
CIK 317158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended April 30, 1996.

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________ to ____________.


                          Commission File Number 1-8366

                         POLYDEX PHARMACEUTICALS LIMITED
- - --------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


        BAHAMAS                         NONE
- - --------------------------------------------------------------------------------
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)      Identification No.)


421 Comstock Road, Scarborough, Ontario, Canada M1L 2H5
- - --------------------------------------------------------------------------------
(Address of principal executive offices)


Registrant's telephone number, including area code (416) 755-2231


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X              No
                         -----                -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Shares                                   28,052,182
- - -------------------------                       ----------
(Title of Class)                                (Outstanding at June 7, 1996)

                         POLYDEX PHARMACEUTICALS LIMITED
                         -------------------------------


                                TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             ----
PART I     FINANCIAL INFORMATION

Item 1     CONSOLIDATED FINANCIAL STATEMENTS
- - ------     (UNAUDITED)

           CONSOLIDATED CONDENSED BALANCE SHEETS
           April 30, 1996 and January 31, 1996..................................................2

           CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months ended April 30, 1996 and 1995...........................................4

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           Three Months Ended April 30, 1996 and 1995...........................................5

           CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three Months ended April 30, 1996 and 1995...........................................6

Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS
- - ------     OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS...........................................................................7


PART II    OTHER INFORMATION

Item 6     EXHIBITS AND REPORTS ON FORM 8-K
- - ------     --------------------------------

           Signatures..........................................................................10

           Exhibit Index.......................................................................11

           Exhibit 27 - Financial Data Schedule

                POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES
                ------------------------------------------------

                Consolidated Condensed Balance Sheets (Unaudited)
                      (Expressed in United States dollars)

- - ---------------------------------------------------------------------
                                              April 30     January 31
                                                  1996           1996
- - ---------------------------------------------------------------------
ASSETS

CURRENT ASSETS

    Cash                                   $       702    $    12,321

    Trade accounts receivable, net of
    allowance                                  852,830        727,135

    Interest receivable                          4,905             --

    Inventories:

         Finished goods                        779,043        802,812

         Work in process                        50,210         98,281

         Raw materials                         519,566        506,862
                                           -----------    -----------

                                             1,348,819      1,407,955

    Prepaid expenses and other current
      assets                                    69,735         64,394
                                           -----------    -----------
         TOTAL CURRENT ASSETS .........      2,276,991      2,211,805

    Property, plant and equipment
      (at cost)

         Land and buildings                  2,324,052      2,320,588

         Machinery and equipment             4,754,494      4,689,083
                                           -----------    -----------
                                             7,078,546      7,009,671

    Less allowances for depreciation and
    amortization                            (3,631,366)    (3,506,611)
                                           -----------    -----------
                                             3,447,180      3,503,060

OTHER ASSETS

Patents and animal drug                        967,112        991,731
  applications at cost, net of
  accumulated amortization

Investment in Novatek International,           400,000        400,000
Inc.

Due from affiliated companies                  838,911        838,911

Goodwill, net of accumulated                    31,521         38,396
amortization

Other                                           78,842         81,087
                                           -----------    -----------

     TOTAL ASSETS .....................    $ 8,040,557    $ 8,064,990
                                           ===========    ===========

                POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES
                ------------------------------------------------

                Consolidated Condensed Balance Sheets (Unaudited)
                      (Expressed in United States dollars)

- - -------------------------------------------------------------------------
                                                 April 30      January 31
                                                     1996            1996
- - -------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

    Bank indebtedness                        $      7,630    $         --

    Accounts payable                            1,128,835       1,307,588

    Accrued liabilities                           658,499         582,612

    Current portion of long-term debt              87,000          78,097
                                             ------------    ------------

     TOTAL CURRENT LIABILITIES               $  1,881,964    $  1,968,297


Long-term debt                                    538,775         558,829

Due to shareholders                               734,214         648,792

Due to affiliated companies                       425,420         425,420

Minority interest                                  22,935          22,935


SHAREHOLDER'S EQUITY

    Capital stock:

         Authorized:

              1,000,000 A preferred shares
              of $0.01 each

              8,994,000 B preferred shares
              of $0.00167 each

              40,000,000 common shares of
              $0.00167 each

         Issued and outstanding:

              8,994,000 B preferred shares         15,010          15,010

              28,052,182 common shares
              (January 31, 1996 -
              28,052,182) of which 82,400
              are held in treasury                 46,625          46,625

    Contributed surplus                        22,583,653      22,583,653

    Deficit                                   (17,693,402)    (17,681,720)

    Currency translation adjustments             (514,637)       (522,851)
                                             ------------    ------------

     TOTAL SHAREHOLDERS' EQUITY                 4,437,249       4,440,717
                                             ------------    ------------

     TOTAL LIABILITIES & SHAREHOLDERS'       $  8,040,557    $  8,064,990
         EQUITY                              ============    ============

                POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES
                ------------------------------------------------

                Consolidated Statements of Operations (Unaudited)
                      (Expressed in United States dollars)


- - ----------------------------------------------------------------
                                    Quarter ended  Quarter ended
                                         April 30       April 30
                                             1996           1995
- - ----------------------------------------------------------------
Sales                                 $ 2,246,960    $ 2,112,772



Cost of products sold, exclusive of
  depreciation reported below           1,676,753      1,777,734
                                      -----------    -----------
                                          570,207        335,038

Expenses:

    Selling and promotion                  27,774         62,235

    General and administrative            316,743        250,044

    Depreciation and amortization         143,211        121,619

    Interest expense                       39,169         25,255

    Research and development               60,834         29,384
                                      -----------    -----------

                                          587,731        488,537
                                      -----------    -----------

Loss from operations                      (17,524)      (153,499)



Other income and expenses:

    Interest and other                      5,842         37,928
                                      -----------    -----------

Profit (loss) before the undernoted       (11,682)      (115,571)
                                      -----------    -----------

Provision for income taxes                     --             --

Minority interest in loss                      --             --

Profit(loss) for the period           $   (11,682)   $  (115,571)
                                      -----------    -----------



Per share information:
    Profit (loss) per common share:

         For the year                 $     (0.00)   $     (0.00)
                                      -----------    -----------

                POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES
                ------------------------------------------------

           Consolidated Statements of Shareholders' Equity (Unaudited)
                      (Expressed in United States dollars)


- - ---------------------------------------------------------------------------
                                              Quarter ended   Quarter ended
                                                  April 30        April 30
                                                      1996            1995
- - ---------------------------------------------------------------------------
PREFERRED SHARES

    Balance, beginning of period              $     15,010    $      4,990

    Private placement of preferred shares               --              --
                                              ------------    ------------
      Balance, end of period                  $     15,010    $      4,990

COMMON SHARES

    Balance, beginning of period              $     46,625    $     46,609

    Private placement of common shares                  --              --
                                              ------------    ------------
      Balance, end of period                  $     46,625    $     46,609

CONTRIBUTED SURPLUS

    Balance, beginning of period              $ 22,583,653    $ 22,573,669

    Private placement of shares               $         --    $         --
                                              ------------    ------------
      Balance, end of period                  $ 22,583,653    $ 22,573,669


DEFICIT

    Balance, beginning of period              $(17,681,720)   $(16,516,186)

    Net loss for the period                        (11,682)       (115,571)
                                              ------------    ------------
      Balance, end of period                  $(17,693,402)   $(16,631,757)

CURRENCY TRANSLATION ADJUSTMENTS

    Balance, beginning of period              $   (522,851)   $   (463,689)

    Currency translation adjustment for the
    period                                           8,214          43,458
                                              ------------    ------------
      Balance, end of period                  $   (514,637)   $   (420,231)

                POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES
                ------------------------------------------------

                Consolidated Statements of Cash Flows (Unaudited)
                      (Expressed in United States dollars)


- - ----------------------------------------------------------------------------
                                               Quarter ended   Quarter ended
                                                   April 30        April 30
                                                       1996            1995
- - ----------------------------------------------------------------------------
Cash provided by (used in):



OPERATING ACTIVITIES

    Profit (loss) for the period               $    (11,682)   $   (115,571)

    Add (deduct) items not affecting cash:
         Depreciation and amortization              143,211         121,619

    Change in non-cash operating working
    capital                                        (179,671)       (255,047)
                                               ------------    ------------

                                                    (38,142)       (248,999)

INVESTING ACTIVITIES

    Additions to property, plant and
    equipment                                       (38,426)        (23,348)

    Additions to patents                             (1,100)             --

    Additions to validation costs                        --           1,426
                                               ------------    ------------

                                                    (39,526)        (21,922)

FINANCING ACTIVITIES

    Increase in (repayment of) loan payable              --         134,511

    Repayment of long-term debt                     (11,151)         (8,100)

    Increase in (repayment of) due to
    shareholders                                     85,422              --

    Decrease (increase) in due from
    shareholders                                         --          13,857

    Decrease (increase) in due from                      --         (51,978)
    affiliated companies

    Increase (decrease) in bank indebtedness          7,630          65,254
                                               ------------    ------------

                                                     81,901         153,544

    Effect of exchange rate changes on cash         (15,852)          7,404
                                               ------------    ------------

Increase (decrease) in cash position                (11,619)       (109,973)

Cash position, beginning of period                   12,321         135,195
                                               ------------    ------------

Cash position, end of period                   $        702    $     25,222
                                               ============    ============

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.
               --------------------------------------------------

(a) AND (b)  LIQUIDITY AND CAPITAL RESOURCES

The Registrant in the first quarter generated a negative cash flow from operations of $38,142 compared to last year's first quarter negative cash flow from operations of $248,999. This improvement is primarily due to the significantly improved results at both Dextran Products Limited (Dextran) and Veterinary Laboratories Inc. (Vet Labs). Dextran realized an increase in net profit of $99,747 over the first quarter last year, while Vet Labs' first quarter loss was reduced by $79,450 compared to last year. The remainder of the improvement in cash flow is primarily attributable to the reduction in inventory levels at both operating companies.

Accounts receivable increased from $727,135 to $852,830 during the first quarter this year as a result of improved sales by Dextran.

Positive operational cash flows are anticipated in the future, but should the need for further cash infusions arise, the Registrant believes that continued loans and/or capital contributions from principal shareholders will meet these requirements.

(c)  RESULTS OF OPERATIONS

During the fiscal quarter ended April 30, 1996, the Registrant's pre-tax income from operations prior to other income, research and development, interest charges and depreciation amounted to $225,690, as compared to a similarly calculated pre-tax income of $22,759 for the same period last year. This improvement in results is primarily due to a large increase in sales and profitability at Dextran and a significant reduction in losses at Vet Labs, as described below.

Sales volume increased from $2,112,772 in the first quarter last year to $2,246,960 this quarter. This 6% increase in sales is completely attributable to the increases at Dextran. Dextran enjoyed a sales increase of 38% over the first quarter last year.

Gross margins improved from 16% in the first quarter of last year to 25% for the same period this year due to higher profit margins experienced by both Dextran and Vet Labs. Dextran's gross margin increased from 31% to 37% in the first quarter compared to the same period last year, while the gross margin at Vet Labs increased from 6% to 13%.

The decrease in selling and promotion expenses relative to first quarter last year is due in part to terminating the services of an external promotion firm. This function is now performed internally.

General and administration expenses have increased relative to first quarter last year due to several factors. A new position, technical director, was created in third quarter last year to oversee the operations of Vet Labs, which resulted in an increase in salaries. Dextran also experienced general increases due to purchasing their plant, which increased insurance costs. Dextran also experienced increases in export insurance due in part to increased foreign sales.

Interest expense has increased from first quarter last year due to Dextran's purchase of their plant and the related mortgage payable and the increase in the shareholder loan accounts.

Research and development expenses have increased strictly due to the funding of the cystic fibrosis project being conducted at University of British Columbia.

Comments on the Registrant's assets and liabilities have already been made in the above section on Liquidity and Capital Resources.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the first quarter ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ended January 31, 1997. For further information, refer to the consolidated statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended January 31, 1996.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 6.          Exhibits and Reports on Form 8-k

                 (a)  Exhibits

                 (27)  Financial Data Schedule

                 (b)   Reports on Form 8-K

                       None.

                      Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 14, 1996

                              POLYDEX PHARMACEUTICALS LIMITED
                              (Registrant)

                               By /s/ George Usher
                                  -------------------------------
                                  George Usher, President
                                  (Chief Operating Officer)

                              By /s/ Sharon Wardlaw
                                  -------------------------------
                                 Sharon Wardlaw, Treasurer
                                 (Chief Financial Officer)

                                  EXHIBIT INDEX



Description
- - -----------

Financial Data Schedule