Form 10-Q
period 1996-07-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 1996-09-10
CIK 317158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended July 31, 1996.

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ________________to ______________.


                          Commission File Number 1-8366
                                                 ------

                         POLYDEX PHARMACEUTICALS LIMITED
- --------------------------------------------------------------------------------
(Exact Name of Registrant as specified in its charter)


           BAHAMAS                                        NONE
- --------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


421 Comstock Road, Scarborough, Ontario, Canada M1L 2H5
- --------------------------------------------------------------------------------
(Address of principal executive offices)


Registrant's telephone number, including area code (416) 755-2231
                                                   --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X               No
                                -----                -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Shares                                            28,252,182
- --------------------------------------------------------------------------------
(Title of Class)                                 (Outstanding at July 31, 1996)

                         POLYDEX PHARMACEUTICALS LIMITED
                         -------------------------------


                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
PART I                     FINANCIAL INFORMATION

Item 1                     CONSOLIDATED FINANCIAL STATEMENTS
- ------                     (UNAUDITED)

                           CONSOLIDATED CONDENSED BALANCE SHEETS
                           July 31, 1996 and January 31, 1996................................................   2

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           Year to date July 31, 1996 and 1995...............................................   4

                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           Year to date July 31, 1996 and 1995...............................................   5

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Year to date July 31, 1996 and 1995...............................................   6

Item 2                     MANAGEMENT'S DISCUSSION AND ANALYSIS
- ------                     OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS........................................................................   7


PART II                    OTHER INFORMATION

Item 6                     EXHIBITS AND REPORT ON FORM 8-K
- ------                     -------------------------------

                           Signatures........................................................................  11

                           Exhibit Index.....................................................................  12

                           Exhibit 27 - Financial Data Schedule

                POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES
                ------------------------------------------------

                Consolidated Condensed Balance Sheets (Unaudited)
                      (Expressed in United States dollars)

- ---------------------------------------------------------------------
                                              July 31     January 31
                                                1996         1996
- ---------------------------------------------------------------------
ASSETS

CURRENT ASSETS

    Cash                                   $ 1,078,665    $    12,321

    Trade accounts receivable, net of
    allowance                                  743,009        727,135

    Interest receivable                          9,701             --

    Inventories:

         Finished goods                        699,216        802,812

         Work in process                        50,212         98,281

         Raw materials                         501,252        506,862
                                           -----------    -----------
                                             1,250,680      1,407,955

    Prepaid expenses and other current
      assets                                    63,933         64,394
                                           -----------    -----------
         TOTAL CURRENT ASSETS ..........     3,145,988      2,211,805

    Property, plant and equipment
      (at cost)

         Land and buildings                  2,379,195      2,320,588

         Machinery and equipment             4,816,707      4,689,083
                                           -----------    -----------
                                             7,195,902      7,009,671

    Less allowances for depreciation and
    amortization                            (3,728,479)    (3,506,611)
                                           -----------    -----------
                                             3,467,423      3,503,060

Patents and animal drug                        942,151        991,731
  applications at cost, net of
  accumulated amortization

Investment in Novatek International,                --        400,000
Inc.

Due from affiliated companies                  838,911        838,911

Goodwill, net of accumulated                    24,646         38,396
amortization

Other Assets                                    73,145         81,087
                                           -----------    -----------

     TOTAL ASSETS ......................   $ 8,492,264    $ 8,064,990
                                           ===========    ===========

                POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES
                ------------------------------------------------

                Consolidated Condensed Balance Sheets (Unaudited)
                      (Expressed in United States dollars)

- -------------------------------------------------------------------------
                                                July 31       January 31
                                                  1996           1996
- -------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                         $    907,751    $  1,307,588

    Accrued liabilities                           748,823         582,612

    Current portion of long-term debt              72,531          78,097
                                             ------------    ------------
     TOTAL CURRENT LIABILITIES               $  1,729,105    $  1,968,297


Long-term debt                                    525,353         558,829

Due to shareholders                               584,496         648,792

Due to affiliated companies                       425,420         425,420

Minority interest                                  22,935          22,935


SHAREHOLDERS' EQUITY

    Capital stock:

         Authorized:

              1,000,000 A preferred shares
              of $0.01 each

              8,994,000 B preferred shares
              of $0.00167 each

              40,000,000 common shares of
              $0.00167 each

         Issued and outstanding:

              8,994,000 B preferred shares         15,010          15,010

              28,252,182 common shares
              (January 31, 1996 -
              28,052,182) of which 82,400
              are held in treasury                 46,959          46,625

    Contributed surplus                        22,733,319      22,583,653

    Deficit                                   (17,069,767)    (17,681,720)

    Currency translation adjustments             (520,566)       (522,851)
                                             ------------    ------------
     TOTAL SHAREHOLDERS' EQUITY                 5,204,955       4,440,717
                                             ------------    ------------
     TOTAL LIABILITIES & SHAREHOLDERS'       $  8,492,264    $  8,064,990
       EQUITY                                ============    ============

                POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES
                ------------------------------------------------

                Consolidated Statements of Operations (Unaudited)
                      (Expressed in United States dollars)

- --------------------------------------------------------------------------------------------------
                                  Quarter ended     Year to date    Quarter ended     Year to date
                                        July 31          July 31          July 31          July 31
                                           1996             1996             1995             1995
- --------------------------------------------------------------------------------------------------
Sales                               $ 1,902,118      $ 4,149,078      $ 1,990,817      $ 4,103,589



Cost of products sold,
exclusive of depreciation             1,477,652        3,154,405        1,561,857        3,339,591
reported below                      -----------      -----------      -----------      -----------
                                        424,466          994,673          428,960          763,998


Expenses:

    Selling and promotion                39,598           67,372           36,848           99,083

    General and administrative          442,846          759,589          254,581          504,625

    Depreciation and amortization       157,026          300,237          139,479          261,098

    Interest expense                     38,657           77,826           29,509           54,764

    Research and development             24,521           85,355           66,024           95,408
                                    -----------      -----------      -----------      -----------
                                        702,648        1,290,379          526,441        1,014,978

Loss from operations                   (278,182)        (295,706)         (97,481)        (250,980)

Other income and expenses:

    Gain on disposal of long-term
    investments                         878,412          878,412               --               --

    Interest and other                   23,405           29,247           12,693           50,621
                                    -----------      -----------      -----------      -----------
                                        901,817          907,659           12,693           50,621

Profit (loss) before the
undernoted                              623,635          611,953          (84,788)        (200,359)

Provision for income taxes                   --               --               --               --

Minority interest in loss                    --               --           10,115           10,115
                                    -----------      -----------      -----------      -----------
Profit(loss) for the period             623,635          611,953          (74,673)        (190,244)

Per share information:
    Profit (loss) per common
    share:

         For the period             $      0.02      $      0.02      $      0.00      $     (0.01)

                POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES
                ------------------------------------------------

           Consolidated Statements of Shareholders' Equity (Unaudited)
                      (Expressed in United States dollars)

- --------------------------------------------------------------------------
                                              Year to date    Year to date
                                                   July 31         July 31
                                                      1996            1995
- --------------------------------------------------------------------------
PREFERRED SHARES

    Balance, beginning of period              $     15,010    $      4,990

    Private placement of preferred shares               --              --
                                              ------------    ------------
      Balance, end of period                  $     15,010    $      4,990

COMMON SHARES

    Balance, beginning of period              $     46,625    $     46,609

    Exercise of options                                334              --
                                              ------------    ------------
      Balance, end of period                  $     46,959    $     46,609

CONTRIBUTED SURPLUS

    Balance, beginning of period              $ 22,583,653    $ 22,573,669

    Exercise of options                       $    149,666    $         --
                                              ------------    ------------
      Balance, end of period                  $ 22,733,319    $ 22,573,669


DEFICIT

    Balance, beginning of period              $(17,681,720)   $(16,516,186)

    Net income (loss) for the period              (611,953)       (190,244)
                                              ------------    ------------
      Balance, end of period                  $(17,069,767)   $(16,706,430)

CURRENCY TRANSLATION ADJUSTMENTS

    Balance, beginning of period              $   (522,851)   $   (463,689)

    Currency translation adjustment for the
    period                                           2,285          37,997
                                              ------------    ------------
      Balance, end of period                  $   (520,566)   $   (425,692)

                POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES
                ------------------------------------------------

                Consolidated Statements of Cash Flows (Unaudited)
                      (Expressed in United States dollars)

- ----------------------------------------------------------------------
                                             Year to date Year to date
                                                  July 31      July 31
                                                     1996         1995
- ----------------------------------------------------------------------
Cash provided by (used in):



OPERATING ACTIVITIES

    Profit (loss) for the period              $  (611,953)   $(190,244)

    Add (deduct) items not affecting cash:
         Depreciation and amortization            300,237      261,098

    Gain on sale of investment in Novatek
         International Inc.                      (878,412)          --

    Minority interest                                  --      (10,115)

    Change in non-cash operating working
         capital                                 (101,465)    (224,255)
                                              -----------    ---------

                                                  (67,687)    (163,516)

INVESTING ACTIVITIES

    Proceeds from sale of investment in         1,278,412           --
    Novatek International Inc.

    Additions to property, plant and
    equipment                                    (175,462)     (71,840)

    Additions to patents                           (1,877)          --

    Acquisition of subsidiary company                  --      250,000
                                              -----------    ---------

                                                1,101,073     (178,160)

FINANCING ACTIVITIES

    Increase in (repayment of) loan payable            --       45,611

    Repayment of long-term debt                   (39,042)      (2,141)

    Increase in (repayment of) due to
    shareholders                                   85,704      420,152

    Decrease (increase) in due from
    affiliated companies                               --      (80,803)
                                              -----------    ---------
                                                   46,662      382,819

    Effect of exchange rate changes on cash       (13,704)      (9,890)
                                              -----------    ---------

Increase (decrease) in cash position            1,066,344     (387,573)

Cash position, beginning of period                 12,321      135,195
                                              -----------    ---------

Cash position, end of period                  $ 1,078,665    $ 522,768
                                              ===========    =========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.
               --------------------------------------------------

(a) AND (b)  LIQUIDITY AND CAPITAL RESOURCES

In the second quarter, the Registrant generated a negative cash flow from operations of $29,545 compared to the first quarter negative cash flow from operations of $38,142 and the prior year's second quarter positive cash flow from operations of $85,483. The modest reduction in second quarter negative cash flow from operations is due to a significant increase in profitability at Dextran Products Limited ("Dextran") along with reductions in both accounts receivable and inventory levels offset by a large loss at Veterinary Laboratories Inc. ("Vet Labs"). Dextran realized an increase in net profits of $81,970 over the first quarter of the current fiscal year. This increase is the result of a significant increase in customer orders. Orders placed by MTC Animal Health account for 11.5% of Dextran's total annual sales. Sales to Vet Labs account for less than 10% of Dextran's total annual sales.

Vet Labs' loss increased by $176,122 in the second quarter. The loss originally stemmed from the severe drought experienced by the midwestern region of the United States beginning in May of 1996 and the ten-year beef cycle that forced the price of beef downward. As farmers began to experience financial difficulties, they were forced to significantly decrease the amount of medication purchased for their livestock. Consequently, Vet Labs' sales to farmers in the midwest decreased significantly and the company sustained a significant loss of revenue. This loss of revenue was further compounded by a price war initiated by a competitor of Vet Labs for the sale of Iron Dextran injectibles. Vet Labs, a major producer of Iron Dextran, acquires the raw materials to manufacture this product from Dextran. During the price war, Vet Labs, in order to remain competitive, had to lower the price of its Iron Dextran injectibles to $2.00 per bottle. Currently, the price of Iron Dextran is $2.70 per bottle.

Accounts receivable decreased by $109,821 during the second quarter of this year as a result of the decreased sales at Vet Labs. Inventories decreased by $98,139 during the second quarter as a result of the increased sales at Dextran and Vet Labs' efforts to control inventory costs.

During the second quarter, Thomas C. Usher exercised options to purchase 200,000 common shares of the Registrant. The exercise price of the option was $0.75 per share or $150,000 in the aggregate. In lieu of payment to the Registrant, the shareholder reduced the amount owing to him from the Registrant by $150,000. Since this was a non-cash transaction, it has been excluded from the Registrant's consolidated statement of cash flows.

Positive operational cash flows are anticipated in the future, but should the need for further cash infusions arise, the Registrant believes that continued loans and/or capital contributions from principal shareholders will meet these requirements.

(c)  RESULTS OF OPERATIONS

During the second quarter, the Registrant's pre-tax loss from operations prior to research and development, interest charges, depreciation and interest and other income amounted to $57,978, as compared to a similarly calculated pre-tax profit of $137,531 for the same period last year and $225,690 for the first quarter of this year. This decrease in results, as compared to the previous quarter and the same quarter in the previous year, is primarily due to the large loss incurred at Vet Labs and increased legal fees, as described below. As discussed above, sales at Vet Labs during the second quarter decreased significantly due to the drought experienced in the midwestern region of the United States and the drop in beef prices.

Sales volume this quarter was $88,699 lower than the same quarter of the prior year. This decrease in sales is attributable to the large drop in sales at Vet Labs compared to the same quarter last year offset, in part, by the increase in sales at Dextran.

Gross margins decreased from 25% in the first quarter of this year to 22% this quarter due to decreased gross margins experienced by Vet Labs. Dextran's gross margin held consistent at 37% while Vet Labs' gross margin decreased from 13% to
- -1%.

In the second quarter, the Registrant also recorded a gain of $878,412. This gain was a result of the sale of shares of Novatek International, Inc. ("Novatek Shares"). Up until April 28, 1996, the Novatek Shares were subject to options held by third parties. After April 28, 1996, the options expired and the Registrant sold the Novatek Shares on the open market realizing the gain. Subsequently, the former option holders alleged that they had exercised their option and have filed a lawsuit against the Registrant for damages. The Registrant does not believe that the option was exercised. The loss, if any, as a result of this lawsuit is not determinable at this time, however, the Registrant has reserved $100,000 for potential legal fees to fight this claim. This cost has been charged to general and administrative expenses in the Registrant's statement of operations.

Selling and promotion expenses decreased by $31,711 during the second quarter of this year as a result of a reclassification of prior expenses and the savings that resulted from the Registrant discontinuing its use of an outside marketing company.

Interest expenses have increased by $23,062 during the second quarter. This increase is the result of the acquisition of an office building in Toronto Canada, which is occupied by Dextran, in September of 1995. The office building had previously been leased by Dextran.

The additional increase in general and administrative expenses during the second quarter are a result of several factors. Salaries increased as a result of Natu Patel, a member of the Registrant's Board of Directors, being named the technical director of Vet Labs. Mr. Patel has overseen the operations of Vet Labs since the third quarter of last fiscal year. In addition, legal expenses increased as a result of retaining new legal counsel.

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

Operating results for the second quarter ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ended January 31, 1997. For further information, refer to the consolidated statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended January 31, 1996.

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

Date:  September 10, 1996

                                           POLYDEX PHARMACEUTICALS LIMITED
                                           (Registrant)

                                           By /s/ George Usher
                                              ------------------------------
                                              George Usher, President
                                              (Chief Operating Officer)

                                           By /s/ Sharon Wardlaw
                                              ------------------------------
                                              Sharon Wardlaw, Treasurer
                                              (Chief Financial Officer)

                                  EXHIBIT INDEX



Description
- -----------

Financial Data Schedule