Form 10-Q
period 1996-10-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 1996-12-12
CIK 317158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended October 31, 1996.

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ___________to ____________.


                          Commission File Number 1-8366
                                                 ------

                         POLYDEX PHARMACEUTICALS LIMITED
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


        BAHAMAS                                   NONE
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)


421 Comstock Road, Scarborough, Ontario, Canada M1L 2H5
--------------------------------------------------------------------------------
(Address of principal executive offices)


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

                       Yes   X              No
                           -----              -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Shares                                 28,252,152
---------------------------                 -----------------------------------
(Title of Class)                            (Outstanding at October 31, 1996)

                         POLYDEX PHARMACEUTICALS LIMITED
                         -------------------------------


                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----

PART I                     FINANCIAL INFORMATION

Item 1                     CONSOLIDATED FINANCIAL STATEMENTS
------                     (UNAUDITED)

                           CONSOLIDATED CONDENSED BALANCE SHEETS
                           October 31, 1996 and January 31, 1996................................................2

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           Year to date October 31, 1996 and 1995...............................................4

                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           Year to date October 31, 1996 and 1995...............................................5

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Year to date October 31, 1996 and 1995...............................................6

Item 2                     MANAGEMENT'S DISCUSSION AND ANALYSIS
------                     OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS...........................................................................7


PART II                    OTHER INFORMATION

Item 6                     EXHIBITS AND REPORT ON FORM 8-K
------                     -------------------------------

                           Signatures..........................................................................11

                           Exhibit Index.......................................................................12

                           Exhibit 27 - Financial Data Schedule

                POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES
                ------------------------------------------------

                      Consolidated Condensed Balance Sheets
                      (Expressed in United States dollars)
--------------------------------------------------------------------------------

                                                  (Unaudited)
                                                   October 31        January 31
                                                         1996              1996
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS

    Cash                                          $   699,559       $    12,321

    Trade accounts receivable, net of
    allowance                                       1,243,046           727,135

    Interest receivable                                14,192              --

    Inventories:

         Finished goods                               673,849           802,812

         Work in process                               72,660            98,281

         Raw materials                                515,865           506,862
                                                  -----------       -----------

                                                    1,262,374         1,407,955

    Prepaid expenses and other current
      assets                                           89,976            64,394
                                                  -----------       -----------
         TOTAL CURRENT ASSETS . . . . .             3,309,147         2,211,805

    Property, plant and equipment
      (at cost)

         Land and buildings                         2,624,589         2,320,588

         Machinery and equipment                    5,008,965         4,689,083
                                                  -----------       -----------
                                                    7,633,554         7,009,671

    Less allowances for depreciation and
    amortization                                   (3,901,159)       (3,506,611)
                                                  -----------       -----------
                                                    3,732,395         3,503,060

Patents and animal drug
  applications at cost, net of
  accumulated amortization                            916,847           991,731

Investment in Novatek International,                     --             400,000
Inc.

Due from affiliated companies                         834,626           838,911

Goodwill, net of accumulated
amortization                                           17,771            38,396

Other Assets                                           62,035            81,087
                                                  -----------       -----------
     TOTAL ASSETS  . . . . . . . . . .            $ 8,872,821       $ 8,064,990
                                                  ===========       ===========

                POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES
                ------------------------------------------------

                      Consolidated Condensed Balance Sheets
                      (Expressed in United States dollars)
--------------------------------------------------------------------------------
                                                  (Unaudited)
                                                   October 31        January 31
                                                         1996              1996
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

    Bank indebtedness                            $      5,157      $       --

    Accounts payable                                1,194,231         1,307,588

    Accrued liabilities                               740,477           572,612

    Loans payable                                      70,967            10,000

    Current portion of long-term debt                 203,676            78,097
                                                 ------------      ------------
       TOTAL CURRENT LIABILITIES . . .           $  2,214,508      $  1,968,297


Long-term debt                                        370,691           558,829

Due to shareholders                                   597,016           648,792

Due to affiliated companies                           425,420           425,420

Minority interest                                      22,935            22,935



SHAREHOLDERS' EQUITY

    Capital stock:

         Authorized:

              1,000,000 A preferred shares
              of $0.01 each

              8,994,000 B preferred shares
              of $0.00167 each

              40,000,000 common shares of
              $0.00167 each

         Issued and outstanding:

              8,994,000 B preferred shares             15,010            15,010

              28,252,182 common shares
              (January 31, 1996 -
              28,052,182) of which 82,400
              are held in treasury                     46,959            46,625

    Contributed surplus                            22,733,319        22,583,653

    Deficit                                       (17,080,324)      (17,681,720)

    Currency translation adjustments                 (472,713)         (522,851)
                                                 ------------      ------------

       TOTAL SHAREHOLDERS' EQUITY                   5,242,251         4,440,717
                                                 ------------      ------------

       TOTAL LIABILITIES & SHAREHOLDERS'         $  8,872,821      $  8,064,990
       EQUITY                                    ============      ============

                POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES
                ------------------------------------------------

                Consolidated Statements of Operations (Unaudited)
                      (Expressed in United States dollars)
-----------------------------------------------------------------------------------------------------

                                    Quarter ended     Year to date    Quarter ended      Year to date
                                       October 31       October 31       October 31        October 31
                                             1996             1996             1995              1995
-----------------------------------------------------------------------------------------------------

Sales                                 $ 2,560,527      $ 6,709,605      $ 2,032,867      $ 6,136,456



Cost of products sold,
exclusive of depreciation
reported below                          1,977,662        5,132,067        1,597,683        4,937,274
                                      -----------      -----------      -----------      -----------
                                          582,865        1,577,538          435,184        1,199,182


Expenses:

    Selling and promotion                  42,075          109,447           26,638          125,721

    General and administrative            366,429        1,126,018          304,347          808,972

    Depreciation and amortization         151,732          451,969          137,537          398,635

    Interest expense                       32,874          110,700           40,098           94,862

    Research and development               12,876           98,231           78,868          174,276
                                      -----------      -----------      -----------      -----------
                                          605,986        1,896,365          587,488        1,602,466

Loss from operations                      (23,121)        (318,827)        (152,304)        (403,284)

Other income and expenses:

    Gain on sale of investment in
    Novatek International, Inc.              --            878,412             --               --

    Gain (loss) on sale of                   --               --             (2,527)          (2,527)
    equipment

    Interest and other                     12,564           41,811           23,726           74,347
                                      -----------      -----------      -----------      -----------
                                           12,564          920,223           21,199           71,820

Profit (loss) before the
undernoted                                (10,557)         601,396         (131,105)        (331,464)

Provision for income taxes                   --               --              3,947            3,947

Minority interest in loss                    --               --              2,924           (7,191)
                                      -----------      -----------      -----------      -----------

Profit(loss) for the period               (10,557)         601,396         (137,976)        (328,220)

Per share information:
    Profit (loss) per common
    share:

         For the period               $      0.00      $      0.02      $      0.00      $     (0.01)

                POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES
                ------------------------------------------------

           Consolidated Statements of Shareholders' Equity (Unaudited)
                      (Expressed in United States dollars)
------------------------------------------------------------------------------

                                                Year to date      Year to date
                                                  October 31        October 31
                                                        1996              1995
------------------------------------------------------------------------------

PREFERRED SHARES

    Balance, beginning of period                $     15,010      $      4,990

    Private placement of preferred shares               --              10,020
                                                ------------      ------------

      Balance, end of period                    $     15,010      $     15,010

COMMON SHARES

    Balance, beginning of period                $     46,625      $     46,609

    Exercise of options                                  334                16
                                                ------------      ------------
      Balance, end of period                    $     46,959      $     46,625

CONTRIBUTED SURPLUS

    Balance, beginning of period                $ 22,583,653      $ 22,573,669

    Exercise of options                         $    149,666      $      9,984
                                                ------------      ------------
      Balance, end of period                    $ 22,733,319      $ 22,583,653


DEFICIT

    Balance, beginning of period                $(17,681,720)     $(16,516,186)

    Net income (loss) for the period                 601,396          (328,220)
                                                ------------      ------------
      Balance, end of period                    $(17,080,324)     $(16,844,406)

CURRENCY TRANSLATION ADJUSTMENTS

    Balance, beginning of period                $   (522,851)     $   (463,689)

    Currency translation adjustment for the
    period                                            50,138            50,038
                                                ------------      ------------
      Balance, end of period                    $   (472,713)     $   (413,651)

                POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES
                ------------------------------------------------

                Consolidated Statements of Cash Flows (Unaudited)
                      (Expressed in United States dollars)
--------------------------------------------------------------------------------

                                                 Year to date       Year to date
                                                   October 31         October 31
                                                         1996               1995
--------------------------------------------------------------------------------

Cash provided by (used in):


OPERATING ACTIVITIES

    Profit (loss) for the period                 $   601,396      $  (328,220)

    Add (deduct) items not affecting cash:
         Depreciation and amortization               451,969          398,635

        Gain on sale of investment in
         Novatek International Inc.                 (878,412)            --

         Loss (gain) on sale of equipment               --              2,527

         Minority interest                              --              7,191

         Expenses paid by issuance of common
         shares                                         --             10,000

    Change in non-cash operating working
    capital                                         (355,596)        (291,701)
                                                 -----------      -----------
                                                    (180,643)        (201,568)

INVESTING ACTIVITIES

    Proceeds from sale of investment in            1,278,412             --
    Novatek International Inc.

    Additions to property, plant and
    equipment                                       (523,240)        (484,727)

    Additions to patents and animal drug
    applications                                      (2,323)           6,349

    Proceeds from sale of equipment                     --              5,087

    Acquisition of subsidiary company                   --            250,000
                                                 -----------      -----------
                                                     752,849         (223,291)

FINANCING ACTIVITIES

    Increase in (repayment of) loan payable           60,967          107,769

    Repayment of long-term debt                      (62,559)         (23,158)

    Proceeds from long-term debt                        --            196,660

    Increase in (repayment of) due to
    shareholders                                      98,224          544,417

    Decrease (increase) in due from
    affiliated companies                               4,285          (74,469)

    Increase (decrease) in bank indebtedness           5,157           94,853
                                                 -----------      -----------
                                                     106,074          846,072

    Effect of exchange rate changes on cash            8,958          (37,040)
                                                 -----------      -----------

Increase (decrease) in cash position                 687,238          384,173

Cash position, beginning of period                    12,321          135,195
                                                 -----------      -----------

Cash position, end of period                     $   699,559      $   519,368
                                                 ===========      ===========

                POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES


(a) Results of Operations

During the fiscal quarter ended October 31, 1996, the Registrant's pre-tax profit from operations, before research and development, interest charges, depreciation and interest and income, amounted to $174,361. This is a significant improvement over a similarly calculated pre-tax profit of $104,199 for the same period last fiscal year and $57,978 for the second quarter of this fiscal year. The Registrant's improved profits is primarily attributable to the increased sales and profits at Dextran Products Limited ("Dextran") this quarter, which increased $28,579 over the second quarter Dextran profits. Also contributing to the improved profits is the $138,279 reduction in losses at Veterinary Laboratories Inc. ("Vet Labs") over the second quarter of this fiscal year.

Sales volume in the third quarter was higher than the same period last year by $527,660 and higher than the previous quarter of this fiscal year by $658,409. The increase in sales over the previous quarter may be attributed, in large part, to the increased sales at Vet Labs of $439,340. Vet Labs' sales rose as a result of the end of the price war for Iron Dextran, an increase in the selling price of Iron Dextran and the increased demand caused by the end of the drought in the Southern region of the United States. The increased sales volume also resulted from the strong sales experienced at Dextran this quarter. Dextran has seen an increasing demand for its products as the result of increased pork production.

Gross margins were consistent with that of the previous quarter at 23%, and were up slightly from the third quarter of last year when the gross margin was 21%. Dextran's gross margin dropped slightly as a result of the strengthening of the Canadian dollar relative to the U.S. dollar. Vet Labs' gross margin increased during this quarter from -1% to 11% due to both the increased selling price for Iron Dextran and the significantly increased sales volume.

General and administrative expenses have increased this quarter by $62,082 over the same period last fiscal year as a result of the legal expenses incurred in connection with defending a lawsuit filed against the Registrant last quarter by the former option holders of Novatek International, Inc. The amount of the loss, if any, that may result from this lawsuit remains indeterminable at this time. The Registrant continues to maintain a reserve in the amount of $100,000 to cover any additional legal fees that are incurred in connection with the lawsuit.

Research and development expenditures decreased by $65,992 in the third quarter this year relative to the same period last year due to a renegotiation of the research agreement with the University of British Columbia. The revised agreement has significantly lowered funding requirements.


(b) Liquidity and Capital Resources

The Registrant has generated a year-to-date negative cash flow from operations of $180,643 which is an improvement of $20,925 over last year's nine month period of negative cash flow from operations totalling $201,568. The improved cash flow is primarily due to improved profits at Dextran. Dextran had sales of $1,190,601 during this quarter resulting in an increase in accounts receivable of $167,537. The build up of working capital is mainly attributable to Vet Labs' sales of $1,353,838 during this quarter, a significant portion of which occurred towards the end of the quarter, resulting in an increase in accounts receivables of $332,500. The Registrant anticipates that its cash flow should continue to improve during the next quarter, provided its current sales volume remains constant. Notwithstanding the foregoing, should the need for further cash flow infusions arise, the Registrant believes that continued loans and/or capital contributions from principal shareholders will meet these requirements.

Inventory levels remained relatively constant during the quarter as continued strong sales resulted in movement of current production.

The Registrant has invested $523,240 year-to-date in its property, plant and equipment. The majority of this expenditure, $494,581, was used to build new labs at Dextran. The is the first phase of the modernization and refurbishment of Dextran's existing plant in order to improve productivity and keep pace with rising demand for its products.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete full financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the third quarter ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ended January 31, 1997. For further information, refer to the consolidated statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the fiscal year ended January 31, 1996.

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

Date:  December 11, 1996

                                           POLYDEX PHARMACEUTICALS LIMITED
                                           (Registrant)

                                           By /s/ George Usher
                                              -------------------------------
                                              George Usher, President and CEO
                                              (Chief Operating Officer)

                                           By /s/ Sharon Wardlaw
                                              -------------------------------
                                              Sharon Wardlaw, Treasurer
                                              (Chief Financial Officer)

                                  EXHIBIT INDEX



Description
-----------

Exhibit 27       Financial Data Schedule