Form 10-K
period 1997-01-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 1997-04-30
CIK 317158

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 1997

                         Commission file number: 1-8366

                         POLYDEX PHARMACEUTICALS LIMITED
             (Exact Name of Registrant as Specified in Its Charter)

  Commonwealth of the Bahamas                                None
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

421 Comstock Road, Scarborough, Ontario, Canada             M1L 2H5
    (Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code  (416) 755-2231

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
         Title of Each Class                    on Which Registered
         -------------------                    -------------------
Common Shares, $.00167 Par Value                Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  Same

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and ask prices of such stock as of March 31, 1997: $15,836,322

The number of Common Shares outstanding as of March 31, 1997:  28,252,182

                       Documents Incorporated By Reference

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1997, are incorporated by reference into Part II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 19, 1997, are incorporated by reference into
Part III.

                                     PART I

ITEM 1.  BUSINESS

Introduction
------------

         Polydex Pharmaceuticals Limited (the "Registrant") was incorporated under the laws of the Commonwealth of the Bahamas on June 14, 1979 as Polydex Chemicals Limited, and changed its name on March 28, 1984. The address of its statutory office in the Bahamas is c/o Higgs & Johnson, 83 Shirley Street, Nassau, Bahamas: telephone (242) 322-8571. The Registrant's current business is conducted through two of its subsidiaries, Polydex Chemicals (Canada) Limited, a wholly-owned Canadian corporation incorporated in 1969, which itself conducts its business through its wholly-owned subsidiary, Dextran Products Limited ("Dextran Products") (incorporated in Ontario in 1966) and Chemdex, Inc. ("Chemdex"), a 90% owned Kansas corporation incorporated in 1987. On November 30, 1992, Chemdex acquired from Continental Grain Company 100% of the issued and outstanding share capital of Veterinary Laboratories Inc. ("Vet Labs"), a Kansas corporation, which previously had been wholly-owned by the Registrant. On December 1, 1992, Vet Labs and Sparhawk Laboratories Inc. ("Sparhawk") entered into a joint venture (the "Sparhawk Joint Venture") for the purpose of manufacturing and selling veterinary pharmaceutical products. Sparhawk is an affiliated company owned primarily by the management of the Sparhawk Joint Venture. The Registrant controls the Sparhawk Joint Venture through its control of the board of directors. On May 9, 1995, the Registrant acquired from its then Chairman (now Vice-Chairman), Thomas C. Usher, a 90% interest in Novadex International Inc. ("Novadex International"), a Bahamas corporation. The principal asset of Novadex International is a patent, developed by Mr. Usher, for the use of Cellulose Sulphate in a number of applications, including the development of a new contraceptive gel.

General
-------

         The current business of the Registrant is the manufacture and sale of Dextran and several of its derivatives, including Iron Dextran and Dextran Sulphate, veterinary pharmaceutical products and other specialty chemicals, and cosmetic raw materials, with some related research and development.

         Dextran, a generic name applied to certain synthetic compounds formed by bacterial growth on sucrose, is a polymer or giant molecule. The name Polydex combines the words "polymer" and "dextran."

Description, Usage and Regulated Aspects of the Products
--------------------------------------------------------

         The operations of the Registrant are presently carried on through Dextran Products and Vet Labs. These subsidiaries operate principally in one industry: the manufacture of veterinary pharmaceutical products.

Dextran Products manufactures and sells Dextran and several of its derivatives. Vet Labs develops, manufactures and sells veterinary pharmaceutical products.

Iron Dextran
------------

A.  Description
    -----------

         Iron Dextran is a derivative of Dextran produced by complexing Iron with Dextran. Iron Dextran is injected into most pigs at birth as a treatment for anemia.

B.  Regulation and Usage
    --------------------

         Sales presently are being made by the Registrant in the following countries, which have approved the use of Iron Dextran for animals or which require no approval or accept the Canadian registration: Canada (registration number R625), Denmark, France, Switzerland, Hong Kong, Germany, the Netherlands, Finland, Ecuador, Thailand, Hungary, Malaysia, the Philippines, Japan, Brazil, Korea, Spain, Sweden, Israel, New Zealand, Mexico, Costa Rica, and Australia. In the United States, sale for veterinary use requires the approval of the U.S. Food and Drug Administration (the "FDA"). Chemdex has FDA approval for veterinary use of Iron Dextran in the United States. For classification purposes, the Registrant treats these sales of the Iron Dextran raw materials as sales of Iron Dextran.

Dextran Sulphate
----------------

A.  Description
    -----------

         Dextran Sulphate is a specialty chemical which finds use in research applications of the pharmaceutical industry and other centers of chemical research.

B.  Regulation and Usage
    --------------------

         The Dextran Sulphate manufactured by the Registrant is sold in Australia, Switzerland, France, the Netherlands, New Zealand and the United States, where it is used in limited quantities in the manufacture of film, as well as analytical chemical applications. This usage requires no regulatory approval.

Veterinary Products
-------------------

A.  Description
    -----------

         The Registrant manufactures tablets and boluses, internal and external solutions, ointments, powders and sterile injectable products.

B.  Regulation and Usage
    --------------------

         The products are sold in the United States and are used by large animal veterinarians and by farmers for the treatment of various diseases and conditions that affect farm animals. The Vet Labs facility is regulated and inspected by the FDA and the U.S. Drug Enforcement Agency.

Sales, Distribution and Reliance Upon Foreign Countries
-------------------------------------------------------

Iron Dextran and Dextran Sulphate
---------------------------------

         The Registrant sells Iron Dextran and Dextran Sulphate throughout the world on a non-exclusive basis. For the fiscal year ended January 31, 1997, approximately 12% of the total sales of Iron Dextran were to one customer. No other customer accounted for 10% or more of total sales. This customer is a supply house, and management believes that the loss of this customer would not have a material adverse effect upon Dextran Products' results of operations, since management believes that customers of the supply house would either do business with the Registrant through another distributor or supply house, or directly.

         The Registrant has not changed its mode of distribution of Iron Dextran or Dextran Sulphate during the past eleven fiscal years. The Registrant distributes its product through sales agents, operating on an exclusive and non-exclusive basis, throughout the world. These agents are paid a sales commission, usually 3%. Orders are forwarded to the Registrant's manufacturing facilities in Scarborough, Ontario, Canada where they are processed and shipped. The Canadian Embassies and Consulates in various countries also assist the Registrant by making available information regarding the Registrant and its products.

Veterinary Products
-------------------

         All of the sales of Vet Labs for the fiscal year ended January 31, 1997 were within the United States. Distribution is achieved through private label buying groups who then distribute to their own distributors and through full service independent distributors who purchase products under Vet Labs' house labels. Private label products accounted for approximately 80% of sales, with house label sales contributing approximately 18%. In addition, Vet Labs also does "contract filling" for other industry companies. Four customers (all private label buying groups) accounted for 55% of sales at Vet Labs, with individual customer shares ranging from 12% to 16%. The loss of any one or more of these customers could have a material adverse effect upon Vet Labs' results of operations.

Working Capital Requirements
----------------------------

         There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Registrant's working capital.

Patents, Trademarks and Licenses
--------------------------------

Iron Dextran
------------

         Effective February 1, 1995, the Registrant entered into an agreement with Novadex Inc., an affiliated company, whereby Novadex Inc. granted the Registrant the exclusive worldwide license to use a certain process developed by Novadex Inc. for producing Iron Dextran. This process allows the Registrant to produce Iron Dextran at a lower cost than would otherwise be possible. The term of the license agreement is 10 years. The Registrant pays a license fee based on production volumes.

         The technology in the field of Dextran and its derivatives is undergoing continuous expansion and development. The manufacture of Dextran and its derivatives may be achieved by different processes and variations (including glycoside, which is in the public domain). Therefore, the Registrant does not believe that this license gives it any substantial competitive advantage.

Dextran Sulphate
----------------

         This material was patented under U.S. patent number 4,855,410 in August, 1989 and has been tested with other drugs for efficacy in controlling the HIV virus. At this time research has been halted so that the Registrant can focus its resources on cystic fibrosis and Cellulose Sulphate. Once these projects have been completed, the Registrant expects to return its attention to Dextran Sulphate.

Veterinary Products
-------------------

         Vet Labs holds a New Animal Drug Application from the FDA for the production of both 10% Bulk Iron Hydrogenated Dextran and 10% Injectable Iron Hydrogenated Dextran.

Elastin and Collagen
--------------------

         These materials were patented under U.S. patent numbers 4,659,740 and 4,784,986 on April 21, 1987 and November 15, 1988, respectively. The patents cover a process whereby the materials are modified in such a way as to penetrate the skin and act as a hydrating agent.

Cellulose Sulphate
------------------

        During the fiscal year ended January 31, 1996, a patent for a new method of manufacture of Cellulose Sulphate was purchased for $1 million. The process was patented under U.S. patent number 5,378,828 in June of 1995. Prior to development of the patented process, the manufacture of the compound required the use of dangerous and environmentally sensitive chemicals. The new method is safer, and appears to produce a more consistent product. Cellulose Sulphate appears to have applications in film manufacture and capsule production and is presently being investigated in conjunction with the Rush Institute of the University of Chicago as a potential contraceptive which also has antiviral capabilities. With regard to the latter application, the Registrant is looking to perform human clinical trials and to this end most of the animal toxicology work necessary for the filing of an Investigation New Drug (IND) has been completed. The IND will be filed when all of such work is complete.

Cystic Fibrosis
---------------

        Effective April 1, 1994, the Registrant entered into a Research Agreement (the "UBC Research Agreement") with an affiliated company and the University of British Columbia ("UBC"). On April 1, 1996, the UBC Research Agreement was amended and expanded to include a number of Canadian hospitals. Under the terms of the UBC Research Agreement, the Registrant has agreed to provide equipment and funding in return for continuing research on cystic fibrosis to be carried out in connection with two patents issued in 1996. U.S. patent number 5,441,938 is held jointly by UBC and the Registrant, whereas U.S. patent number 5,514,665 is held by UBC and licensed to the Registrant. In conjunction with the UBC Research Agreement, UBC granted the Registrant, through a sub-licensing agreement with an affiliated company, an exclusive worldwide license to manufacture, distribute and sell products derived or developed from the research performed. The Registrant will pay a quarterly royalty, based on sales.

Status of New Products or Industry Segments
-------------------------------------------

         There has been no public announcement of, and no information otherwise has been made public about, a new product or industry segment that would require the investment of a material amount of the assets of the Registrant or that otherwise is material.

Suppliers and Sales
-------------------

Iron Dextran and Dextran Sulphate
--------------------------------

         With regard to its basic raw materials, the Registrant utilizes one basic supplier for its sugar requirements and one basic supplier for its Iron. Both of these materials, as well as others used by the Registrant, are readily available from numerous suppliers at competitive prices in the market. The Registrant has no long-term contracts with any of its suppliers.

         The Registrant is dependent upon a single source for a certain raw material used in the production of Dextran Sulphate. Such supply was adequate in fiscal 1997 and no shortages are anticipated in the near term. However, any curtailment in availability of such raw material could be accompanied by production or other delays as well as increased raw material costs, with consequent adverse effect on the Registrant's results of operations.

Veterinary Products
-------------------

         Raw materials are readily available from a variety of suppliers at competitive prices in the market. The Registrant has no long-term contracts with any of its suppliers.

Backlog and Seasonality
-----------------------

         The Registrant's backlog as at January 31, 1997 was approximately $700,000, whereas backlog as at January 31, 1996 was approximately $800,000. All of these orders are expected to be filled within the current fiscal year.
The Registrant's business is not seasonal to any material extent.

Competition
-----------

         The Registrant is the only Canadian manufacturer of Iron Dextran and, as a result of its acquisition of Vet Labs, the Registrant is also the only manufacturer in the United States. There exist several European sources of Iron Dextran. However, the only other major supplier of Iron Dextran is located in Denmark. Dextran Sulphate is also manufactured by several manufacturers in the U.S. and Europe. With regard to Iron Dextran and Dextran Sulphate, the Registrant competes on the basis of quality, service and price.

         The Registrant currently produces approximately 50 veterinary products including analgesics, anti-diarrheals, topical antiseptics, nutritional supplements, local and general anesthesia agents and euthanizing agents. Primary market segments include beef and dairy cattle, swine, equine and to a small extent, companion animals (dogs and cats). With the exception of Iron Dextran, the product offering is generic or non-licensed (non NADA). As such, all products are subject to numerous competitors. In addition to competing on the basis of quality, service and price, the Registrant differentiates itself from its competitors through its ability to supply multiple product dosage forms (i.e., injectables, boluses, tablets, liquids and powders) and provide customers with technical and regulatory support and assistance from in-house quality control and regulatory departments.

Research and Development
------------------------

         During the fiscal years ended January 31, 1997, 1996, and 1995, the Registrant expended $92,063, $314,149, and $270,488, respectively, on research and development relating primarily to cystic fibrosis and Cellulose Sulphate.

Environmental Compliance
------------------------

         The Registrant believes that it is in substantial compliance with all existing applicable foreign, federal, state and local environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position.

Governmental Contracts
----------------------

         No portion of the Registrant's business is subject to renegotiation of profits or termination of contract or subcontracts at the election of the U.S. Government.

Employees
---------

         As of March 31, 1997, the Registrant employed 79 employees, of whom 64 were engaged in production, 2 in research and development, 9 in administration and 4 in marketing and sales activities. Of such employees, 53 were employed by Vet Labs and 26 by Dextran Products. None of the Registrant's employees are covered by collective bargaining agreements. Management considers its relations with employees to be good.

Recent Developments -- New Products
-----------------------------------

Activated Collagen and Elastin
------------------------------

         Collodex, a modified collagen, has been formulated by the Registrant as a principal ingredient of a cosmetic skin cream. During fiscal 1997, the Registrant engaged several marketing companies for the promotion of this product, however, efforts by these companies met with limited success. At the present time, minor sales are being made to cosmetic manufacturers in the Pacific Rim with the potential for increased sales in the future. In addition, two U.S. marketing companies have expressed an interest in promoting the product and the Registrant expects that one of these companies will start advertising the product on the Internet shortly.

         Elastin, a material with similar applications, has been developed by the Registrant. It has not been commercialized, however, pending the launch of Collodex and no sales are expected to occur in the current fiscal year.

Cystic Fibrosis
---------------

         Cystic fibrosis is a genetic disease which causes a cascade of effects, the most severe being a build up of mucus in the lungs. This mucus is difficult to remove and also permits the colonization of bacteria which then cause secondary infections and often death. Recent research has shown that a special form of Dextran is effective in preventing the colonization of bacteria in the mouth and in stimulating the macrophages in the lungs to remove the bacteria present and lessen secondary infections. This research is being done by the Registrant in collaboration with the University of British Columbia, where in vitro studies are being performed. Further animal work is being planned prior to the commencement of human clinical trials.

Cellulose Sulphate
------------------

         Production of this product was halted in 1989 when the customer found a substitute. However, interest in the industrial use of Cellulose Sulphate has been revived and samples have been supplied, but it is difficult to predict if sales will occur this year. Research is also underway in the United States to evaluate the use of this material as a contraceptive gel with antiviral capabilities. The Registrant is in preliminary discussions with certain companies to fund the further research necessary to commercialize this Cellulose Sulphate product, however, the results of their discussions are indeterminable at this time.

         The Registrant cannot predict which, if any, of these new products might generate revenues for the Registrant, or when any such revenues might occur, if at all.

Segmented Information
---------------------

         The information regarding the geographic distribution of revenue, operating results and assets set forth in Note 14 to the Registrant's Consolidated Financial Statements included in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1997 is incorporated herein by reference.

ITEM 2.  PROPERTIES
         ----------

         The Registrant's wholly-owned subsidiary, Polydex Chemicals (Canada) Limited, maintains its executive and sales offices and its manufacturing plant of approximately 30,000 square feet in Scarborough, Ontario, Canada.

         The Registrant operates a fermentation plant in Scarborough, Ontario, Canada, having the capacity to produce both 10% and 20% Iron Dextran at the rate of up to 10,000 litres a week (there are 1.057 quarts in one litre). Present production is approximately 8,000 litres a week. Complexing of the Iron Dextran takes place in Scarborough, Ontario, Canada.

         Dextran Sulphate presently is manufactured at the Registrant's plant in Scarborough, Ontario, Canada where reactors and spray drying equipment are available. The Registrant presently manufactures approximately 500 kilos of Dextran Sulphate per quarter (there are 2.2 pounds in one kilo), and has the capacity to manufacture 500 kilos per month simultaneously with the 10,000 litres per week of Iron Dextran.

         Through its subsidiary Vet Labs, the Registrant manufactures tablets and boluses, internal and external solutions, ointments, powders and injectable products. The manufacturing facility is located on 8 acres of land in Lenexa, Kansas. The plant is 55,000 square feet with separate production areas for each of the above product groups. The plant has the capacity to manufacture 200,000 boluses per day, 4,000 gallons of liquids per day, 1,500 pounds of powder per day and 1,000 gallons of injectable products per day. The facility is currently running at approximately 50% of capacity.

         Each of the properties described above is owned by the Registrant. Management believes that the Registrant's facilities are adequate for its present requirements. These facilities have additional capacity for expansion of production of existing and new products. The Registrant considers its current equipment to be in good condition and suitable for the operations involved.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         On May 23, 1996, FMMG, Inc. ("FMMG") filed suit against the Registrant in the United States District Court for the Southern District of Florida seeking damages for the alleged breach of an option given by the Registrant in favor of FMMG and another company with respect to 160,000 shares of common stock in Novatek International, Inc. previously held by the Registrant. The Registrant has challenged the jurisdiction of the U.S. District Court by a motion to dismiss. Should the motion to dismiss be denied, the Registrant intends to vigorously defend the action. Discovery on the merits has been stayed pending resolution of the motion to dismiss; accordingly, it is not possible at this point in time to accurately predict the likelihood of an unfavorable outcome or the magnitude of any potential damages.

         On November 19, 1992, Joseph Valaderes filed suit against the Government of Canada and the Canadian Broadcasting Corporation in the Ontario Court (General Division) seeking Canadian $2,900,000 in the aggregate, plus pre and post judgment interest and costs, in connection with a television broadcast in 1989. On July 21, 1995, Mr. Valaderes filed an amended claim to include Dextran Products as a defendant. The Registrant intends to vigorously defend the action, however, the ultimate outcome at this stage of the proceedings is not determinable at this time.

         There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Registrant or any of its subsidiaries is a party, or to which any of the their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ----------------------------------------------------

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the Registrant's fourth quarter ended January 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

         The information contained under the caption "Market for the Company's Common Stock and Related Security Holder Matters" in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1997 is incorporated herein by reference.

         The following information is provided in addition to the information incorporated by reference as mentioned above.

         There are no governmental laws, decrees or regulations in the Commonwealth of the Bahamas applicable to the Registrant that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends or other payments to nonresident holders of the Registrant's Common Shares. Also, U.S. holders of the Registrant's Common Shares are not subject to taxes under Bahamian law.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The information required under this item is included under the caption "Financial Highlights" in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1997 and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

         The information required under this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1997 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         The Registrant's Consolidated Financial Statements are included in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1997 and are incorporated herein by reference. Supplementary financial information is not required.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Not applicable.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The information required under this item is incorporated herein by reference from the material contained under the captions "Board of Directors", "Proposals","Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         The information required under this item is incorporated herein by reference from the material contained under the captions "Board of Directors", "Board Meetings and Committees", "Compensation of Executive Officers" and "Company Stock Performance" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The information required under this item is incorporated herein by reference from the material contained under the caption "Ownership of Voting Securities" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         The information required under this item is incorporated herein by reference from the material contained under the caption "Transactions With the Company" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

         (a) The following documents are filed as a part of this Annual Report on Form 10-K:

                  (1) Financial Statements included in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1997 and incorporated by reference from Exhibit 13 filed herewith

                           Auditors' Report to the Shareholders -- Ernst & Young LLP
                           Consolidated Balance Sheets
                           Consolidated Statements of Operations
                           Consolidated Statements of Shareholders' Equity Consolidated Statements of Cash Flows
                           Notes to Consolidated Financial Statements

                  (2)      Financial Statement Schedules

                           Auditors' Report to Shareholders - KPMG Peat
                           Marwick Thorne

                           All other schedules for which provision is made in
                  the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

                  (3)      Exhibits

                           3.1 Memorandum of Association of Polydex Pharmaceuticals Limited, as amended
                           3.2      Articles of Association of Polydex
                                    Pharmaceuticals Limited, as amended
                           10.1 Employment Agreement between Polydex Pharmaceuticals Limited and Thomas C. Usher, dated December 22, 1993
                           10.2 Employment Agreement between Polydex Pharmaceuticals Limited and George G. Usher, dated December 22, 1993
                           10.3 Employment Agreement between Polydex Pharmaceuticals Limited and Natu Patel, dated February 12, 1990
                           10.4 Research Agreement among Dextran Products Limited, Canadian Microbiology Consortium, British Columbia's Children's Hospital and the University of British Columbia, dated April 1, 1996
                           10.5 Joint Venture Agreement among Chemdex, Inc., Veterinary Laboratories Inc. and Sparhawk Laboratories, Inc., dated December 1, 1992
                           10.6 Manufacturing Agreement among Sparhawk Laboratories, Inc., Agri-Laboratories, Ltd. and Veterinary Laboratories Inc., dated September 23, 1996
                           10.7     Marketing Proposal between Polydex
                                    Pharmaceuticals Limited and Trident Group, dated March 1, 1997
                           10.8 Stock Sale and Purchase Agreement among Polydex Pharmaceuticals Limited, Chemdex, Inc. and Continental Grain Company, dated October 30, 1992, as amended on November
                                    22, 1996

                           13       Annual Report to Shareholders for the fiscal
                                    year ended January 31, 1997 (only those
                                    portions incorporated herein by reference)
                           21       Subsidiaries of Polydex Pharmaceuticals
                                    Limited
                           23       Consent of Ernst & Young LLP
                           27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  No current reports on Form 8-K were filed by the Registrant during the fourth quarter ended January 31, 1997.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 30, 1997

                                       POLYDEX PHARMACEUTICALS LIMITED


                                       By: /s/ George G. Usher
                                          -----------------------------------
                                           George G. Usher, President and
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  April 30, 1997                    /s/ George G. Usher
                                       --------------------------------------
                                         George G. Usher, Director, President
                                           and Chief Executive Officer
                                           (Principal Executive Officer)



Date:  April 30, 1997                    /s/ Sharon Wardlaw
                                       --------------------------------------
                                         Sharon Wardlaw, Treasurer, Secretary
                                           and Chief Financial and Accounting
                                           Officer (Principal Financial and
                                           Accounting Officer)


Date:  April 30, 1997                    /s/ Joseph Buchman
                                       --------------------------------------
                                         Joseph Buchman, Director


Date:  April 30, 1997                    /s/ Alec Keith
                                       --------------------------------------
                                         Alec Keith, Director


Date:  April 30, 1997                    /s/ Natu Patel
                                       --------------------------------------
                                         Natu Patel, Director


Date:  April 30, 1997                    /s/ Ruth L. Usher
                                       --------------------------------------
                                         Ruth L. Usher, Director


Date:  April 30, 1997                    /s/ Thomas C. Usher
                                       --------------------------------------
                                         Thomas C. Usher, Director

                      AUDITORS' REPORT TO THE SHAREHOLDERS


We have audited the consolidated balance sheets of Polydex Pharmaceuticals Limited as at January 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free to material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 1996 and 1995, and the results of its operations and the changes in its financial position for each of the years in the three-year period ended January 31, 1996, in accordance with accounting principles generally accepted in the United States of America.

KPMG
Chartered Accountants
Toronto, Canada
April 30, 1996

                                  EXHIBIT INDEX
                                  -------------


Exhibit Number            Exhibit Description
--------------            -------------------

         3.1              Memorandum of Association of Polydex
                          Pharmaceuticals Limited, as amended
         3.2              Articles of Association of Polydex
                          Pharmaceuticals Limited, as amended
         10.1             Employment Agreement between Polydex
                          Pharmaceuticals Limited and Thomas C. Usher,
                          dated December 22, 1993
         10.2             Employment Agreement between Polydex
                          Pharmaceuticals Limited and George G. Usher,
                          dated December 22, 1993
         10.3             Employment Agreement between Polydex
                          Pharmaceuticals Limited and Natu Patel, dated
                          February 12, 1990
         10.4             Research Agreement among Dextran Products
                          Limited, Canadian Microbiology Consortium,
                          British Columbia's Children's Hospital and
                          the University of British Columbia, dated
                          April 1, 1996
         10.5             Joint Venture Agreement among Chemdex, Inc.,
                          Veterinary Laboratories Inc. and Sparhawk
                          Laboratories, Inc., dated December 1, 1992
         10.6             Manufacturing Agreement among Sparhawk
                          Laboratories, Inc., Agri-Laboratories, Ltd. and
                          Veterinary Laboratories Inc., dated
                          September 23, 1996
         10.7             Marketing Proposal between Polydex
                          Pharmaceuticals Limited and Trident Group,
                          dated March 1, 1997
         10.8             Stock Sale and Purchase Agreement among
                          Polydex Pharmaceuticals Limited, Chemdex, Inc. and
                          Continental Grain Company, dated October 30, 1992,
                          as amended on November 22, 1996
         13               Annual Report to Shareholders for the fiscal
                          year ended January 31, 1997 (only those
                          portions incorporated herein by reference)
         21               Subsidiaries of Polydex Pharmaceuticals Limited
         23               Consent of Ernst & Young LLP
         27               Financial Data Schedule