Form 10-Q
period 1997-04-30
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 1997-06-10
CIK 317158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 1997

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ______________

                          Commission File Number 1-8366
                                                -------

                         POLYDEX PHARMACEUTICALS LIMITED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  Commonwealth of the Bahamas                             None
------------------------------                      -------------------
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

                         Yes   X      No
                            ------      ------

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Common Shares, $.00167 Par Value                           28,252,182
--------------------------------                 -----------------------------
(Title of Class)                                 (Outstanding at June 6, 1997)

                         POLYDEX PHARMACEUTICALS LIMITED
                         -------------------------------

                                TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----

PART I            FINANCIAL INFORMATION

Item 1            CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)

                  Consolidated Balance Sheets                          3
                  April 30, 1997 and January 31, 1997

                  Consolidated Statements of Operations                5
                  Three Months ended April 30, 1997 and 1996

                  Consolidated Statements of Shareholders' Equity      6
                  Three Months ended April 30, 1997 and 1996

                  Consolidated Statements of Cash Flows                7
                  Three Months ended April 30, 1997 and 1996

Item 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF              8
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II           OTHER INFORMATION

Item 6            EXHIBITS AND REPORTS ON FORM 8-K                    10

                  Signatures
                                                                      11
                                       -2-

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Balance Sheets
(Expressed in United States dollars)
---------------------------------------------------------------------------------------
                                                          (Unaudited)
                                                             April 30        January 31
                                                                 1997              1997
---------------------------------------------------------------------------------------
ASSETS

Current Assets:
   Cash                                                   $   516,226       $   603,491
   Trade accounts receivable, net of allowance                788,837         1,107,829
   Interest receivable                                          2,517               -

   Inventories:
      Finished goods                                          851,719           656,039
      Work in process                                          28,434            89,640
      Raw materials                                           538,726           533,601
      ---------------------------------------------------------------------------------
                                                            1,418,879         1,279,280
   Prepaid expenses and other current assets                   61,825            63,312
   ------------------------------------------------------------------------------------
                                                            2,788,284         3,053,912
Property, plant and equipment, at cost
   Land and buildings                                       2,769,673         2,796,935
   Machinery and equipment                                  4,999,497         5,077,720
   ------------------------------------------------------------------------------------
                                                            7,769,170         7,874,655
   Less allowances for depreciation and amortization       (3,992,763)       (4,017,353)
   ------------------------------------------------------------------------------------
                                                            3,776,407         3,857,302
Patents and animal drug applications at cost, net of
   accumulated amortization                                   851,391           877,311
Due from Novadex Inc.                                         769,032           765,209
Other assets                                                   62,798            73,783

---------------------------------------------------------------------------------------
                                                          $ 8,247,912       $ 8,627,517
=======================================================================================

===========================================================================================
                                                             (Unaudited)
                                                                April 30         January 31
                                                                    1997               1997
-------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                 $  1,263,041       $  1,511,698
   Current portion of long-term debt                              59,058             60,185
   ----------------------------------------------------------------------------------------
                                                               1,322,099          1,571,883
Long-term debt                                                   505,234            524,656

Due to shareholders                                              606,172            605,475

Due to affiliated companies                                      425,420            425,420

Deferred gain                                                    734,745            776,564

Minority interest                                                 22,087             22,791

Shareholders' equity:
   Capital stock:
      Authorized:
         1,000,000 A preferred shares of $0.01 each
         8,994,000 B preferred shares of $0.00167 each
         40,000,000 common shares of $0.00167 each
      Issued and outstanding:
         8,994,000 B preferred shares                             15,010             15,010
         28,252,182 common shares (January 31,
              1997 - 28,252,182) of which 82,400 are
              held in treasury                                    46,959             46,959
   Contributed surplus                                        22,733,319         22,733,319
   Deficit                                                   (17,565,806)       (17,559,330
   Currency translation adjustments                             (597,327)          (535,230)
   ----------------------------------------------------------------------------------------
                                                               4,632,155          4,700,728
   ----------------------------------------------------------------------------------------
                                                            $  8,247,912       $  8,627,517
===========================================================================================

POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
(Expressed in United States dollars)
===============================================================================
                                              Quarter Ended       Quarter Ended
                                                   April 30            April 30
                                                       1997                1996
-------------------------------------------------------------------------------
Sales                                           $ 2,236,335         $ 2,246,960

Cost of products sold, exclusive of
   depreciation reported below                    1,584,905           1,676,753
-------------------------------------------------------------------------------
                                                    651,430             570,207
Expenses:
   Selling and promotion                             67,658              27,774
   General and administrative                       389,967             316,743
   Depreciation and amortization                    144,592             143,211
   Interest expense                                  29,018              39,169
   Research and development                          38,371              60,834
   ----------------------------------------------------------------------------
                                                    669,606             587,731
-------------------------------------------------------------------------------
Profit (loss) from operations                       (18,176)            (17,524)

Other income (expenses):
   Interest and other                                10,998               5,842
-------------------------------------------------------------------------------
Profit (loss) before the undernoted                  (7,178)            (11,682)

Provision for income taxes                             --                  --

Minority interest in loss                               702                --
-------------------------------------------------------------------------------
Profit (loss) for the period                    $    (6,476)        $   (11,682)
===============================================================================
Per share information:
   Profit (loss) per common share:
        For the period                          $      0.00         $      0.00
===============================================================================


POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Statements of Shareholders' Equity (Unaudited)
(Expressed in United States dollars)

========================================================================================
                                                        Quarter Ended      Quarter Ended
                                                             April 30           April 30
                                                                 1997               1996
----------------------------------------------------------------------------------------
Preferred Shares:
     Balance, beginning of period                        $     15,010       $     15,010
     Private placement of preferred shares                        -                  -
     -----------------------------------------------------------------------------------
     Balance, end of period                              $     15,010       $     15,010
========================================================================================
Common Shares:
     Balance, beginning of period                        $     46,959       $     46,625
     Exercise of options                                          -                  -
     -----------------------------------------------------------------------------------
     Balance, end of period                              $     46,959       $     46,625
========================================================================================
Contributed Surplus:
     Balance, beginning of period                        $ 22,733,319       $ 22,583,653
     Exercise of options                                          -                  -
     -----------------------------------------------------------------------------------
     Balance, end of period                              $ 22,733,319       $ 22,583,653
========================================================================================
Deficit:
     Balance, beginning of period                        $(17,559,330)      $(17,681,720)
     Net income (loss) for the period                          (6,476)           (11,682)
     -----------------------------------------------------------------------------------
     Balance, end of period                              $(17,565,806)      $(17,693,402)
========================================================================================
Currency translation adjustments:
     Balance, beginning of period                        $   (535,230)      $   (522,851)
     Currency translation adjustment for the period           (62,097)             8,214
     -----------------------------------------------------------------------------------
     Balance, end of period                              $   (597,327)      $   (514,637)
========================================================================================

POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(Expressed in United States dollars)

========================================================================
                                           Quarter Ended   Quarter Ended
                                                April 30        April 30
                                                    1997            1996
------------------------------------------------------------------------
Cash provided by (used in):

Operating activities:
   Profit (loss) for the period                $  (6,476)      $ (11,682)
   Add (deduct) items not affecting cash:
      Depreciation and amortization              144,592         143,211
      Decrease in deferred gain                  (41,819)            -
      Minority interest                             (702)            -
   Change in non-cash operating working capital  (87,459)       (179,671)
   ---------------------------------------------------------------------
                                                   8,136         (48,142)
   ---------------------------------------------------------------------
Investing activities:
   Additions to property, plant and equipment    (39,103)        (38,426)
   Additions to patents and animal drug
     applications                                    -            (1,100)
   ---------------------------------------------------------------------
                                                 (39,103)        (39,526)
   ---------------------------------------------------------------------
Financing activities:
   Repayment of long-term debt                   (20,549)        (11,151)
   Advances from (repayment to) shareholders         697          85,422
   Advances from (repayment to) Novadex Inc.      (3,823)            -
   Increase (decrease) in bank indebtedness          -             7,630
   ---------------------------------------------------------------------
                                                 (23,675)         81,901
   Effect of exchange rate changes on cash       (32,623)         (5,852)
------------------------------------------------------------------------
Increase (decrease) in cash position             (87,265)        (11,619)

Cash position, beginning of period               603,491          12,321
------------------------------------------------------------------------
Cash position, end of period                   $ 516,226       $     702
========================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(a) RESULTS OF OPERATIONS

During the fiscal quarter ended April 30, 1997, the Registrant's pre-tax profit from operations prior to research and development, interest charges and depreciation amounted to $193,805, as compared to a similarly calculated pre-tax profit of $225,690 for the same period last year. This change was primarily composed of an increase in such profits at Dextran Products Limited ("Dextran") of $145,819 offset by increased expenses at the corporate head office of $96,056 and a decline in such profits at Veterinary Laboratories Inc. ("Vet Labs") of $79,029.

Sales volume this quarter decreased slightly from the same period last year by $10,625. Dextran experienced a quarter over quarter increase in sales of $76,963 as a result of increased demand for its products, however this was offset by a decrease at Vet Labs of $87,588 due to a decline in sales of Iron Dextran. Competitors in this product began selling at reduced prices. Vet Labs attempted to maintain their price level, however this significantly reduced the sales volume and Vet Labs ultimately had to reduce the selling price in order to move product.

Gross margins increased from 25% in the first quarter last year to 29% this quarter. Dextran's quarter over quarter gross margin increased significantly from 37% to 49% while Vet Labs' gross margin decreased from 13% to 8%. The margin increase at Dextran was due to a decline in the average Canadian dollar exchange rate, labour efficiencies achieved and sales mix. The decrease in margin at Vet Labs was attributable to increased filtration costs, the reduced sales of Iron Dextran, which is a higher margin product, and the reduction in the selling price of Iron Dextran described above.

Selling and promotion expenses in the quarter increased by $39,884 as compared to the first quarter last year due to contracting the services of a marketing company to begin promotion of new products.

General and administrative expenses have increased by $73,224 as a result of several factors. There was a general increase in salaries midway through the prior year as well as a new position created when Dr. Alec Keith was hired during the fourth quarter of last year to be the Chairman of the Board of Directors and Mr. Thomas C. Usher assumed the new position of Vice-Chairman. Legal and other fees associated with the preparation of SEC reports increased also. This increase was due in large part to complexities associated with the Registrant's proposed one-for-ten reverse stock split of its Common Shares and Class B Preferred Shares to be voted on by shareholders at the Annual General Meeting on June 19, 1997, as well as increased costs of complying with the SEC's new electronic filing system.

Research and development expenses have declined this quarter relative to the same quarter in the prior year because of increased funding from government sources.

Interest expenses have decreased by $10,151 compared to the same quarter last year due in part to the refinancing of the mortgage payable on Dextran's plant.

Operating results for the first quarter ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ended January 31, 1998. For further information, refer to the consolidated statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended January 31, 1997.

(b) LIQUIDITY AND CAPITAL RESOURCES

The Registrant in the first quarter generated a positive cash flow from operations of $8,136 compared to the prior year first quarter negative cash flow from operations of $48,142. This increase in working capital is primarily due to the collection of year end accounts receivable. Accounts receivable at Dextran decreased from $563,041 at the previous year end to $432,391, while Vet Labs' receivable balance decreased from $560,139 at the previous year end to $356,446. This large increase in working capital generated was partially offset by an increase in inventory levels. Inventory at Dextran increased from the year end balance of $604,122 to $693,366 at the end of the first quarter. The inventory level at Vet Labs remained constant during the quarter. Dextran is increasing their inventory levels in case of any production interruptions during the anticipated plant refurbishment later this year.

Positive operational cash flows are expected to continue in the future, but should the need for further cash infusions arise, the Registrant believes that continued loans and/or capital contributions from principal shareholders will meet these requirements.



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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  3.1 Memorandum of Association of Polydex Pharmaceuticals Limited, as amended (filed as Exhibit 3.1 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)

                  3.2 Articles of Association of Polydex Pharmaceuticals Limited, as amended (filed as Exhibit 3.2 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)

                  27       Financial Data Schedule

                  (b)      Reports on Form 8-K

                           April 2, 1997 - Item 4. Changes in Registrant's Certifying Accountant. On December 18, 1996, the Registrant engaged Ernst & Young LLP as its new independent accountants to audit its financial statements for the fiscal year ended January 31, 1997. The Registrant reported the engagement of Ernst & Young LLP on a Form 8-K dated April 2, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    June 10, 1997

                                   POLYDEX PHARMACEUTICALS LIMITED
                                   (Registrant)

                                   By  /s/ George G. Usher
                                      -----------------------------------------
                                      George G. Usher, President and Chief
                                       Executive Officer
                                      (Principal Executive Officer)

                                   By  /s/ Sharon Wardlaw
                                      -----------------------------------------
                                      Sharon Wardlaw, Treasurer, Secretary and
                                      Chief Financial and  Accounting Officer
                                      (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit Number                                Exhibit Description
--------------                                -------------------

         27                                   Financial Data Schedule