Form 10-Q
period 1997-07-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 1997-09-09
CIK 317158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 1997

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________

                          Commission File Number 1-8366
                                                 -------

                         POLYDEX PHARMACEUTICALS LIMITED
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  Commonwealth of the Bahamas                                None
- -------------------------------------                --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

             421 Comstock Road, Scarborough, Ontario, Canada M1L 2H5
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code (416) 755-2231
                                                   ---------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X      No
                               -----       -----

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value                     2,994,802
- -------------------------------                --------------------
(Title of Class)                          (Outstanding at September 5, 1997)

                         POLYDEX PHARMACEUTICALS LIMITED
                         -------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----

PART I            FINANCIAL INFORMATION

Item 1            CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)

                  Consolidated Balance Sheets
                  July 31, 1997 and January 31, 1997                          3

                  Consolidated Statements of Operations
                  Three and Six Months ended July 31, 1997 and 1996           5

                  Consolidated Statements of Shareholders' Equity
                  Six Months ended July 31, 1997 and 1996                     6

                  Consolidated Statements of Cash Flows
                  Six Months ended July 31, 1997 and 1996                     7

Item 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS               8

PART II           OTHER INFORMATION

Item 2            CHANGES IN SECURITIES                                      11

Item 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        12

Item 6            EXHIBITS AND REPORTS ON FORM 8-K                           13

                  Signatures                                                 14

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1.   Consolidated Financial Statements.


POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES


Consolidated Balance Sheets
(Expressed in United States dollars)


                                                                         (Unaudited)
                                                                             July 31         January 31
                                                                                1997               1997
- --------------------------------------------------------------------------------------------------------

Assets

Current Assets:
       Cash                                                        $       1,443,352   $        603,491
       Trade accounts receivable, net of allowance                           936,152          1,107,829

       Inventories:
            Finished goods                                                   808,083            656,039
            Work in process                                                   57,559             89,640
            Raw materials                                                    534,765            533,601
            --------------------------------------------------------------------------------------------
                                                                           1,400,407          1,279,280

       Prepaid expenses and other current assets                              57,572             63,312
       -------------------------------------------------------------------------------------------------
                                                                           3,837,483          3,053,912

Property, plant and equipment, at cost
       Land and buildings                                                  2,814,065          2,796,935
       Machinery and equipment                                             5,104,066          5,077,720
       -------------------------------------------------------------------------------------------------
                                                                           7,918,131          7,874,655
       Less allowances for depreciation and amortization                  (4,139,957)        (4,017,353)
       -------------------------------------------------------------------------------------------------
                                                                           3,778,174          3,857,302

Patents and animal drug applications at cost, net of
       accumulated amortization                                              825,471            877,311
Due from Novadex Inc.                                                        770,818            765,209
Other assets                                                                  54,667             73,783

- --------------------------------------------------------------------------------------------------------

                                                                   $       9,266,613   $      8,627,517
- --------------------------------------------------------------------------------------------------------

                                                                         (Unaudited)
                                                                             July 31         January 31
                                                                                1997               1997
- --------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable and accrued liabilities                    $       1,374,263   $      1,511,698
       Current portion of long-term debt                                      58,487             60,185
       -------------------------------------------------------------------------------------------------
                                                                           1,432,750          1,571,883

Long-term debt                                                               493,104            524,656

Due to shareholders                                                          629,060            605,475

Due to affiliated companies                                                  425,420            425,420

Deferred gain                                                                675,221            776,564

Minority interest                                                             21,607             22,791

Shareholders' equity:
       Capital stock:
            Authorized:
                 100,000 A preferred shares of $0.10 each
                 899,400 B preferred shares of $0.0167 each
                 4,000,000 common shares of $0.0167 each
            Issued and outstanding:
                 899,400 B preferred shares                                   15,010             15,010
                 2,984,898 common shares (January 31,
                      1997 - 2,825,218) of which 8,240 are
                      held in treasury                                        49,621             46,959
       Contributed surplus                                                23,730,657         22,733,319
       Deficit                                                           (17,629,923)       (17,559,330)
       Currency translation adjustments                                     (575,914)          (535,230)
       -------------------------------------------------------------------------------------------------
                                                                           5,589,451          4,700,728

- --------------------------------------------------------------------------------------------------------

                                                                   $       9,266,613   $      8,627,517
- --------------------------------------------------------------------------------------------------------

       See accompanying note to financial statements

POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Statement of Operations (Unaudited)

(Expressed in United States dollars)


- --------------------------------------------------------------------------------------------------------------------------
                                                                                             (Restated - See Note)
                                                                                      ------------------------------------
                                                 Quarter Ended       Year to Date      Quarter Ended       Year to Date
                                                       July 31            July 31            July 31            July 31
                                                          1997               1997               1996               1996
- --------------------------------------------------------------------------------------------------------------------------

Sales                                         $      2,343,259   $      4,579,594   $      1,902,118   $      4,149,078

Cost of products sold, exclusive of
      depreciation reported below                    1,660,309          3,245,214          1,477,652          3,154,405
- ------------------------------------------------------------------------------------------------------------------------
                                                       682,950          1,334,380            424,466            994,673

Expenses:
      Selling and promotion                             93,327            160,985             39,598             67,372
      General and administrative                       449,755            839,722            442,846            759,589
      Depreciation and amortization                    151,093            295,685            157,026            300,237
      Interest expense                                  29,017             58,035             38,657             77,826
      Research and development                          33,197             71,568             24,521             85,355
      ------------------------------------------------------------------------------------------------------------------
                                                       756,389          1,425,995            702,648          1,290,379
- ------------------------------------------------------------------------------------------------------------------------

Profit (loss) from operations                          (73,439)           (91,615)          (278,182)          (295,706)

Other income (expenses):
      Interest and other                                 8,842             19,840             23,405             29,247
- ------------------------------------------------------------------------------------------------------------------------

Profit (loss) before the undernoted                    (64,597)           (71,775)          (254,777)          (266,459)

Provision for income taxes                                   -                  -                  -                  -

Minority interest in loss                                  480              1,182                  -                  -
- ------------------------------------------------------------------------------------------------------------------------

Profit (loss) for the period                  $        (64,117)  $        (70,593)  $       (254,777)  $       (266,459)
- ------------------------------------------------------------------------------------------------------------------------


Per share information, as restated (see
note below):
      Profit (loss) per common share:
              For the period                  $          (0.02)  $          (0.02)  $          (0.09)  $          (0.09)

- ------------------------------------------------------------------------------------------------------------------------

      Note to interim financial statements:
              On June 19, 1997, the shareholders of the Company passed a resolution authorizing a one-for-ten reverse share split. All comparative amounts have been restated to reflect the impact of this reverse share split on a retroactive basis.

              Subsequent to the release of the consolidated financial statements for the three and six months ended July 31, 1996, management re-examined the appropriate accounting for the gain on the disposition of shares in Novatek International Inc. taking into account the potential risks associated with a lawsuit filed against the Company. Management determined that it would be more appropriate to defer any gain associated with this disposition pending resolution of the lawsuit. This change has been accounted for on a retroactive basis in these consolidated financial statements.

POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Statement of Shareholders' Equity (Unaudited)

(Expressed in United States dollars)

- ------------------------------------------------------------------------------------------------------
                                                                                          (Restated -
                                                                                             See Note)
                                                                     Year to Date        Year to Date
                                                                          July 31             July 31
                                                                             1997                1996
- ------------------------------------------------------------------------------------------------------

Preferred Shares:
         Balance, beginning of period                            $         15,010   $          15,010
         Private placement of preferred shares                                  -                   -
         ---------------------------------------------------------------------------------------------

         Balance, end of period                                  $         15,010   $          15,010
- ------------------------------------------------------------------------------------------------------

Common Shares:
         Balance, beginning of period                            $         46,959   $          46,625
         Private placement of common shares                                 2,662                 334
         ---------------------------------------------------------------------------------------------

         Balance, end of period                                  $         49,621   $          46,959
- ------------------------------------------------------------------------------------------------------

Contributed Surplus:
         Balance, beginning of period                            $     22,733,319   $      22,583,653
         Private placement of common shares                               997,338             149,666
         ---------------------------------------------------------------------------------------------

         Balance, end of period                                  $     23,730,657   $      22,733,319
- ------------------------------------------------------------------------------------------------------

Deficit:
         Balance, beginning of period                            $    (17,559,330)  $     (17,681,720)
         Net income (loss) for the period                                 (70,593)           (266,459)
         ---------------------------------------------------------------------------------------------

         Balance, end of period                                  $    (17,629,923)  $     (17,948,179)
- ------------------------------------------------------------------------------------------------------

Currency translation adjustments:
         Balance, beginning of period                            $       (535,230)  $        (522,851)
         Currency translation adjustment for the period                   (40,684)              2,285
         ---------------------------------------------------------------------------------------------

         Balance, end of period                                  $       (575,914)  $        (520,566)
- ------------------------------------------------------------------------------------------------------

POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Statement of Cash Flows (Unaudited)

(Expressed in United States dollars)


                                                                      Year to Date          Year to Date
                                                                           July 31               July 31
                                                                              1997                  1996
- ----------------------------------------------------------------------------------------------------------

Cash provided by (used in):

Operating activities:
      Profit (loss) for the period                                $        (70,593)    $       (266,459)
      Add (deduct) items not affecting cash:
            Depreciation and amortization                                  295,685              300,237
            Legal expenses relating to deferred gain                      (101,343)                   -
            Minority interest                                               (1,182)                   -
      Change in non-cash operating working capital                         (75,796)            (101,465)
      --------------------------------------------------------------------------------------------------
                                                                            46,771              (67,687)
      --------------------------------------------------------------------------------------------------

Investing activities:
      Additions to property, plant and equipment                          (162,020)            (175,462)
      Proceeds from sale of investment in
            Novatek International Inc.                                           -            1,278,412
      Additions to patents and animal drug applications                          -               (1,877)
      --------------------------------------------------------------------------------------------------
                                                                          (162,020)           1,101,073
      --------------------------------------------------------------------------------------------------

Financing activities:
      Private placement of common shares                                 1,000,000                    -
      Repayment of long-term debt                                          (33,250)             (39,042)
      Advances from (repayment to) shareholders                             23,585               85,704
      Advances from (repayment to) Novadex Inc.                             (5,609)                   -
      --------------------------------------------------------------------------------------------------
                                                                           984,726               46,662

      Effect of exchange rate changes on cash                              (29,616)             (13,704)
- --------------------------------------------------------------------------------------------------------

Increase (decrease) in cash position                                       839,861            1,066,344

Cash position, beginning of period                                         603,491               12,321

- --------------------------------------------------------------------------------------------------------
Cash position, end of period                                      $      1,443,352     $      1,078,665
- --------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


(A) RESULTS OF OPERATIONS

During the fiscal quarter ended July 31, 1997, the Registrant's pre-tax profit from operations prior to research and development, interest charges, depreciation and interest and other income amounted to $139,868, as compared to a similarly calculated pre-tax loss of $57,978 for the same period last year. This improvement in results is due to an increase in such profits at Dextran Products Limited ("Dextran") of $98,930 and at Veterinary Laboratories Inc. ("Vet Labs") of $162,346, partially offset by increased expenses at the corporate head office of $58,276. The Registrant's year to date pre-tax profit from operations prior to research and development, interest charges, depreciation and interest and other income amounted to $333,673, as compared to a similarly calculated amount of $167,712 for last year. Consistent with the quarterly changes, both Dextran and Vet Labs have achieved year to date increases in such profits, while corporate head office expenses have increased.

Sales volume this quarter increased from the same period last year by $441,141. This increase in sales volume is entirely attributable to sales at Vet Labs, as the volume at Dextran was consistent with the same quarter the prior year. Sales at Vet Labs increased relative to the same period last year as last year's sales volumes in the second quarter were very low due to the severe drought experienced by the midwestern region of the United States and the price war on Iron Dextran injectibles. On a year to date basis, both Dextran and Vet Labs have sales volume increases.

Gross margins increased from 22% in the second quarter last year to 29% this quarter. Dextran's quarter over quarter gross margin increased from 37% to 45% while Vet Labs' gross margin increased from -1% to 12%. The margin increase at Dextran is due to a decline in the average Canadian dollar exchange rate, labour efficiencies achieved and sales mix. The increase in margin at Vet Labs is attributable to the return to normal sales volumes this year. The severe drop in sales in the second quarter last year resulted in Vet Labs not covering their fixed manufacturing costs. This trend in improved margin has carried over from the first quarter.

Selling and promotion expenses in the quarter increased by $53,729 as compared to the second quarter last year due to contracting the services of a marketing company to begin promotion of new products. This continues the trend from first quarter.

General and administrative expenses in the quarter are comparable to the same period last year. The year to date increase is mainly a result of one-time expenses incurred in the first quarter.

Interest expenses have decreased by $9,640 compared to the same quarter last year due in part to the refinancing of the mortgage payable on Dextran's plant in the amount of $167,000 which occurred on January 31, 1997. This continues the trend from first quarter.

Research and development, in conjunction with the University of British Columbia, involving the treatment of cystic fibrosis using a form of Dextran is continuing. A clinical trial is expected to start in 1998. Research and development, by the Rush Institute of the University of Chicago, relating to Cellulose Sulphate gel is progressing. Clinical trials are expected to commence in 1998.

Comparative amounts at July 31, 1996 have been restated to defer the gain on the disposition of shares in Novatek International Inc. pending resolution of the lawsuit filed against the Company. This change has been accounted for on a retroactive basis.

Operating results for the three and six months ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ended January 31, 1998. For further information, refer to the consolidated statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended January 31, 1997.



(B) LIQUIDITY AND CAPITAL RESOURCES

The Registrant has generated a year to date positive cash flow from operations of $46,771 compared to the prior year negative cash flow from operations of $67,687, which is primarily attributable to the improved year to date results.

Accounts receivable at Dextran decreased from $563,041 at the previous year end to $527,460, while Vet Labs' receivable balance decreased from $560,139 at the previous year end to $408,692. The decrease in the receivable balances are primarily due to the collection of year end accounts receivable.

The inventory levels have increased by $121,127 from the previous year end. The majority of this increase is at Dextran to provide as contingency in case there are any production interruptions during the anticipated plant refurbishment later this year.

During July, 1997, the Chairman, Dr. Alec Keith, purchased 159,680 shares at $6.2625 per share for aggregate proceeds of $1,000,000 through a private placement. Management intends to use these share proceeds to fund the anticipated expansion and refurbishment of the plant and equipment at Dextran.

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

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 2.   Changes in Securities.


         (a) On June 19, 1997 (the "Effective Date"), pursuant to shareholder approval, the Company filed a certificate as to corporate resolution amending the Company's Articles of Association (the "Articles") with the Bahamian Registrar, thereby effecting a one-for-ten reverse stock split (the "Reverse Split") of its authorized and outstanding Common Shares and Class B Preferred Shares.

         Without any further action on the part of the Company or the shareholders, after the Reverse Split, each certificate representing Common Shares and Class B Preferred Shares outstanding immediately prior to the Reverse Split (the "Old Shares") was deemed to represent one-tenth of the number of Common Shares and Class B Preferred Shares after the Reverse Split.

         Prior to the Reverse Split, the Company had authorized 1,000,000 Class A Preferred Shares of $0.01 par value each. Each Class A Preferred Share was convertible into one Common Share. Neither the conversion ratio nor the other rights of the Class A Preferred Shares was affected by the Reverse Split. The aggregate number of Common Shares into which the authorized Class A Preferred Shares are convertible was, however, reduced by a factor of ten. As of the Effective Date and the date hereof, the Company had not issued any Class A Preferred Shares.

         The number of Common Shares authorized by the Articles was reduced from 40,000,000 to 4,000,000 as a result of the Reverse Split. In addition, the aggregate number of Common Shares into which Class A Preferred Shares is convertible was reduced from 1,000,000 to 100,000. Also, the number of Class B Preferred Shares authorized by the Articles was reduced from 8,994,000 to 899,400 as a result of the Reverse Split. Finally, the number of Class A Preferred Shares authorized by the Articles was reduced from 1,000,000 to 100,000.

         No certificates or scrip representing fractional shares of the Common Shares and Class B Preferred Shares were issued to shareholders because of the Reverse Split. Nor did shareholders receive cash for any fraction of shares. In lieu thereof, each shareholder whose Old Shares were not evenly divisible by ten is entitled to receive one additional New Share. If a shareholder owned fewer than ten Old Shares, that shareholder is entitled to one whole New Share.

         The par value of the Common Shares increased from $0.00167 to $0.0167 following the Effective Date. Similarly, the par value of the Class B Preferred Shares increased tenfold from $0.00167 to $0.0167 and the par value of the Class A Preferred Shares increased from $0.01 to $0.10 following the Effective Date.

         The New Shares issued pursuant to the Reverse Split are fully paid and nonassessable. The voting and other rights that characterized the Common Shares and the Class B Preferred

Shares were not altered by the Reverse Split. Each shareholder's percentage ownership interest in the Company and proportional voting power remains unchanged, except for minor differences resulting from adjustments for fractional shares.

         (b) Not applicable.

         (c) On July 2, 1997, the Company sold 159,680 Common Shares to Dr. Alec Keith, Chairman of the Board, for $1,000,000 in cash in a private placement. The shares were sold pursuant to a subscription agreement (the "Subscription Agreement") between Dr. Keith and the Company. Such shares were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the Subscription Agreement, Dr. Keith represented his intention to acquire the shares for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transaction.


Item 4.   Submission of Matters to a Vote of Security Holders.


         (a) The 1997 Annual General Meeting of Members (the "Annual Meeting") was held on June 19, 1997.

         (b) Not applicable.

         (c) At the Annual Meeting, Messrs. George G. Usher and Thomas C. Usher were elected directors of the Company to hold office for a three-year term expiring at the Annual General Meeting of Members held in 2000 or until their respective successors are duly elected and qualified. The tabulation of votes present in person or by proxy at the Annual Meeting with respect to each nominee for office are as follows:


                   Class                         For               Withheld
                   -----                         ---               --------

George G. Usher    Common Shares                 24,142,187        645,611

                   Class B Preferred Shares       8,994,000              0

Thomas C. Usher    Common Shares                 24,126,487        661,311

                   Class B Preferred Shares       8,994,000              0


       The shareholders of the Company also approved proposals to: (i) amend the Articles to increase the maximum number of directors from six to nine ("Proposal No. 2") and (ii) amend the Articles to effect the Reverse Split ("Proposal No. 3"). The tabulation of votes present in person or by proxy at the Annual Meeting with respect to the foregoing proposals are as follows:


                                                                                 Abstentions/
                  Class                       For               Against        Broker Non-Votes
                  -----                       ---               -------        ----------------

Proposal No. 2    Common Shares               24,157,559          573,881        56,358

                  Class B Preferred Shares     8,994,000                0             0


Proposal No. 3    Common Shares               12,786,199        1,307,712       246,850

                  Class B Preferred Shares     8,994,000               0              0



Item 6.  Exhibits and Reports on Form 8-K.

          (a)      Exhibits

          3.1 Memorandum of Association of Polydex Pharmaceuticals Limited, as amended to date (filed as Exhibit 3.1 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)

          3.2 Articles of Association of Polydex Pharmaceuticals Limited, as amended to date

          27       Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    September 9, 1997

                        POLYDEX PHARMACEUTICALS LIMITED
                        (Registrant)

                        By  /s/ George G. Usher
                           ------------------------------------------
                                George G. Usher, President and Chief
                                Executive Officer
                                (Principal Executive Officer)


                        By  /s/ Sharon Wardlaw
                           ------------------------------------------
                                Sharon Wardlaw, Treasurer, Secretary and Chief Financial and Accounting Officer
                                (Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------


Exhibit Number                Exhibit Description
- --------------                -------------------


      3.2 Articles of Association of Polydex Pharmaceuticals Limited, as amended to date

      27                   Financial Data Schedule