Form 10-Q/A
period 1997-07-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 1997-12-15
CIK 317158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q/A


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

  Commonwealth of the Bahamas                                None
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

                           Yes   X      No
                               -----       -----

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value                     2,994,816
-------------------------------                --------------------
(Title of Class)                          (Outstanding at September 5, 1997)

The Registrant hereby amends its quarterly report for the quarterly period ended July 31, 1997, for the sole purpose of (i) adding, in Part I, Item 2 and
Part II, Item 2(c), disclosures regarding two unrelated transactions between the Registrant and an unaffiliated third person and (ii) amending Part I, Item 1 and Exhibit 27 to reflect such transactions.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1.   Consolidated Financial Statements.


POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES


Consolidated Balance Sheets
(Expressed in United States dollars)


                                                                         (Unaudited)
                                                                             July 31         January 31
                                                                                1997               1997
--------------------------------------------------------------------------------------------------------

Assets

Current Assets:
       Cash                                                        $       1,443,352   $        603,491
       Trade accounts receivable, net of allowance                           936,152          1,107,829

       Inventories:
            Finished goods                                                   808,083            656,039
            Work in process                                                   57,559             89,640
            Raw materials                                                    534,765            533,601
            --------------------------------------------------------------------------------------------
                                                                           1,400,407          1,279,280

       Prepaid expenses and other current assets                              57,572             63,312
       -------------------------------------------------------------------------------------------------
                                                                           3,837,483          3,053,912

Property, plant and equipment, at cost
       Land and buildings                                                  2,814,065          2,796,935
       Machinery and equipment                                             5,104,066          5,077,720
       -------------------------------------------------------------------------------------------------
                                                                           7,918,131          7,874,655
       Less allowances for depreciation and amortization                  (4,139,957)        (4,017,353)
       -------------------------------------------------------------------------------------------------
                                                                           3,778,174          3,857,302

Patents and animal drug applications at cost, net of
       accumulated amortization                                              878,860            877,311
Due from Novadex Inc.                                                        770,818            765,209
Other assets                                                                  54,667             73,783

--------------------------------------------------------------------------------------------------------

                                                                   $       9,319,999   $      8,627,517
--------------------------------------------------------------------------------------------------------

                                                                         (Unaudited)
                                                                             July 31         January 31
                                                                                1997               1997
--------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable and accrued liabilities                    $       1,356,226   $      1,511,698
       Current portion of long-term debt                                      58,487             60,185
       -------------------------------------------------------------------------------------------------
                                                                           1,414,713          1,571,883

Long-term debt                                                               493,104            524,656

Due to shareholders                                                          629,060            605,475

Due to affiliated companies                                                  425,420            425,420

Deferred gain                                                                675,221            776,564

Minority interest                                                               -                22,791

Shareholders' equity:
       Capital stock:
            Authorized:
                 100,000 A preferred shares of $0.10 each
                 899,400 B preferred shares of $0.0167 each
                 4,000,000 common shares of $0.0167 each
            Issued and outstanding:
                 899,400 B preferred shares                                   15,010             15,010
                 2,994,816 common shares (January 31,
                      1997 - 2,825,182) of which 8,240 are
                      held in treasury                                        49,786             46,959
       Contributed surplus                                                23,823,522         22,733,319
       Deficit                                                           (17,629,923)       (17,559,330)
       Currency translation adjustments                                     (575,914)          (535,230)
       -------------------------------------------------------------------------------------------------
                                                                           5,682,481          4,700,728

--------------------------------------------------------------------------------------------------------

                                                                   $       9,319,999   $      8,627,517
--------------------------------------------------------------------------------------------------------


       See accompanying note to financial statements

POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Statement of Operations (Unaudited)

(Expressed in United States dollars)


--------------------------------------------------------------------------------------------------------------------------
                                                                                             (Restated - See Note)
                                                                                      ------------------------------------
                                                 Quarter Ended       Year to Date      Quarter Ended       Year to Date
                                                       July 31            July 31            July 31            July 31
                                                          1997               1997               1996               1996
--------------------------------------------------------------------------------------------------------------------------

Sales                                         $      2,343,259   $      4,579,594   $      1,902,118   $      4,149,078

Cost of products sold, exclusive of
      depreciation reported below                    1,660,309          3,245,214          1,477,652          3,154,405
------------------------------------------------------------------------------------------------------------------------
                                                       682,950          1,334,380            424,466            994,673

Expenses:
      Selling and promotion                             93,327            160,985             39,598             67,372
      General and administrative                       449,755            839,722            442,846            759,589
      Depreciation and amortization                    151,093            295,685            157,026            300,237
      Interest expense                                  29,017             58,035             38,657             77,826
      Research and development                          33,197             71,568             24,521             85,355
      ------------------------------------------------------------------------------------------------------------------
                                                       756,389          1,425,995            702,648          1,290,379
------------------------------------------------------------------------------------------------------------------------

Profit (loss) from operations                          (73,439)           (91,615)          (278,182)          (295,706)

Other income (expenses):
      Interest and other                                 8,842             19,840             23,405             29,247
------------------------------------------------------------------------------------------------------------------------

Profit (loss) before the undernoted                    (64,597)           (71,775)          (254,777)          (266,459)

Provision for income taxes                                   -                  -                  -                  -

Minority interest in loss                                  480              1,182                  -                  -
------------------------------------------------------------------------------------------------------------------------

Profit (loss) for the period                  $        (64,117)  $        (70,593)  $       (254,777)  $       (266,459)
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

POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Statement of Shareholders' Equity (Unaudited)

(Expressed in United States dollars)


------------------------------------------------------------------------------------------------------
                                                                                          (Restated -
                                                                                             See Note)
                                                                     Year to Date        Year to Date
                                                                          July 31             July 31
                                                                             1997                1996
------------------------------------------------------------------------------------------------------

Preferred Shares:
         Balance, beginning of period                            $         15,010   $          15,010
         Private placement of preferred shares                                  -                   -
         ---------------------------------------------------------------------------------------------

         Balance, end of period                                  $         15,010   $          15,010
------------------------------------------------------------------------------------------------------

Common Shares:
         Balance, beginning of period                            $         46,959   $          46,625
         Exercise of options                                                   40                   -
         Private placement of common shares                                 2,787                 334
         ---------------------------------------------------------------------------------------------

         Balance, end of period                                  $         49,786   $          46,959
------------------------------------------------------------------------------------------------------

Contributed Surplus:
         Balance, beginning of period                            $     22,733,319   $      22,583,653
         Exercise of options                                               17,960                   -
         Private placement of common shares                             1,072,243             149,666
         ---------------------------------------------------------------------------------------------

         Balance, end of period                                  $     23,823,522   $      22,733,319
------------------------------------------------------------------------------------------------------

Deficit:
         Balance, beginning of period                            $    (17,559,330)  $     (17,681,720)
         Net income (loss) for the period                                 (70,593)           (266,459)
         ---------------------------------------------------------------------------------------------

         Balance, end of period                                  $    (17,629,923)  $     (17,948,179)
------------------------------------------------------------------------------------------------------

Currency translation adjustments:
         Balance, beginning of period                            $       (535,230)  $        (522,851)
         Currency translation adjustment for the period                   (40,684)              2,285
         ---------------------------------------------------------------------------------------------

         Balance, end of period                                  $       (575,914)  $        (520,566)
------------------------------------------------------------------------------------------------------

POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Statement of Cash Flows (Unaudited)

(Expressed in United States dollars)


                                                                      Year to Date          Year to Date
                                                                           July 31               July 31
                                                                              1997                  1996
----------------------------------------------------------------------------------------------------------

Cash provided by (used in):

Operating activities:
      Profit (loss) for the period                                $        (70,593)    $       (266,459)
      Add (deduct) items not affecting cash:
            Depreciation and amortization                                  295,685              300,237
            Legal expenses relating to deferred gain                      (101,343)                   -
            Minority interest                                               (1,182)                   -
            Expenses paid by issuance of common shares                      18,000                    -
      Change in non-cash operating working capital                         (93,796)            (101,465)
      --------------------------------------------------------------------------------------------------
                                                                            46,771              (67,687)
      --------------------------------------------------------------------------------------------------

Investing activities:
      Additions to property, plant and equipment                          (162,020)            (175,462)
      Proceeds from sale of investment in
            Novatek International Inc.                                           -            1,278,412
      Additions to patents and animal drug applications                          -               (1,877)
      --------------------------------------------------------------------------------------------------
                                                                          (162,020)           1,101,073
      --------------------------------------------------------------------------------------------------

Financing activities:
      Private placement of common shares                                 1,000,000                    -
      Repayment of long-term debt                                          (33,250)             (39,042)
      Advances from (repayment to) shareholders                             23,585               85,704
      Advances from (repayment to) Novadex Inc.                             (5,609)                   -
      --------------------------------------------------------------------------------------------------
                                                                           984,726               46,662

      Effect of exchange rate changes on cash                              (29,616)             (13,704)
--------------------------------------------------------------------------------------------------------

Increase (decrease) in cash position                                       839,861            1,066,344

Cash position, beginning of period                                         603,491               12,321

--------------------------------------------------------------------------------------------------------
Cash position, end of period                                      $      1,443,352     $      1,078,665
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


During July 1997, the Registrant bought out the 10% minority interest in its subsidiary, Novadex International Inc. The Registrant issued 7,500 of its common shares as consideration for this purchase. The shares were valued at $10 per share. Since this was a non-cash transaction, it has not been reflected in the statement of cash flows.

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

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 2. Changes in Securities.




         (c) On July 2, 1997, the Company sold 159,680 Common Shares to Dr. Alec Keith, Chairman of the Board, for $1,000,000 in cash in a private placement. The shares were sold pursuant to a subscription agreement (the "Subscription Agreement") between Dr. Keith and the Company. Such shares were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Pursuant to the Subscription Agreement, Dr. Keith represented his intention to acquire the shares for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transaction.


         On July 14, 1997, the Company issued 2,404 Common Shares to Mr. Martin Lipper, a non-affiliate, pursuant to the exercise of stock options. Such options were granted outside of any plan and had an exercise price of $7.50 per share. The Company did not receive a cash payment from Mr. Lipper in connection with the exercise of the options. Instead, the shares were issued in exchange for past services rendered by Mr. Lipper, valued at $18,000.
On that same date, in an unrelated transaction, the Company also issued 7,500 Common Shares to Mr. Lipper in exchange for the 10% minority interest he held in a subsidiary of Registrant, Novadex International Inc. ("Novadex"). The Company now owns 100% of Novadex. All shares issued to Mr. Lipper were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act. Appropriate legends were affixed to the share certificates issued in both transactions.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    December 15, 1997


                        POLYDEX PHARMACEUTICALS LIMITED
                        (Registrant)

                        By  /s/ George G. Usher
                           ------------------------------------------
                                George G. Usher, President and Chief
                                Executive Officer
                                (Principal Executive Officer)