Form 10-Q
period 1997-10-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 1997-12-15
CIK 317158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended October 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________________ to __________________


                          Commission File Number 1-8366
                                                 ------

                         POLYDEX PHARMACEUTICALS LIMITED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


  Commonwealth of the Bahamas                                       None
-------------------------------                              -------------------
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

                                Yes [X]   No [ ]


     Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value                         2,994,816 shares
-------------------------------                ---------------------------------
      (Title of Class)                         (Outstanding at December 5, 1997)

                         POLYDEX PHARMACEUTICALS LIMITED
                         -------------------------------

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I  FINANCIAL INFORMATION

Item 1  CONSOLIDATED FINANCIAL STATEMENTS
        (UNAUDITED)

        Consolidated Balance Sheets
        October 31, 1997 and January 31, 1997                                 3

        Consolidated Statements of Operations
        Three and Nine Months ended October 31, 1997 and 1996                 5

        Consolidated Statements of Shareholders' Equity
        Nine Months ended October 31, 1997 and 1996                           6

        Consolidated Statements of Cash Flows
        Nine Months ended October 31, 1997 and 1996                           7

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         8

PART II OTHER INFORMATION

Item 6  EXHIBITS AND REPORTS ON FORM 8-K                                     12

        Signatures                                                           13

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Consolidated Financial Statements.

POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Balance Sheets
(Expressed in United States dollars)

------------------------------------------------------------------------------------------
                                                            (Unaudited)
                                                             October 31       January 31
                                                                1997             1997
------------------------------------------------------------------------------------------
Assets
Current Assets:

      Cash                                                   $   471,156       $   603,491
      Trade accounts receivable, net of allowance                790,041         1,107,829

      Inventories:
            Finished goods                                       814,572           656,039
            Work in process                                       66,957            89,640
            Raw materials                                        522,970           533,601
            ------------------------------------------------------------------------------
                                                               1,404,499         1,279,280
      Prepaid expenses and other current assets                  252,038            63,312
      ------------------------------------------------------------------------------------
                                                               2,917,734         3,053,912
Property, plant and equipment, at cost
      Land and buildings                                       2,817,423         2,796,935
      Machinery and equipment                                  5,197,974         5,077,720
      ------------------------------------------------------------------------------------
                                                               8,015,397         7,874,655
      Less allowances for depreciation and amortization       (4,251,504)       (4,017,353)
      -------------------------------------------------------------------------------------
                                                               3,763,893         3,857,302
Patents and animal drug applications at cost, net of
      accumulated amortization                                   853,085           877,311
Due from Novadex Inc.                                            770,818           765,209
Due from shareholders                                            360,222              --
Other assets                                                      50,557            73,783
------------------------------------------------------------------------------------------
                                                             $ 8,716,309       $ 8,627,517
==========================================================================================



------------------------------------------------------------------------------------------------
                                                                  (Unaudited)
                                                                  October 31         January 31
                                                                    1997                1997
------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued liabilities                   $  1,406,514       $  1,511,698
      Current portion of long-term debt                                57,093             60,185
      ------------------------------------------------------------------------------------------
                                                                    1,463,607          1,571,883

Long-term debt                                                        479,682            524,656

Due to shareholders                                                      --              605,475

Due to affiliated companies                                           425,420            425,420

Deferred gain                                                         670,540            776,564

Minority interest                                                        --               22,791

Shareholders' equity:
      Capital stock:
            Authorized:
                 100,000 A preferred shares of $0.10 each
                 899,400 B preferred shares of $0.0167 each
                 4,000,000 common shares of $0.0167 each
            Issued and outstanding:
                 899,400 B preferred shares                            15,010             15,010
                 2,994,816 common shares (January 31,
                      1997 - 2,825,182) of which 8,240 are
                      held in treasury                                 49,786             46,959
      Contributed surplus                                          23,823,522         22,733,319
      Deficit                                                     (17,621,986)       (17,559,330)
      Currency translation adjustments                               (589,272)          (535,230)
      -------------------------------------------------------------------------------------------
                                                                    5,677,060          4,700,728
-------------------------------------------------------------------------------------------------
                                                                 $  8,716,309       $  8,627,517
-------------------------------------------------------------------------------------------------

      See accompanying note to financial statements

POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARES

Consolidated Statements of Operations (Unaudited)
(Expressed in United States dollars)

                                                                                                 (Restated - See Note)
                                                                                       -----------------------------------
                                                          Quarter Ended    Year to Date     Quarter Ended     Year to Date
                                                           October 31       October 31        October 31       October 31
                                                             1997              1997              1996             1996
--------------------------------------------------------------------------------------------------------------------------
Sales                                                     $ 2,608,933       $ 7,188,527       $ 2,560,527      $ 6,709,605

Cost of products sold                                       1,907,562         5,152,776         1,977,662        5,132,067
--------------------------------------------------------------------------------------------------------------------------
                                                              701,371         2,035,751           582,865        1,577,538
Expenses:
      General and administrative                              375,635         1,215,357           337,595        1,097,184
      Depreciation and amortization                           149,731           445,416           151,732          451,969
      Selling and promotion                                   109,626           270,611            42,075          109,447
      Research and development                                 40,414           111,982            12,876           98,231
      Interest expense                                         29,365            87,400            32,874          110,700
      --------------------------------------------------------------------------------------------------------------------
                                                              704,771         2,130,766           577,152        1,867,531
--------------------------------------------------------------------------------------------------------------------------
Profit (loss) from operations                                  (3,400)          (95,015)            5,713         (289,993)

Other income (expenses):
      Interest and other                                       11,337            31,177            12,564           41,811
--------------------------------------------------------------------------------------------------------------------------
Profit (loss) before the undernoted                             7,937           (63,838)           18,277         (248,182)

Provision for income taxes                                       --                --                --               --

Minority interest in loss                                        --               1,182              --               --
--------------------------------------------------------------------------------------------------------------------------
Profit (loss) for the period                              $     7,937       $   (62,656)      $    18,277      $  (248,182)
==========================================================================================================================

Per share information, as restated (see note below):
      Profit (loss) per common share:
              For the period                              $      0.00       $     (0.02)      $      0.01      $     (0.09)
--------------------------------------------------------------------------------------------------------------------------


        Note to interim financial statements:

                On June 19, 1997, the shareholders of the Company passed a resolution authorizing a one for ten reverse share split. All comparative amounts have been restated to reflect the impact of this reverse share split on a retroactive basis.

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

POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Statements of Shareholders' Equity (Unaudited)
(Express in United States dollars)

                                                                                (Restated -
                                                                                 See Note)
                                                             Year to Date      Year to Date
                                                              October 31        October 31
                                                                 1997               1996
--------------------------------------------------------------------------------------------
Preferred Shares:
         Balance, beginning of period                        $     15,010       $     15,010
         Private placement of preferred shares                       --                 --
         -----------------------------------------------------------------------------------
         Balance, end of period                              $     15,010       $     15,010
--------------------------------------------------------------------------------------------
Common Shares:
         Balance, beginning of period                        $     46,959       $     46,625
         Exercise of options                                           40               --
         Private placement of common shares                         2,787                334
         -----------------------------------------------------------------------------------
         Balance, end of period                              $     49,787       $     46,959
--------------------------------------------------------------------------------------------
Contributed Surplus:
         Balance, beginning of period                        $ 22,733,319       $ 22,583,653
         Exercise of options                                       17,960               --
         Private placement of common shares                     1,072,243            149,666
         -----------------------------------------------------------------------------------
         Balance, end of period                              $ 23,823,522       $ 22,733,319
--------------------------------------------------------------------------------------------
Deficit:
         Balance, beginning of period                        $(17,559,330)      $(17,681,720)
         Net income (loss) for the period                         (62,656)          (248,182)
         -----------------------------------------------------------------------------------
         Balance, end of period                              $(17,621,986)      $(17,929,902)
--------------------------------------------------------------------------------------------
Currency translation adjustments:
         Balance, beginning of period                        $   (535,230)      $   (522,851)
         Currency translation adjustment for the period           (54,042)            50,138
         -----------------------------------------------------------------------------------
         Balance, end of period                              $   (589,272)      $   (472,713)
--------------------------------------------------------------------------------------------

POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARES

Consolidated Statements of Cash Flows (Unaudited)
(Expressed in United States dollars)

                                                                            (Restated-
                                                                             See Note)
                                                            Year to Date    Year to Date
                                                             October 31       October 31
                                                                1997             1996
--------------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities:
       Profit (loss) for the period                           $   (62,656)      $  (248,182)
       Add (deduct) items not affecting cash:
            Depreciation and amortization                         445,416           451,969
            Legal expenses relating to deferred gain             (106,024)          (28,834)
            Minority interest                                      (1,182)             --
            Expenses paid by issuance of common shares             18,000              --
       Change in non-cash operating working capital              (107,383)         (355,596)
       ------------------------------------------------------------------------------------
                                                                  186,171          (180,643)
       ------------------------------------------------------------------------------------
Investing activities:
       Additions to property, plant and equipment                (270,589)         (523,240)
       Proceeds from sale of investment in
            Novatek International Inc.                               --           1,278,412
       Additions to patents and animal drug applications           (1,108)           (2,323)
       ------------------------------------------------------------------------------------
                                                                 (271,697)          752,849
       ------------------------------------------------------------------------------------
Financing activities:
       Increase in (repayment of) loan payable                       --              60,967
       Private placement of common shares                       1,000,000              --
       Repayment of long-term debt                                (48,066)          (62,559)
       Advances from shareholders                                  34,303            98,224
       Advances to shareholders                                  (691,150)             --
       Repayment of loans from shareholders                      (308,850)             --
       Advances from (repayment to) Novadex Inc.                   (5,609)            4,285
       Increase (decrease) in bank indebtedness                      --               5,157
       ------------------------------------------------------------------------------------
                                                                  (19,372)          106,074
       Effect of exchange rate changes on cash                    (27,437)            8,958
-------------------------------------------------------------------------------------------
Increase (decrease) in cash position                             (132,335)          687,238

Cash position, beginning of period                                603,491            12,321
-------------------------------------------------------------------------------------------
Cash position, end of period                                  $   471,156       $   699,559
-------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(A) RESULTS OF OPERATIONS

During the fiscal quarter ended October 31, 1997, the Registrant's pre-tax profit from operations prior to research and development, interest charges, depreciation and interest and other income amounted to $216,110, as compared to a similarly calculated pre-tax profit of $203,195 for the same period last year. This improvement in results is due to an increase in such profits during the quarter at Dextran Products Limited ("Dextran") of $45,727 and at Veterinary Laboratories Inc. ("Vet Labs") of $69,189, partially offset by increased expenses at the corporate head office of $87,429. The increase in head office expenses during the quarter is mainly due to increases in selling and promotion expenses and general and administrative expenses described below. The Registrant's year to date pre-tax profit from operations prior to research and development, interest charges, depreciation and interest and other income amounted to $549,783, as compared to a similarly calculated amount of $370,907 for last year. Consistent with the quarterly changes, both Dextran and Vet Labs have achieved year to date increases in such profits, while corporate head office expenses have increased.

Sales volume this quarter increased from the same period last year by $48,406, which is attributable to an increase in sales at Vet Labs in the quarter of $266,786 offset by a decrease in sales at Dextran of $202,292. The increase in sales at Vet Labs relative to the third quarter last year is a result of strong demand for Iron Dextran in the U.S. market and the introduction of new injectable products. The main reason for the decrease in sales volume at Dextran is that certain equipment was being refurbished during the quarter limiting the amount of certain products that could be produced. The refurbishment of this particular equipment is now complete and a return to normal sales volumes is expected. On a year to date basis, both Dextran and Vet Labs have sales volume increases.

Gross margins increased from 23% in the third quarter last year to 27% this quarter. Dextran's quarter over quarter gross margin increased from 35% to 46% while Vet Labs' gross margin remained constant at 11%. The margin increase at Dextran is due to a decline in the average Canadian dollar exchange rate and sales mix. Although there were production delays at Dextran due to the equipment refurbishment described above, production efficiencies were achieved in other Dextran products offsetting any production variances due to the refurbishment. This trend in improved margin has carried over from the previous two quarters.

Selling and promotion expenses in the quarter increased by $67,551 as compared to the third quarter last year due to contracting the services of a marketing company to begin promotion of new products. This continues the trend from the previous two quarters.

General and administrative expenses in the quarter have increased by $38,040 relative to the same period last year. This increase is mainly due to an increase in salaries resulting from the new position of Vice-Chairman created in the fourth quarter last year when Dr. Alec Keith became Chairman of the Board of Directors and Mr. Thomas C. Usher became the Vice-Chairman. The year to date increase is mainly a result of legal and other fees incurred in the first quarter associated with the preparation of SEC reports relating to the one-for-ten reverse stock split of the Registrant's Common Shares and Class B Preferred Shares.

Interest expenses have decreased by $3,509 compared to the same quarter last year due in part to the refinancing of the mortgage payable on Dextran's plant in the amount of $167,000 which occurred on January 31, 1997. This continues the trend from the first two quarters.

Research and development, in conjunction with the University of British Columbia, involving the treatment of cystic fibrosis using a form of Dextran is continuing. Research and development, by the Rush Institute of the University of Chicago, relating to Cellulose Sulphate gel is progressing. Clinical trials for both projects are expected to commence in 1998, once funding and government approvals are obtained.

The quarter over quarter increase in research and development expense of $27,538 is a result of a decrease in expenses relating to the cystic fibrosis project during the third quarter last year due mainly to increased government funding at that time.

Comparative amounts at October 31, 1996 have been restated to defer the gain on the disposition of shares in Novatek International Inc. pending resolution of the lawsuit filed against the Company. This change has been accounted for on a retroactive basis.

Operating results for the three and nine months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ended January 31, 1998. For further information, refer to the consolidated statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended January 31, 1997.

(B) LIQUIDITY AND CAPITAL RESOURCES

The Registrant has generated year to date positive cash flow from operations of $186,171 compared to the prior year negative cash flow from operations of $180,643, primarily attributable to the improved year to date results.

Accounts receivable at Dextran decreased from $563,041 at the previous year end to $436,809, while Vet Labs' receivable balance decreased from $560,139 at the previous year end to $353,232. Fourth quarter sales in the previous year increased towards the end of the quarter resulting in high year end receivable balances. During the current year these receivable balances have returned to normal levels.

The inventory levels have increased by $125,219 from the previous year end. The majority of this increase is at Dextran to allow for any production interruptions during the anticipated plant refurbishment during the first half of next year.

On September 22, 1997, the Registrant reported that it had executed a letter of intent to acquire Del Crane Medical, Inc. and associated companies ("Del Crane"). The Registrant paid a good faith deposit of $150,000 to Del Crane Medical, Inc. during the quarter in connection with the negotiations. On November 7, 1997, the Registrant reported that it had ended negotiations to acquire Del Crane. Accordingly, the Registrant has requested that their deposit be returned.

430,000 common shares of the Registrant were being held by the State of Florida as collateral security relating to the liquidation of insurance companies formerly owned by an officer, director and major shareholder of the Registrant (the "Major Shareholder"). During the quarter, these shares were returned to the Major Shareholder in return for a $1,000,000 payment to the State of Florida. The Registrant repaid a loan to the Major Shareholder of $308,850 and loaned him an additional $691,150 in order to enable the Major Shareholder to fund this transaction. The Major Shareholder is charged interest on this loan at a rate of prime plus 1.5%. The loan has no specific repayment terms.

The Registrant funded the loan to the Major Shareholder with a portion of the $1,000,000 in proceeds it received during the second quarter when the Chairman, Dr. Alec Keith, purchased 159,680 common shares through a private placement. It was originally reported that management intended to use these proceeds to fund the anticipated refurbishment and expansion of the plant and equipment at Dextran. At the time of such report, the refurbishment and expansion project was expected to begin prior to the end of this year. The plant refurbishment and expansion project at Dextran is still in the early stages and plans and drawings are presently being prepared. Construction is not, however, expected to commence until the first half of next year.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

        3.1 Memorandum of Association of Polydex Pharmaceuticals Limited, as amended to date (filed as Exhibit 3.1 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)

        3.2 Articles of Association of Polydex Pharmaceuticals Limited, as amended to date (filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q filed September 9, 1997, and incorporated herein by reference)

        27  Financial Data Schedule

        (b) Reports on Form 8-K

            September 22, 1997 - Item 5. Other Events. On September 18, 1997, the Registrant announced that it had signed a letter of intent to acquire Del Crane Medical, Inc. and associated companies. The Registrant reported the announcement on a Form 8-K dated September 22, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 15, 1997

                                        POLYDEX PHARMACEUTICALS LIMITED
                                        (Registrant)

                                        By /s/ George G. Usher
                                           -------------------------------------
                                           George G. Usher, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

                                        By /s/ Sharon Wardlaw
                                           -------------------------------------
                                           Sharon Wardlaw, Treasurer,
                                           Secretary and Chief Financial
                                           and Accounting Officer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit Number     Exhibit Description
--------------     -------------------

     27            Financial Data Schedule