Form 10-K
period 1998-01-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 1998-04-30
CIK 317158

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 1998

                         Commission file number: 1-8366

                         POLYDEX PHARMACEUTICALS LIMITED
             (Exact Name of Registrant as Specified in Its Charter)

           Commonwealth of the Bahamas                            None
         (State or Other Jurisdiction of                    (I.R.S. Employer
         Incorporation or Organization)                    Identification No.)

   421 Comstock Road, Toronto, Ontario, Canada                   M1L 2H5
    (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code  (416) 755-2231

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
         Title of Each Class                    on Which Registered
         -------------------                    -------------------
Common Shares, $.0167 Par Value                Boston Stock Exchange

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

Yes    X     No
    -------     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and ask prices of such stock as of March 31, 1998: $8,352,488.

The number of Common Shares outstanding as of March 31, 1998: 2,996,897.

                       Documents Incorporated By Reference

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1998, are incorporated by reference into Part II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 19, 1998, are incorporated by reference into
Part III.

                                     PART I

ITEM 1.  BUSINESS
         --------

Introduction
------------

         Polydex Pharmaceuticals Limited (the "Registrant") was incorporated under the laws of the Commonwealth of the Bahamas on June 14, 1979 as Polydex Chemicals Limited, and changed its name on March 28, 1984. The address of its statutory office in the Bahamas is c/o Higgs & Johnson, 83 Shirley Street, Nassau, Bahamas: telephone (242) 322-8571. The Registrant's current business is conducted through two of its subsidiaries, Polydex Chemicals (Canada) Limited, a wholly-owned Canadian corporation incorporated in 1969, which itself conducts its business through its wholly-owned subsidiary, Dextran Products Limited ("Dextran Products") (incorporated in Ontario in 1966) and Chemdex, Inc. ("Chemdex"), a 90% owned Kansas corporation incorporated in 1987. On November 30, 1992, Chemdex acquired from Continental Grain Company 100% of the issued and outstanding share capital of Veterinary Laboratories Inc. ("Vet Labs"), a Kansas corporation, which previously had been wholly-owned by the Registrant. On December 1, 1992, Vet Labs and Sparhawk Laboratories Inc. ("Sparhawk") entered into a joint venture (the "Sparhawk Joint Venture") for the purpose of manufacturing and selling veterinary pharmaceutical products. Sparhawk is an affiliated company owned primarily by the management of the Sparhawk Joint Venture. The Registrant controls the Sparhawk Joint Venture through its control of the board of directors. On May 9, 1995, the Registrant acquired from its then Chairman (now Vice-Chairman), Thomas C. Usher, a 90% interest in Novadex International Inc. ("Novadex International"), a Bahamian corporation. The Registrant acquired the remaining 10% interest in Novadex International from an unaffiliated third person on July 14, 1997. The principal asset of Novadex International is a patent, developed by Mr. Usher, for the use of Cellulose Sulphate in a number of applications including the development of a new contraceptive gel.

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

B.  Regulation and Usage
    --------------------

         Sales presently are being made by the Registrant in the following countries, which have approved the use of Iron Dextran for animals, require no approval, or accept the Canadian registration: Canada (registration number
R625), Denmark, France, Switzerland, Hong Kong, Germany, the Netherlands, Finland, Ecuador, Thailand, Hungary, Malaysia, the Philippines, Japan, Brazil, Korea, Spain, Sweden, Israel, New Zealand, Mexico, Costa Rica, and Australia. In the United States, sale for veterinary use requires the approval of the U.S. Food and Drug Administration (the "FDA"). Chemdex has FDA approval for veterinary use of Iron Dextran in the United States. For classification purposes, the Registrant treats these sales of the Iron Dextran raw materials as sales of Iron Dextran.

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


Sales, Distribution and Reliance Upon Foreign Countries
-------------------------------------------------------

Iron Dextran and Dextran Sulphate
---------------------------------

         The Registrant sells Iron Dextran on an exclusive basis in certain countries and on a non-exclusive basis elsewhere. Dextran Sulphate is sold on a non-exclusive basis throughout the world. For the fiscal year ended January 31, 1998, no single customer accounted for 10% or more of total sales.

         The Registrant has not changed its mode of distribution of Iron Dextran or Dextran Sulphate during the past twelve fiscal years. The Registrant sells its product primarily to independent distributors and wholesalers throughout the world. Orders are forwarded to the Registrant's manufacturing facilities in Toronto, Ontario, Canada where they are processed and shipped. The Canadian Embassies and Consulates in various countries also assist the Registrant by making available information regarding the Registrant and its products.

Veterinary Products
-------------------

         All of the sales of Vet Labs for the fiscal year ended January 31, 1998 were within the United States. Distribution is achieved through private label buying groups who then distribute to their own distributors, and through full service independent distributors who purchase products under Vet Labs' house labels. Private label products accounted for approximately 79% of sales with house label sales contributing approximately 16%. In addition, Vet Labs also does "contract filling" for other industry companies. Four customers (all private label buying groups) accounted for 61% of sales at Vet Labs, with individual customer shares ranging from 3% to 17%. Management does not believe that the loss of any one or more of these customers would have a material adverse effect upon Vet Labs' results of operations.

Working Capital Requirements
----------------------------

         There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect upon the Registrant's working capital.

Patents, Trademarks and Licenses
--------------------------------

Iron Dextran
------------

         Effective February 1, 1995, the Registrant entered into an agreement with Novadex Inc., an affiliated company, whereby Novadex Inc. granted the Registrant the exclusive worldwide license to use a certain process developed by Novadex Inc. for producing Iron Dextran. This process allows the Registrant to produce Iron Dextran at a lower cost than would otherwise be possible. The term of the license agreement is 10 years. The Registrant pays a license fee based on production volumes. Upon the expiration of the license, the technology relating to the process described above will belong to the Registrant, with no further obligation to make royalty payments to Novadex Inc.

         The technology in the field of Dextran and its derivatives is undergoing continuous expansion and development. The manufacture of Dextran and its derivatives may be achieved by different processes and variations (including glycoside, which is in the public domain). Therefore, the Registrant does not believe that the license agreement described above gives it any substantial competitive advantage.

Dextran Sulphate
----------------

         This material was patented under U.S. patent number 4,855,410 in August, 1989 and has been tested with other drugs for efficacy in controlling the HIV virus. At this time research has been halted so that the Registrant can focus its resources on projects relating to cystic fibrosis and Cellulose Sulphate. Once these projects have been completed, the Registrant expects to return its attention to Dextran Sulphate.

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

Cellulose Sulphate
------------------

         During the fiscal year ended January 31, 1996, a patent for a new method of manufacture of Cellulose Sulphate was purchased for $1 million. The process was patented under U.S. patent number 5,378,828 in June of 1995. Prior to development of the patented process the manufacture of the compound required the use of dangerous and environmentally sensitive chemicals. The new method is safer, and appears to produce a more consistent product. This material appears to have applications in film manufacture and capsule production and is presently being investigated in conjunction with the Rush Institute of the University of Chicago as a potential contraceptive which also has antiviral capabilities. With regard to the latter application, the Registrant is looking to perform human clinical trials and to this end most of the animal toxicology work necessary for the filing of an Investigation New Drug (IND) has been completed. The IND will be filed when all of the work is complete.

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

Suppliers and Sales
-------------------

Iron Dextran and Dextran Sulphate
---------------------------------

         With regard to its basic raw materials, the Registrant utilizes one basic supplier for its sugar requirements and one basic supplier for its Iron. Both of these materials, as well as others used by the Registrant, are readily available from numerous suppliers at competitive prices in the market. The Registrant has no long-term contracts with any of its suppliers.

         The Registrant is dependent upon a single source for a certain raw material used in the production of Dextran Sulphate. Such supply was adequate in fiscal 1998 and no shortages are anticipated in the near term. However, any curtailment in availability of such raw material could be accompanied by production or other delays as well as increased raw material costs, with consequent adverse effect on the Registrant's results of operations.

Veterinary Products
-------------------

         Raw materials are readily available from a variety of suppliers at competitive prices in the market. The Registrant has no long-term contracts with any of its suppliers.

Backlog and Seasonality
-----------------------

         The Registrant's backlog as at January 31, 1998 was approximately $1,000,000, whereas backlog as at January 31, 1997 was approximately $700,000. All of these orders are expected to be filled within the current fiscal year. The Registrant's business is not seasonal to any material extent.

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

         The Registrant currently produces approximately 50 veterinary products including analgesics, anti-diarrheals, topical antiseptics, nutritional supplements, local and general anesthesia agents and euthanizing agents. Primary market segments include beef and dairy cattle, swine, equine and to a small extent, companion animals (dogs and cats). With the exception of Iron Dextran and Nitrofurazone ointment, the product offering is generic or non-licensed (non
NADA). As such, all products are subject to numerous competitors. In addition to competing on the basis of quality, service and price, the Registrant differentiates itself from competitors through its ability to supply multiple product dosage forms (i.e., injectables, boluses, tablets, liquids and powders) and provide customers with technical and regulatory support and assistance from in-house quality control and regulatory departments.

Research and Development
------------------------

         During the fiscal years ended January 31, 1998, 1997, and 1996, the Registrant expended $184,901, $92,063 and $314,149, respectively, on research and development relating primarily to cystic fibrosis and Cellulose Sulphate.

Environmental Compliance
------------------------

         The Registrant believes that it is in substantial compliance with all existing applicable foreign, federal, state and local environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position.

Governmental Contracts
----------------------

         No portion of the Registrant's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government.

Employees
---------

         As of March 31, 1998, the Registrant employed 79 employees, of whom 51 were engaged in production, 14 in quality control, 3 in research and development, 6 in administration and 5 in marketing and sales activities. Of such employees, 53 were employed by Vet Labs and 26 by Dextran Products. None of the Registrant's employees are covered by collective bargaining agreements. Management considers its relations with employees to be good.

Recent Developments -- New Products
-----------------------------------

Activated Collagen and Elastin
------------------------------

         Collodex, a modified collagen, has been formulated as a principal ingredient of a cosmetic skin cream. During fiscal 1998, the Registrant engaged several marketing companies for the promotion of this product. To date, efforts by these companies have met with limited success. At the present time, minor sales are being made to cosmetic manufacturers in the Pacific Rim with the potential for increased sales in the future.

         Elastin, a material with similar applications, has been developed by the Registrant. It has not been commercialized, however, and no sales are expected to occur in the current fiscal year.

Cystic Fibrosis
---------------

         Cystic fibrosis is a genetic disease which causes a cascade of effects, the most severe being a build up of mucus in the lungs. This mucus is difficult to remove and also permits the colonization of bacteria which then cause secondary infections and often death. Research relating to cystic fibrosis is underway in collaboration with the University of British Columbia where in vitro studies are being performed. This research has shown that a special form of Dextran, Usherdex 4, is effective in preventing the colonization of bacteria in the mouth and in stimulating the macrophages in the lungs to remove the bacteria present and lessen secondary infections. The Registrant is in preliminary discussions with certain companies about financing or forming an alliance to further this research through clinical trials and to market, however, the results of their discussions are indeterminable at this time. Further animal work is being planned prior to the commencement of human clinical trials.

Cellulose Sulphate
------------------

         Production of this product was halted in 1989 when the customer found a substitute. However, interest in the industrial use of Cellulose Sulphate has been revived and samples have been supplied, but it is difficult to predict if sales will occur this year. As discussed above, research is also underway in the United States to evaluate the use of this material as a contraceptive gel with antiviral capabilities. The Registrant is currently in preliminary discussions with certain companies to fund the further research necessary to commercialize this Cellulose Sulphate product, however, the results of these discussions are indeterminable at the present time.

Segmented Information
---------------------

         The information regarding the geographic distribution of revenue, operating results and assets set forth in Note 14 to the Registrant's Consolidated Financial Statements included in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1998 is incorporated herein by reference.

ITEM 2.  PROPERTIES
         ----------

         The Registrant's wholly-owned subsidiary, Polydex Chemicals (Canada) Limited, maintains its executive and sales offices and its manufacturing plant of approximately 30,000 square feet in Toronto, Ontario, Canada.

         The Registrant operates a fermentation plant in Toronto, Ontario, Canada, having the capacity to produce both 10% and 20% Iron Dextran at the rate of up to 10,000 litres a week (there are 1.057 quarts in one litre). Present production is approximately 8,000 litres a week. Complexing of the Iron Dextran takes place in Toronto, Ontario, Canada.

         Dextran Sulphate presently is manufactured at the Registrant's plant in Toronto, Ontario, Canada where reactors and spray drying equipment are available. The Registrant presently manufactures approximately 500 kilos of Dextran Sulphate per quarter (there are 2.2 pounds in one kilo), and has the capacity to manufacture 500 kilos per month simultaneously with the 10,000 litres per week of Iron Dextran.

         The Registrant has engaged the services of an engineering company to prepare drawings in contemplation of the planned refurbishment of the Toronto facility. These drawings are nearly complete and management expects to submit them in connection with its application for a building permit in the second quarter of 1998.

         Through its subsidiary Vet Labs, the Registrant manufactures tablets and boluses, internal and external solutions, ointments, powders and injectable products. The manufacturing facility is located on 8 acres of land in Lenexa, Kansas. The plant is 55,000 square feet with separate production areas for each of the above product groups. The plant has the capacity to manufacture over 200,000 boluses per day, 4,000 gallons of liquids per day, 1,500 pounds of powder per day and 1,000 gallons of injectable products per day. The facility is currently running at approximately 50% of capacity.

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

         There are no other material pending legal proceedings other than ordinary routine litigation incidental to the business, to which the Registrant or any of its subsidiaries is a party, or to which any of the their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the Registrant's fourth quarter ended January 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         -------------------------------------------------------------
         MATTERS
         -------

         The information contained under the caption "Market for the Company's Common Shares and Related Shareholder Matters" in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1998 is incorporated herein by reference.

         The following information is provided in addition to the information incorporated by reference as mentioned above.

         There are no governmental laws, decrees or regulations in the Commonwealth of the Bahamas applicable to the Registrant that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends or other payments to nonresident holders of the Registrant's Common Shares. Furthermore, U.S. holders of the Registrant's Common Shares are not subject to taxes under Bahamian law.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The information required under this item is included under the caption "Financial Highlights" in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1998 and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         The information required under this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1998 and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         The Registrant's Consolidated Financial Statements are included in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1998 and are incorporated herein by reference. Supplementary financial information is not required.

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

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  -------------------------------------------------------
                  FORM 8-K
                  --------

         (a) The following documents are filed as a part of this Annual Report on Form 10-K:

                  (1) Financial Statements included in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1998 and incorporated by reference from Exhibit 13 filed herewith

                           Auditors' Report to the Shareholders -- Ernst & Young
                             Chartered Accountants
                           Consolidated Balance Sheets
                           Consolidated Statements of Shareholders' Equity Consolidated Statements of Operations
                           Consolidated Statements of Cash Flows
                           Notes to Consolidated Financial Statements

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

                  (3)      Exhibits

                           3.1 Memorandum of Association of Polydex Pharmaceuticals Limited, as amended (filed as Exhibit 3.1 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)
                           3.2      Articles of Association of Polydex
                                    Pharmaceuticals Limited, as amended (filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q filed September 9, 1997, and incorporated herein by reference)
                           10.1 Employment Agreement between Polydex Pharmaceuticals Limited and Thomas C. Usher dated December 22, 1993, as amended on November 1, 1996 (filed as Exhibit 10.1 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)
                           10.2 Employment Agreement between Polydex Pharmaceuticals Limited and George G. Usher dated December 22, 1993 (filed as Exhibit
                                    10.2 to the Annual Report on

                                    Form 10-K filed April 30, 1997, and
                                    incorporated herein by reference)
                           10.3     Employment Agreement between Polydex
                                    Pharmaceuticals Limited and Natu Patel dated
                                    February 12, 1990 (filed as Exhibit 10.3 to
                                    the Annual Report on Form 10-K filed April
                                    30, 1997, and incorporated herein by
                                    reference)
                           10.4     Research Agreement among Dextran Products
                                    Limited, Canadian Microbiology Consortium,
                                    British Columbia's Children's Hospital and
                                    the University of British Columbia, dated
                                    April 1, 1996 (filed as Exhibit 10.4 to the
                                    Annual Report on Form 10-K filed April 30,
                                    1997, and incorporated herein by reference)
                           10.5     Joint Venture Agreement among Chemdex, Inc.,
                                    Veterinary Laboratories Inc. and Sparhawk
                                    Laboratories, Inc., dated December 1, 1992
                                    (filed as Exhibit 10.5 to the Annual Report
                                    on Form 10-K filed April 30, 1997, and
                                    incorporated herein by reference)
                           10.6     Manufacturing Agreement among Sparhawk
                                    Laboratories, Inc., Agri Laboratories, Ltd.
                                    and Veterinary Laboratories Inc., dated
                                    September 23, 1996 (filed as Exhibit 10.6 to
                                    the Annual Report on Form 10-K filed April
                                    30, 1997, and incorporated herein by
                                    reference)
                           10.7     Stock Sale and Purchase Agreement between
                                    Continental Grain Company and Polydex
                                    Pharmaceuticals Limited dated October 30,
                                    1992, as amended on November 22, 1996 (filed
                                    as Exhibit 10.8 to the Annual Report on Form
                                    10-K filed April 30, 1997, and incorporated
                                    herein by reference)
                           13       Annual Report to Shareholders for the fiscal
                                    year ended January 31, 1998 (only those
                                    portions incorporated herein by reference)
                           21       Subsidiaries of Polydex Pharmaceuticals
                                    Limited (filed as Exhibit 21 to the Annual
                                    Report on Form 10-K filed April 30, 1997,
                                    and incorporated herein by reference)
                           23       Consent of Ernst & Young Chartered
                                    Accountants
                           27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  November 7, 1997 - Item 5. Other Events. On November 4, 1997, the Registrant announced that it had ceased negotiations to acquire privately held Del Crane Medical, Inc. and associated companies. The Registrant reported the announcement on a Form 8-K filed November 7, 1997.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 30, 1998

                                         POLYDEX PHARMACEUTICALS LIMITED


                                         By: /s/ George G. Usher
                                            ------------------------------------
                                            George G. Usher, President and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  April 30, 1998                  /s/ George G. Usher
                                       ----------------------------------------
                                       George G. Usher, Director, President
                                         and Chief Executive Officer
                                         (Principal Executive Officer)


Date:  April 30, 1998                  /s/ Sharon Wardlaw
                                       ----------------------------------------
                                       Sharon Wardlaw, Treasurer, Secretary
                                         and Chief Financial and Accounting
                                         Officer (Principal Financial and
                                         Accounting Officer)


Date:  April 30, 1998                  /s/ Joseph Buchman
                                       ----------------------------------------
                                       Joseph Buchman, Director


Date:  April 30, 1998                  /s/ Derek John Michael Lederer
                                       ----------------------------------------
                                       Derek John Michael Lederer, Director


Date:  April 30, 1998                  /s/ Natu Patel
                                       ----------------------------------------
                                       Natu Patel, Director


Date:  April 30, 1998                  /s/ Thomas R. Ulie
                                       ----------------------------------------
                                       Thomas R. Ulie, Director


Date:  April 30, 1998                  /s/ Ruth L. Usher
                                       ----------------------------------------
                                       Ruth L. Usher, Director


Date:  April 30, 1998                  /s/ Thomas C. Usher
                                       ----------------------------------------
                                       Thomas C. Usher, Director

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

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

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

KPMG
Chartered Accountants
Toronto, Canada
April 30, 1996

                                  EXHIBIT INDEX
                                  -------------

Exhibit Number                      Exhibit Description
--------------                      -------------------

         13                         Annual Report to Shareholders for the fiscal
                                    year ended January 31, 1998 (only those
                                    portions incorporated herein by reference)
         23                         Consent of Ernst & Young Chartered
                                    Accountants
         27                         Financial Data Schedule