Form 10-K/A
period 1998-01-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 1998-06-01
CIK 317158

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A

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

         (a) The following documents are filed as a part of this Annual Report on Form 10-K/A:

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

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 1, 1998

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