Form 10-Q
period 1998-04-30
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 1998-06-10
CIK 317158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                          Commission File Number 1-8366
                                                 ------

                         POLYDEX PHARMACEUTICALS LIMITED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  Commonwealth of the Bahamas                                   None
-------------------------------                         -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

               421 Comstock Road, Toronto, Ontario, Canada M1L 2H5
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

                           Yes   X     No
                               -----      -----

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value                          2,996,897 Shares
-------------------------------                     ----------------------------
       (Title of Class)                             (Outstanding at May 6, 1998)

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

                                TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----

PART I     FINANCIAL INFORMATION

Item 1     CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED)

           Consolidated Balance Sheets
           April 30, 1998 and January 31, 1998..........................3

           Consolidated Statements of Operations
           Three Months ended April 30, 1998 and 1997...................5

           Consolidated Statements of Shareholders' Equity
           Three Months ended April 30, 1998 and 1997...................6

           Consolidated Statements of Cash Flows
           Three Months ended April 30, 1998 and 1997...................7

Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS................8

Item 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK............................................11

PART II    OTHER INFORMATION

Item 6     EXHIBITS AND REPORTS ON FORM 8-K.............................12

           Signatures...................................................13

                  PART I - FINANCIAL INFORMATION
                  ------------------------------



Item 1.    Consolidated Financial Statements.

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets
(Expressed in United States dollars)

====================================================================================
                                                      (Unaudited)
                                                         April 30        January 31
                                                             1998              1998
------------------------------------------------------------------------------------

ASSETS

Current assets:
      Cash                                             $  345,389        $  288,527
      Trade accounts receivable                         1,166,854           932,745
      Inventories                                       1,617,472         1,678,280
      Prepaid expenses and other current assets            59,334            64,727
------------------------------------------------------------------------------------
                                                        3,189,049         2,964,279

Property, plant and equipment, net                      3,862,288         3,800,379
Patents, net                                              209,158           217,374
Due from Novadex Corp.                                    712,185           712,185
Due from shareholders                                     931,072           935,416
Deferred income taxes                                     797,788           950,000
Other assets                                              189,558           161,314
------------------------------------------------------------------------------------

                                                       $9,891,098        $9,740,947
====================================================================================

=====================================================================================================
                                                                    (Unaudited)
                                                                       April 30          January 31
                                                                           1998                1998
------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                             $    909,182         $  1,001,620
      Accrued liabilities                                               388,173              355,167
      Current portion of long-term debt                                  60,650               55,392
------------------------------------------------------------------------------------------------------
                                                                      1,358,005            1,412,179

Long-term debt                                                          463,210              462,632
Due to shareholders                                                     602,125              590,526
Due to affiliated companies                                             425,420              425,420
Deferred gain                                                           672,311              672,369
Deferred income taxes                                                    22,663               26,439
Minority interest                                                             -                    -
------------------------------------------------------------------------------------------------------
Total liabilities                                                     3,543,734            3,589,565

Redeemable capital stock                                              2,000,000            2,000,000
Shareholders' equity:
      Capital stock:
            Authorized:
                 100,000 A preferred shares of $0.10 each
                 899,400 B preferred shares of $0.0167 each
                 4,000,000 common shares of $0.0167 each
            Issued and outstanding:
                 899,400 B preferred shares                              15,010               15,010
                 2,847,018 common shares (1998 - 2,846,998)              47,283               47,283
      Contributed surplus                                            21,826,025           21,826,025
      Deficit                                                       (16,895,155)         (17,071,168)
      Other comprehensive income                                       (645,799)            (665,768)
------------------------------------------------------------------------------------------------------
                                                                      4,347,364            4,151,382
------------------------------------------------------------------------------------------------------

                                                                   $  9,891,098         $  9,740,947
=====================================================================================================

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
(Expressed in United States dollars)



==============================================================================================
                                                            Quarter Ended       Quarter Ended
                                                                 April 30            April 30
                                                                     1998                1997
----------------------------------------------------------------------------------------------

Sales                                                         $ 2,930,964         $ 2,236,335

Cost of products sold                                           2,015,282           1,584,905
----------------------------------------------------------------------------------------------
                                                                  915,682             651,430

Expenses:
      General and administrative                                  373,147             389,967
      Depreciation and amortization                               117,528             144,592
      Selling and promotion                                        44,496              67,658
      Research and development                                     42,403              38,371
      Interest expense                                             34,906              29,018
----------------------------------------------------------------------------------------------
                                                                  612,480             669,606
----------------------------------------------------------------------------------------------

Income (loss) from operations                                     303,202             (18,176)

Other income:
      Gain on sale of equipment                                     6,669                   -
      Interest and other                                           18,963              10,998
----------------------------------------------------------------------------------------------
                                                                   25,632              10,998
----------------------------------------------------------------------------------------------

Income (loss) before the undernoted                               328,834              (7,178)

Provision for income taxes                                       (152,821)                  -

Minority interest in loss                                               -                 702
----------------------------------------------------------------------------------------------

Income (loss) for the period                                  $   176,013         $    (6,476)
----------------------------------------------------------------------------------------------


Per share information:
      Earnings (loss) per common share for the period:
               Basic                                          $      0.06         $      0.00
               Diluted                                        $      0.06         $      0.00

----------------------------------------------------------------------------------------------


Weighted average number of common shares
      outstanding for the period                                2,996,907           2,825,218
==============================================================================================

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Unaudited)
(Expressed in United States dollars)


===================================================================================================
                                                                  Quarter Ended      Quarter Ended
                                                                       April 30           April 30
                                                                           1998               1997
---------------------------------------------------------------------------------------------------

Preferred Shares:
         Balance, beginning of period                          $         15,010   $         15,010
         Private placement of preferred shares                              -                  -
         ------------------------------------------------------------------------------------------

         Balance, end of period                                $         15,010   $         15,010
===================================================================================================

Common Shares:
         Balance, beginning of period                          $         47,283   $         44,456
         Exercise of options                                                -                  -
         ------------------------------------------------------------------------------------------

         Balance, end of period                                $         47,283   $         44,456
===================================================================================================

Contributed Surplus:
         Balance, beginning of period                          $     21,826,025   $     20,738,822
         Exercise of options                                                -                  -
         ------------------------------------------------------------------------------------------

         Balance, end of period                                $     21,826,025   $     20,738,822
===================================================================================================

Deficit:
         Balance, beginning of period                          $    (17,071,168)  $    (17,559,330)
         Net income (loss) for the period                               176,013             (6,476)
         ------------------------------------------------------------------------------------------

         Balance, end of period                                $    (16,895,155)  $    (17,565,806)
===================================================================================================

Other Comprehensive Income:
         Balance, beginning of period                          $       (665,768)  $       (535,230)
         Currency translation adjustment for the period                  19,969            (62,097)
         ------------------------------------------------------------------------------------------

         Balance, end of period                                $       (645,799)  $       (597,327)
===================================================================================================

Comprehensive Income for the period:
         Net income (loss) for the period                      $        176,013   $         (6,476)
         Currency translation adjustment for the period                  19,969            (62,097)
         ------------------------------------------------------------------------------------------

                                                               $        195,982   $        (68,573)
===================================================================================================


NOTE:
         The comparative amount presented for shareholders' equity has been restated to reclassify the common shares subject to the put option with Continental Grain Company, as described in note 11 of the Company's Annual Report.

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Expressed in United States dollars)


=======================================================================================
                                                            April 30          April 30
                                                                1998              1997
---------------------------------------------------------------------------------------

Cash provided by (used in):

Operating activities:
       Net income (loss) for the period                    $ 176,013         $  (6,476)
       Add (deduct) items not affecting cash:
            Depreciation and amortization                    117,528           144,592
            Deferred income taxes                            152,821                 -
            Loss (gain) on sale of equipment                  (6,669)                -
            Legal expenses charged to deferred gain              (58)          (41,819)
            Minority interest                                      -              (702)
       Change in non-cash operating working capital         (251,383)          (87,459)
---------------------------------------------------------------------------------------
                                                             188,252             8,136
---------------------------------------------------------------------------------------

Investing activities:
       Additions to property, plant and equipment           (170,366)          (39,103)
       Additions to patents                                     (856)                -
       Proceeds from sale of equipment                         9,500                 -
---------------------------------------------------------------------------------------
                                                            (161,722)          (39,103)
---------------------------------------------------------------------------------------

Financing activities:
       Repayment of long-term debt                           (14,164)          (20,549)
       Proceeds from long-term debt                           20,000                 -
       Proceeds from advances from shareholders               11,599               697
       Repayment of advances to shareholders                   4,344                 -
       Advances from (repayment to) Novadex Inc.                   -            (3,823)
---------------------------------------------------------------------------------------
                                                              21,779           (23,675)

       Effect of exchange rate changes on cash                 8,553           (32,623)
---------------------------------------------------------------------------------------

Increase (decrease) in cash position                          56,862           (87,265)

Cash, beginning of period                                    288,527           603,491

---------------------------------------------------------------------------------------
Cash, end of period                                        $ 345,389         $ 516,226
=======================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


(a) RESULTS OF OPERATIONS

During the fiscal quarter ended April 30, 1998, the Registrant's pre-tax profit from operations prior to research and development, interest expense and other income and depreciation and amortization amounted to $498,039, as compared to a similarly calculated pre-tax profit of $193,805 for the same period last year. This improvement in results is due to an increase in such profits during the quarter at Dextran Products Limited ("Dextran") of $26,702, and at Veterinary Laboratories Inc. ("Vet Labs") of $248,269 and a reduction in expenses at the corporate head office of $19,723. The improvement in results at both Dextran and Vet Labs is primarily attributable to increased sales during the quarter as compared to the same quarter last year.

Sales volume this quarter increased significantly from the same period last year by $694,629. Dextran experienced a quarter over quarter increase in sales of $99,331 as a result of increased demand for its products, while Vet Labs experienced a quarter over quarter increase in sales of $595,298 due to increased sales of injectable iron and other injectable products.

Gross margins increased from 29% in the first quarter last year to 31% this quarter. Dextran's quarter over quarter gross margin decreased from 49% to 40% while Vet Labs' gross margin increased from 8% to 18%. The margin decrease at Dextran is due to increased intercompany sales. The intercompany product sales are lower margin because they are further refined at Vet Labs. The increase in margin at Vet Labs is attributable to increased sales of higher margin products, primarily the injectable products.

Management expects strong sales and margins to continue at Dextran. The summer months are typically slower sales months for Vet Labs as large animals are put outdoors to pasture and therefore have less need for vitamins and other supplements. Management is therefore forecasting lower sales levels in the second quarter than was achieved in the first quarter at Vet Labs. Margins are expected to remain steady, but the expected lower sales volume will reduce operating profits for the coming quarter.

Selling and promotion expenses in the quarter decreased by $23,162 as compared to the first quarter last year due to the termination during the quarter of a contract with a marketing company. In future quarters, this will save the Registrant $60,000 per quarter.

General and administrative expenses have decreased by $16,820, primarily attributable to a reduction in salary expense due to the departure of the former Chairman.

Depreciation and amortization have decreased by $27,064 primarily due to the reduction in patent amortization resulting from the write-down of the cellulose sulphate patent at January 31, 1998.

There was no significant quarter over quarter change in either research and development expenses or interest expense.

Operating results for the first quarter ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ended January 31, 1999. For further information, refer to the consolidated statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended January 31, 1998.



(b) LIQUIDITY AND CAPITAL RESOURCES

The Registrant in the first quarter generated cash flow from operations of $188,252 compared to the prior year first quarter cash flow from operations of $8,136. This increase in working capital is primarily due to the large increase in net income partially offset by the increase in accounts receivable. Accounts receivable at Dextran increased from $414,954 at the previous year end to $626,313, while Vet Labs receivable balance increased from $517,791 at the previous year end to $540,539. These increases in receivable balances are due in part to the increase in sales during the quarter, but also Dextran had large sales towards the end of the quarter further increasing the receivable balance.

There were no significant changes in inventory levels at either Dextran or Vet Labs during the quarter.

The majority of capital expenditures on plant and equipment during the quarter relate to engineering plans for the plant refurbishment at Dextran. Management plans to begin to purchase equipment for this refurbishment during the next quarter. There are no production interruptions planned for the next quarter due to this refurbishment.

Positive operational cash flows are expected to continue in the future, but should the need for further cash infusions arise, the Registrant believes that continued loans and/or capital contributions from principal shareholders will meet these requirements.



FORWARD-LOOKING STATEMENTS SAFE HARBOR

This Form 10-Q, including the Management's Discussion and Analysis, contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the

Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to statements regarding management's expectations of regulatory approval and the commencement of sales and the sufficiency of the Company's cash flow for the Company's future liquidity and capital resource needs. In addition, statements containing expressions such as "believes", "anticipates" or "expects" used in this Form 10-Q, the Company's Annual Report, and the Company's periodic reports on Forms 10-K and 10-Q previously filed with the Securities and Exchange Commission are intended to identify forward-looking statements. The Company cautions that these and similar statements in this Form 10-Q, the Company's Annual Report, and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market conditions, the progress of clinical trials, and the results obtained, the establishment of new corporate alliances, the impact of competitive products and pricing, and the timely development, FDA approval and market acceptance of the Company's products, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.



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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

           Not Applicable.

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

                    Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    June 10, 1998

                           POLYDEX PHARMACEUTICALS LIMITED
                           (Registrant)

                           By \s\ George G. Usher
                              ----------------------------------------------
                              George G. Usher, Chairman, President and Chief Executive Officer
                              (Principal Executive Officer)


                           By \s\ Sharon L. Wardlaw
                              ----------------------------------------------
                              Sharon L. Wardlaw, Treasurer, Secretary and
                              Chief Financial and Accounting Officer
                              (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit Number                          Exhibit Description
--------------                          -------------------


      27                                Financial Data Schedule