Form 10-Q
period 1998-07-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 1998-09-09
CIK 317158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 1998

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _________________

                          Commission File Number 1-8366
                                                 -------

                         POLYDEX PHARMACEUTICALS LIMITED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Commonwealth of the Bahamas                      None
------------------------------------------------          ----
(State or other jurisdiction of incorporation or         (I.R.S. Employer
organization)                                           Identification No.)

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

                                    Yes   X          No
                                        -----           -----

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value                     2,998,916 shares
-------------------------------                     ----------------
      (Title of Class)                         (Outstanding at August 27, 1998)

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

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

PART I   FINANCIAL INFORMATION

Item 1   CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)

         Consolidated Balance Sheets
         July 31, 1998 and January 31, 1998.................................3

         Consolidated Statements of Shareholders' Equity
         Six Months ended July 31, 1998 and 1997............................4

         Consolidated Statements of Operations
         Three Months ended July 31, 1998 and 1997 and
         Six Months ended July 31, 1998 and 1997............................5

         Consolidated Statements of Cash Flows
         Six Months ended July 31, 1998 and 1997............................6

Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................7

Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK.................................................10

PART II  OTHER INFORMATION

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............11

Item 6   EXHIBITS AND REPORTS ON FORM 8-K..................................12

         Signatures........................................................13

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1.  Consolidated Financial Statements.

POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Balance Sheets
(Expressed in United States dollars)

==================================================================================================================
                                                                                       (Unaudited)
                                                                                       July 31         January 31
                                                                                          1998               1998
------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
      Cash                                                                   $         577,228   $        288,527
      Trade accounts receivable                                                        958,799            932,745
      Inventories                                                                    1,733,733          1,678,280
      Prepaid expenses and other current assets                                         54,295             64,727
      ------------------------------------------------------------------------------------------------------------
                                                                                     3,324,055          2,964,279

Property, plant and equipment, net                                                   3,964,220          3,800,379
Patents, net                                                                           201,258            217,374
Due from Novadex Corp.                                                                 712,185            712,185
Due from shareholders                                                                  932,406            935,416
Deferred income taxes                                                                  591,731            950,000
Other assets                                                                           168,420            161,314
------------------------------------------------------------------------------------------------------------------

                                                                             $       9,894,275   $      9,740,947
==================================================================================================================
==================================================================================================================
                                                                                       (Unaudited)
                                                                                       July 31         January 31
                                                                                          1998               1998
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                       $         987,837   $      1,001,620
      Accrued liabilities                                                              395,648            355,167
      Loan payable                                                                      18,250                  -
      Current portion of long-term debt                                                 60,491             55,392
      ------------------------------------------------------------------------------------------------------------
                                                                                     1,462,226          1,412,179

Long-term debt                                                                         443,124            462,632
Due to shareholders                                                                    607,237            590,526
Due to affiliated companies                                                            425,420            425,420
Deferred gain                                                                          672,179            672,369
Deferred income taxes                                                                   21,450             26,439
------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    3,631,636          3,589,565

Redeemable capital stock (149,899 common shares; 1998 - 149,899)                     2,000,000          2,000,000
Shareholders' equity:
      Capital stock:
            Authorized:
                 100,000 A preferred shares of $0.10 each
                 899,400 B preferred shares of $0.0167 each
                 4,000,000 common shares of $0.0167 each
            Issued and outstanding:
                 899,400 B preferred shares                                             15,010             15,010
                 2,847,018 common shares (1998 - 2,846,998)                             47,283             47,283
      Contributed surplus                                                           21,826,025         21,826,025
      Deficit                                                                      (16,792,242)       (17,071,168)
      Other comprehensive income                                                      (833,437)          (665,768)
      ------------------------------------------------------------------------------------------------------------
                                                                                     4,262,639          4,151,382
------------------------------------------------------------------------------------------------------------------

                                                                             $       9,894,275   $      9,740,947
==================================================================================================================

POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive income (Unaudited)
(Expressed in United States dollars)

===================================================================================================
                                                                       Year to Date   Year to Date
                                                                        July 31            July 31
                                                                           1998               1997
---------------------------------------------------------------------------------------------------

Preferred Shares:
         Balance, beginning of period                          $         15,010   $         15,010
         Private placement of preferred shares                                -                  -
         ------------------------------------------------------------------------------------------

         Balance, end of period                                $         15,010   $         15,010
===================================================================================================

Common Shares:
         Balance, beginning of period                          $         47,283   $         44,456
         Private placement of common shares                                   -           2,787.00
         Exercise of options                                                  -                 40
         ------------------------------------------------------------------------------------------

         Balance, end of period                                $         47,283   $         47,283
===================================================================================================

Contributed Surplus:
         Balance, beginning of period                          $     21,826,025   $     20,735,822
         Private placement of common shares                                   -          1,072,243
         Exercise of options                                                  -             17,960
         ------------------------------------------------------------------------------------------

         Balance, end of period                                $     21,826,025   $     21,826,025
===================================================================================================

Deficit:
         Balance, beginning of period                          $    (17,071,168)  $    (17,559,330)
         Net income (loss) for the period                               278,926            (70,593)
         ------------------------------------------------------------------------------------------

         Balance, end of period                                $    (16,792,242)  $    (17,629,923)
===================================================================================================

Other Comprehensive Income:
         Balance, beginning of period                          $       (665,768)  $       (535,230)
         Currency translation adjustment for the period                (167,669)           (40,684)
         ------------------------------------------------------------------------------------------

         Balance, end of period                                $       (833,437)  $       (575,914)
===================================================================================================

Comprehensive Income for the period:
         Net income (loss) for the period                      $        278,926   $        (70,593)
         Currency translation adjustment for the period                (167,669)           (40,684)
         ------------------------------------------------------------------------------------------

                                                               $        111,257   $       (111,277)
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

POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
(Expressed in United States dollars)

==================================================================================================================================
                                                               Quarter Ended     Quarter Ended        Year to Date   Year to Date
                                                                   July 31           July 31             July 31          July 31
                                                                      1998              1997                1998             1997
----------------------------------------------------------------------------------------------------------------------------------

Sales                                                       $    2,847,015      $  2,343,259         $ 5,777,979     $ 4,579,594

Cost of products sold                                            1,960,032         1,660,309           3,975,314        3,245,214
----------------------------------------------------------------------------------------------------------------------------------
                                                                   886,983           682,950           1,802,665        1,334,380

Expenses:
      General and administrative                                   410,236           449,755             783,383          839,722
      Depreciation and amortization                                118,376           151,093             235,904          295,685
      Selling and promotion                                         39,453            93,327              83,949          160,985
      Research and development                                      32,695            33,197              75,098           71,568
      Interest expense                                              31,430            29,017              66,336           58,035
      ----------------------------------------------------------------------------------------------------------------------------
                                                                   632,190           756,389           1,244,670        1,425,995
----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                      254,793           (73,439)            557,995          (91,615)

Other income:
      Gain on sale of equipment                                        577                 -               7,246                -
      Interest and other                                            22,221             8,842              41,184           19,840
----------------------------------------------------------------------------------------------------------------------------------
                                                                    22,798             8,842              48,430           19,840
----------------------------------------------------------------------------------------------------------------------------------

Income (loss) before the undernoted                                277,591           (64,597)            606,425          (71,775)

Provision for income taxes                                        (174,678)                -            (327,499)               -

Minority interest in loss                                                -               480                   -            1,182
----------------------------------------------------------------------------------------------------------------------------------

Income (loss) for the period                                $      102,913      $    (64,117)        $   278,926     $    (70,593)
==================================================================================================================================


Per share information:
      Earnings (loss) per common share for the period:
               Basic                                        $         0.03      $      (0.02)        $      0.09     $      (0.02)
               Diluted                                      $         0.03      $      (0.02)        $      0.09     $      (0.02)

==================================================================================================================================


Weighted average number of common shares
      outstanding for the period                                 2,996,917         2,905,058           2,996,907        2,878,445
==================================================================================================================================

POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Statements of Cash Flows
(Expressed in United States dollars)

=====================================================================================================================
                                                                                   Year to Date         Year to Date
                                                                                        July 31              July 31
                                                                                           1998                 1997
---------------------------------------------------------------------------------------------------------------------

Cash provided by (used in):

Operating activities:
       Net income (loss) for the period                                      $          278,926   $          (70,593)
       Add (deduct) items not affecting cash:
            Depreciation and amortization                                               235,904              295,685
            Deferred income taxes                                                       327,499                    -
            Loss (gain) on sale of equipment                                             (7,246)                   -
            Legal expenses charged to deferred gain                                        (190)            (101,343)
            Minority interest                                                                 -               (1,182)
            Expenses paid by issuance of common shares                                        -               18,000
       Change in non-cash operating working capital                                    (148,677)             (93,796)
       --------------------------------------------------------------------------------------------------------------
                                                                                        686,216               46,771
       --------------------------------------------------------------------------------------------------------------

Investing activities:
       Additions to property, plant and equipment                                      (381,572)            (162,020)
       Additions to patents                                                              (2,055)                   -
       Proceeds from sale of equipment                                                    7,246                    -
       --------------------------------------------------------------------------------------------------------------
                                                                                       (376,381)            (162,020)
       --------------------------------------------------------------------------------------------------------------

Financing activities:
       Proceeds from (repayment of) loan payable                                         18,250                    -
       Private placement of common shares                                                     -            1,000,000
       Repayment of long-term debt                                                      (34,409)             (33,250)
       Proceeds from long-term debt                                                      20,000                    -
       Proceeds from advances from shareholders                                          16,711               23,585
       Repayment of advances to shareholders                                              3,010                    -
       Advances from (repayment to) Novadex Corp.                                             -               (5,609)
       --------------------------------------------------------------------------------------------------------------
                                                                                         23,562              984,726

       Effect of exchange rate changes on cash                                          (44,696)             (29,616)
---------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash position                                                    288,701              839,861

Cash, beginning of period                                                               288,527              603,491

---------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                          $          577,228   $        1,443,352
=====================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES

(a) RESULTS OF OPERATIONS

During the fiscal quarter ended July 31, 1998, the Registrant's pre-tax income from operations amounted to $254,793, as compared to a pre-tax loss of $73,439 for the same period last year. This improvement in results is due to an increase in pre-tax income at Dextran Products Limited ("Dextran") of $79,181 and at Veterinary Laboratories Inc. ("Vet Labs") of $128,314 and a decrease in expenses at the corporate head office of $127,687.

Sales volume this quarter increased from the same period last year by $503,756. This increase in sales volume is attributable to an increase at Vet Labs of $338,368 and an increase at Dextran of $165,388. Sales at Vet Labs increased relative to the same period last year because of greater market penetration in all product lines. Sales at Dextran increased quarter over quarter due to increased demand for iron dextran.

Gross margins increased from 29% in the second quarter last year to 31% this quarter. Dextran's quarter over quarter gross margin decreased from 45% to 41% while Vet Labs' gross margin increased from 12% to 18%. The margin decrease at Dextran is due to increased intercompany sales. The intercompany product sales are lower margin because they are further refined at Vet Labs. The increase in margin at Vet Labs is attributable to increased sales of higher margin products, primarily in the injectable and solution product groups. The gross margin achieved at both operating divisions this quarter is consistent with that experienced in the first quarter this year.

Management expects strong sales and margins to continue at Dextran. As expected, summer months are typically slower sales months for Vet Labs as large animals are put outdoors to pasture and therefore have less need for vitamins and other supplements. Management is therefore forecasting higher sales levels in the third quarter than was achieved in the second quarter at Vet Labs. Margins are expected to remain steady at Vet Labs as well.

General and administrative expenses have decreased by $39,519 this quarter as compared to the same quarter last year, primarily due to a reduction in salary expense due to the January 1998 departure of the former Chairman, Dr. Alec Keith.

Depreciation and amortization expenses have decreased by $32,717 primarily due to the reduction in patent amortization resulting from the write-down of the cellulose sulphate patent at January 31, 1998.

Selling and promotion expenses in the quarter decreased by $53,874 as compared to the second quarter last year due to the termination during the first quarter this year of a contract with a marketing company.

There was no significant quarter over quarter change in either research and development expenses or interest expense.

Operating results for the second quarter ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ended January 31, 1999. For further information, refer to the consolidated statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended January 31, 1998.


(b) LIQUIDITY AND CAPITAL RESOURCES

During the second quarter, the Registrant generated cash flow from operations of $497,964 compared to the prior year second quarter cash flow from operations of $38,635 which increase is primarily attributable to the large increase in net income for the quarter as compared to the prior year.

There were no significant changes in receivables or inventory levels at either Dextran or Vet Labs during the quarter.

The majority of capital expenditures on plant and equipment during the quarter relate to engineering plans for the plant refurbishment at Dextran. Management plans to begin to purchase equipment for this refurbishment during the third quarter. There are no production interruptions planned for the next quarter due to this refurbishment.


FORWARD-LOOKING STATEMENTS SAFE HARBOR

This Form 10-Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to statements regarding management's expectations of regulatory approval and the commencement of sales and the sufficiency of the Company's cash flow for the Company's future liquidity and capital resource needs. In addition, statements containing expressions such as "believes", "anticipates" or "expects" used in this Form 10-Q, the Company's Annual Report, and the Company's periodic reports on Forms 10-K and 10-Q previously filed with the Securities and Exchange Commission are intended to identify forward-looking statements. The Company cautions that these and similar statements in this Form 10-Q, the Company's Annual Report, and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market conditions, the progress of clinical trials, and the results obtained, the establishment of new corporate alliances, the impact of competitive products and pricing, and the timely development, FDA approval and market acceptance of the Company's products, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.


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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

POLYDEX PHARMACEUTICALS LIMITED
JULY 31, 1998
INTEREST RATE SENSITIVITY

    The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. All financial instruments are held for other than trading purposes. The Company does not have a material exposure to interest rate risk.

    The table presents principal cash flows and related weighted average interest rates by expected maturity dates.


                                                               Expected Maturity Date
                                  ----------------------------------------------------------------------                    Fair
                                  31-Jan-99  31-Jan-00  31-Jan-01     31-Jan-02    31-Jan-03    Thereafter     Total        Value
                                  ---------  ---------  ---------     ---------    ---------    ----------     -----        -----

                                                                          (US$ Equivalent)

               ASSETS
    Notes receivable:
    Variable rate ($US)           65,910      133,929      125,777       85,530       92,372       342,974       846,491    846,491
        Average interest rate       7.71%        7.79%        7.89%        8.00%        8.00%         8.00%         7.90%

           LIABILITIES:
Short-term debt:
    Fixed rate ($CDN)             12,074        6,176                                                             18,250     18,250
        Average interest rate       7.90%        7.90%                                                              7.90%

Long-term debt:
    Fixed rate ($US)              15,640      357,766       16,015        1,297          --            --        390,718    390,718
        Average interest rate      10.40%       10.42%        9.50%        9.50%        0.00%         0.00%         9.95%
    Fixed rate ($CDN)             13,617       29,574       32,141       34,932          --            --        110,264    110,264
        Average interest rate       8.50%        8.50%        8.50%                     8.50%         8.50%         8.50%
    Variable rate ($US)          (48,578)     (52,464)     (56,661)     (61,194)     (66,089)      892,204       607,219    607,219
        Average interest rate       8.00%        8.00%        8.00%        8.00%        8.00%         8.00%         8.00%


POLYDEX PHARMACEUTICALS LIMITED
JULY 31, 1998
EXCHANGE RATE SENSITIVITY

     The table below provides information about the Company's financial instruments that are sensitive to changes in foreign currency exchange rates. All financial instruments are held for other than trading purposes. The Company's major exposure to exchange rate risk is that the Canadian dollar rises dramatically in relation to the U.S. dollar and that this significantly reduces the gross margin experienced at Dextran Products. Management monitors the margin at Dextran to ensure that an acceptable margin level is maintained. Management has the ability, to some extent, to adjust sales prices to maintain an acceptable margin level.

     The table presents principal cash flows and related weighted average interest rates by expected maturity dates.



                                                                    Expected Maturity Date
                               -------------------------------------------------------------------------------                Fair
                               31-Jan-99    31-Jan-00    31-Jan-01     31-Jan-02    31-Jan-03    Thereafter     Total        Value
                               ---------    ---------    ---------     ---------    ---------    ----------     -----        -----

                                                                      (US$ Equivalent)
                LIABILITIES:
     Long-term debt:
Fixed rate ($CDN)                 13,617       29,574       32,141       34,932          --            --        110,264    110,264
    Average interest rate           8.50%        8.50%        8.50%        8.50%        8.50%         8.50%         8.50%


                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

                  (a) The 1998 Annual General Meeting of the Members (the "Annual Meeting") was held on June 19, 1998.

                  (b) Not applicable.

                  (c) At the Annual Meeting, Mr. Joseph Buchman was elected as a director of the Company to hold office for a three-year term expiring at the Annual General Meeting of the Members held in 2001 or until a successor is duly elected and qualified. The tabulation of votes in person or by proxy at the Annual Meeting with respect to Mr. Buchman's election are as follows:

                  Class                          For                   Withheld
                  -----                          ---                   --------

                  Common Shares                1,706,137              1,290,760

                  Class B Preferred              899,400                 --
                      Shares

                  The Shareholders of the Company also approved proposals to:
                  (i) authorize the Board of Directors to appoint the Company's independent public accountants and fix their remuneration ("Proposal No. 2"), (ii) amend the Articles of Association to set forth the rights and characteristics of the Class B Preferred Shares ("Proposal No. 3"), and (iii) amend the Articles of Association to increase the quorum necessary to transact business at any General Meeting of the Members ("Proposal No. 4"). The tabulation of votes present in person or by proxy at the Annual Meeting with respect to the foregoing proposals are as follows:

                  Class                        For              Against              Withheld
                  -----                        ---              -------              --------

Proposal        Common Shares              1,883,392             21,508             1,091,997
No. 2           Class B Preferred            899,400                --                  --
                      Shares

Proposal        Common Shares                756,841            118,883             2,121,173
No. 3           Class B Preferred            899,400                --                  --
                      Shares

Proposal        Common Shares                809,299             81,313             2,106,285
No. 4           Class B Preferred            899,400                --                  --
                      Shares

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

Date:    September 9, 1998

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