Form 10-Q/A
period 1998-04-30
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 1998-09-15
CIK 317158

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



FORWARD-LOOKING STATEMENTS SAFE HARBOR

This Form 10-Q/A, including the Management's Discussion and Analysis, contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the

Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to statements regarding management's expectations of regulatory approval and the commencement of sales and the sufficiency of the Company's cash flow for the Company's future liquidity and capital resource needs. In addition, statements containing expressions such as "believes", "anticipates" or "expects" used in this Form 10-Q/A, the Company's Annual Report, and the Company's periodic reports on Forms 10-K and 10-Q previously filed with the Securities and Exchange Commission are intended to identify forward-looking statements. The Company cautions that these and similar statements in this Form 10-Q/A, the Company's Annual Report, and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market conditions, the progress of clinical trials, and the results obtained, the establishment of new corporate alliances, the impact of competitive products and pricing, and the timely development, FDA approval and market acceptance of the Company's products, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.



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

             The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                                               EXPECTED MATURITY DATE


                                 31-Jan-99      31-Jan-00       31-Jan-01       31-Jan-02
                                 ---------      ---------       ---------       ---------

                                              (US$ EQUIVALENT)

        ASSETS
Short-term deposits:
  Fixed rate ($US)               149,352             -              -               -
    Average interest rate           4.80%

Notes receivable:
  Variable rate ($US)             60,059        83,225         71,016          26,389
    Average interest rate           7.71%         7.80%          7.90%           8.00%

      LIABILITIES
Long-term debt:
  Fixed rate ($US))               25,161       357,766         16,015           1,297
    Average interest rate          10.40%        10.42%          9.50%           9.50%
  Fixed rate ($CDN)               21,507        31,247         31,960          36,907
    Average interest rate           8.50%         8.50%          8.50%           8.50%
  Variable rate ($US)            (48,168)      (52,022)       (56,184)        (60.678)
    Average interest rate           8.00%         8.00%          8.00%           8.00%



                                                                            Fair
                                                                            ----
                                   31-Jan-03    Thereafter      Total       Value
                                   ---------    ----------      -----       -----



        ASSETS
Short-term deposits:
  Fixed rate ($US)                     -              -      149,352        149,352
    Average interest rate                                       4.80%

Notes receivable:
  Variable rate ($US)             28,500        575,967      845,157        845,157
    Average interest rate           8.00%         8.00%         7.90%

      LIABILITIES
Long-term debt:
  Fixed rate ($US))                    -              -      400,239        400,239
    Average interest rate           0.00%          0.00%        9.95%
  Fixed rate ($CDN)                    -              -      123,621        123,621
    Average interest rate           8.50%          8.50%        8.50%
  Variable rate ($US)            (65,533)       884,691      602,106        602,106
    Average interest rate           8.00%          8.00%        8.00%


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

                                            EXPECTED MATURITY DATE

                                 31-Jan-99      31-Jan-00       31-Jan-01       31-Jan-02
                                 ---------      ---------       ---------       ---------

                                              (US$ EQUIVALENT)

      LIABILITIES
Long-term debt:
  Fixed rate ($CDN)               21,507        31,247         33,960          36,907
    Average interest rate           8.50%         8.50%          8.50%           8.50%




                                                                           Fair
                                                                           ----
                                  31-Jan-03    Thereafter      Total       Value
                                  ---------    ----------      -----       -----



      LIABILITIES
Long-term debt:
  Fixed rate ($CDN)                   -              -      123,621        123,621
    Average interest rate          8.50%          8.50%        8.50%


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

Date:    September 15, 1998

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