Form 10-Q
period 1998-10-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 1998-12-14
CIK 317158

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 1998

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________

                          Commission File Number 1-8366
                                                 ------

                         POLYDEX PHARMACEUTICALS LIMITED
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Commonwealth of the Bahamas                                                             None
--------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                          (I.R.S. Employer
                                                                                         Identification No.)

421 Comstock Road, Toronto, Ontario, Canada                                                          M1L 2H5
--------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                                            (Zip Code)

Registrant's Telephone Number, Including Area Code (416) 755-2231
                                                   --------------

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value                         2,998,916 shares
-------------------------------                ---------------------------------
       (Title of Class)                        (Outstanding at December 2, 1998)

                         POLYDEX PHARMACEUTICALS LIMITED
                         -------------------------------

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I            FINANCIAL INFORMATION

Item 1            CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)

                  Consolidated Balance Sheets
                  October 31, 1998 and January 31, 1998........................................................3

                  Consolidated Statements of Operations
                  Three Months ended October 31, 1998 and 1997 and
                  Nine Months ended October 31, 1998 and 1997..................................................5

                  Consolidated Statements of Shareholders' Equity
                  and Comprehensive Income
                  Nine Months ended October 31, 1998 and 1997..................................................6

                  Consolidated Statements of Cash Flows
                  Nine Months ended October 31, 1998 and 1997..................................................7

Item 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................................8

Item 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.............................................................................11

PART II           OTHER INFORMATION

Item 5            OTHER INFORMATION.............................................................................13

Item 6            EXHIBITS AND REPORTS ON FORM 8-K..............................................................14

                  Signatures....................................................................................15

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).


POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Balance Sheets
(Expressed in United States dollars)

------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
                                                                                    October 31         January 31
                                                                                          1998               1998
------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
      Cash                                                                   $         444,500   $        288,527
      Trade accounts receivable                                                        945,118            932,745
      Inventories                                                                    1,767,563          1,678,280
      Prepaid expenses and other current assets                                        125,726             64,727
      ------------------------------------------------------------------------------------------------------------
                                                                                     3,288,907          2,964,279

Property, plant and equipment, net                                                   3,935,015          3,800,379
Patents, net                                                                           195,210            217,374
Due from Novadex Corp.                                                                 712,185            712,185
Due from shareholders                                                                1,016,837            935,416
Deferred income taxes                                                                  534,307            950,000
Other assets                                                                           145,078            161,314
------------------------------------------------------------------------------------------------------------------

                                                                             $       9,827,539   $      9,740,947
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
                                                                                    October 31         January 31
                                                                                          1998               1998
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                       $       1,010,028   $      1,001,620
      Accrued liabilities                                                              441,522            355,167
      Loan payable                                                                      15,835                  -
      Current portion of long-term debt                                                 61,349             55,392
      ------------------------------------------------------------------------------------------------------------
                                                                                     1,528,734          1,412,179

Long-term debt                                                                         426,263            462,632
Due to shareholders                                                                    621,731            590,526
Due to affiliated companies                                                                  -            425,420
Deferred gain                                                                          662,025            672,369
Deferred income taxes                                                                   21,013             26,439
------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    3,259,766          3,589,565

Redeemable capital stock (149,899 common shares; 98/01/31 - 149,899)                 2,000,000          2,000,000
Shareholders' equity:
      Capital stock:
            Authorized:
                 100,000 A preferred shares of $0.10 each 899,400 B preferred shares of $0.0167 each 4,000,000 common shares of $0.0167 each
            Issued and outstanding:
                 899,400 B preferred shares                                             15,010             15,010
                 2,847,018 common shares (98/01/31 - 2,846,998)                         47,283             47,283
      Contributed surplus                                                           21,826,025         21,826,025
      Deficit                                                                      (16,412,792)       (17,071,168)
      Other comprehensive income                                                      (913,753)          (665,768)
      ------------------------------------------------------------------------------------------------------------
                                                                                     4,561,773          4,151,382
------------------------------------------------------------------------------------------------------------------

                                                                             $       9,821,539   $      9,740,947
------------------------------------------------------------------------------------------------------------------

POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Statements of Operations
(Express in United States dollars)

----------------------------------------------------------------------------------------------------------------------------------
                                                             Quarter Ended     Quarter Ended        Year to Date     Year to Date
                                                                October 31        October 31          October 31       October 31
                                                                      1998              1997                1998             1997
----------------------------------------------------------------------------------------------------------------------------------
Sales                                                     $      3,021,142 $       2,608,933 $         8,799,121 $      7,188,527

Cost of products sold                                            2,004,668         1,907,562           5,979,982        5,152,776
----------------------------------------------------------------------------------------------------------------------------------
                                                                 1,016,474           701,371           2,819,139        2,035,751

Expenses:
      General and administrative                                   396,893           375,635           1,180,276        1,215,357
      Depreciation and amortization                                126,808           149,731             362,712          445,416
      Interest expense                                              37,773            29,365             104,109           87,400
      Research and development                                      23,214            40,414              98,312          111,982
      Selling and promotion                                         20,661           109,626             104,610          270,611
      ----------------------------------------------------------------------------------------------------------------------------
                                                                   605,349           704,771           1,850,019        2,130,766
----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                      411,125            (3,400)            969,120           (95,015)

Other income:
      Gain on sale of equipment                                      3,894                 -              11,140                -
      Interest and other                                             4,601            11,337              45,785           31,177
----------------------------------------------------------------------------------------------------------------------------------
                                                                     8,495            11,337              56,925           31,177
----------------------------------------------------------------------------------------------------------------------------------

Income (loss) before the undernoted                                419,620             7,937           1,026,045           (63,838)

Provision for income taxes                                         (40,170)                -            (367,669)               -

Minority interest in loss                                                -                 -                   -            1,182
----------------------------------------------------------------------------------------------------------------------------------

Income (loss) for the period                              $        379,450 $           7,937 $           658,376 $         (62,656)
----------------------------------------------------------------------------------------------------------------------------------


Per share information:
      Earnings (loss) per common share for the period:
               Basic                                      $              0.$3              0.$0                0.$2          (0.02)
               Diluted                                    $              0.$3              0.$0                0.$2          (0.02)

----------------------------------------------------------------------------------------------------------------------------------


Weighted average number of common shares
      outstanding for the period                                 2,996,917         2,989,857           2,996,912        2,907,538
----------------------------------------------------------------------------------------------------------------------------------

POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Unaudited)
(Expressed in United States dollars)

---------------------------------------------------------------------------------------------------
                                                                   Year to Date       Year to Date
                                                                     October 31         October 31
                                                                           1998               1997
---------------------------------------------------------------------------------------------------
Preferred Shares:
         Balance, beginning of period                          $         15,010   $         15,010
         Private placement of preferred shares                                -                  -
         ------------------------------------------------------------------------------------------

         Balance, end of period                                $         15,010   $         15,010
---------------------------------------------------------------------------------------------------

Common Shares:
         Balance, beginning of period                          $         47,283   $         44,456
         Private placement of common shares                                   -           2,787.00
         Exercise of options                                                  -                 40
         ------------------------------------------------------------------------------------------

         Balance, end of period                                $         47,283   $         47,283
---------------------------------------------------------------------------------------------------

Contributed Surplus:
         Balance, beginning of period                          $     21,826,025   $     20,735,822
         Private placement of common shares                                   -          1,072,243
         Exercise of options                                                           -    17,960
         ------------------------------------------------------------------------------------------

         Balance, end of period                                $     21,826,025   $     21,826,025
---------------------------------------------------------------------------------------------------

Deficit:
         Balance, beginning of period                          $    (17,071,168)  $    (17,559,330)
         Net income (loss) for the period                               658,376            (62,656)
         ------------------------------------------------------------------------------------------

         Balance, end of period                                $    (16,412,792)  $    (17,621,986)
---------------------------------------------------------------------------------------------------

Other Comprehensive Income:
         Balance, beginning of period                          $       (665,768)  $       (535,230)
         Currency translation adjustment for the period                (247,985)           (54,042)
         ------------------------------------------------------------------------------------------

         Balance, end of period                                $       (913,753)  $       (589,272)
---------------------------------------------------------------------------------------------------

Comprehensive Income for the period:
         Net income (loss) for the period                      $        658,376   $        (62,656)
         Currency translation adjustment for the period                (247,985)           (54,042)
         ------------------------------------------------------------------------------------------

                                                               $        410,391   $       (116,698)
---------------------------------------------------------------------------------------------------

NOTE:
         The comparative amount presented for shareholders' equity has been restated to reclassify the common shares subject to the put option with Continental Grain Company, as described in note 11 of the Company's Annual Report.

POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Statements of Cash Flows
(Expressed in United States dollars)

---------------------------------------------------------------------------------------------------------------------
                                                                                   Year to Date         Year to Date
                                                                                     October 31           October 31
                                                                                           1998                 1997
---------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities:
       Net income (loss) for the period                                      $          658,376   $          (62,656)
       Add (deduct) items not affecting cash:
            Depreciation and amortization                                               362,712              445,416
            Deferred income taxes                                                       367,669                    -
            Loss (gain) on sale of equipment                                            (11,140)                   -
            Legal expenses charged to deferred gain                                     (10,344)            (106,024)
            Minority interest                                                                 -               (1,182)
            Expenses paid by issuance of common shares                                        -               18,000
       Change in non-cash operating working capital                                    (197,439)            (107,383)
       --------------------------------------------------------------------------------------------------------------
                                                                                      1,169,834              186,171
       --------------------------------------------------------------------------------------------------------------

Investing activities:
       Additions to property, plant and equipment                                      (469,996)            (270,589)
       Additions to patents                                                              (5,188)              (1,108)
       Proceeds from sale of equipment                                                   11,140                    -
       --------------------------------------------------------------------------------------------------------------
                                                                                       (464,044)            (271,697)
       --------------------------------------------------------------------------------------------------------------

Financing activities:
       Proceeds from (repayment of) loan payable                                         15,835                    -
       Private placement of common shares                                                     -            1,000,000
       Repayment of long-term debt                                                      (50,412)             (48,066)
       Proceeds from long-term debt                                                      20,000                    -
       Proceeds from advances from shareholders                                          31,205               34,303
       Advances to shareholders                                                         (81,421)            (691,150)
       Repayment of loans from shareholders                                                   -             (308,850)
       Repayment of due to affiliated companies                                        (425,420)                   -
       Advances from (repayment to) Novadex Corp.                                             -               (5,609)
       --------------------------------------------------------------------------------------------------------------
                                                                                       (490,213)             (19,372)

       Effect of exchange rate changes on cash                                          (59,604)             (27,437)
---------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash position                                                    155,973             (132,335)

Cash, beginning of period                                                               288,527              603,491

---------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                          $          444,500   $          471,156
---------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


(a) RESULTS OF OPERATIONS

During the fiscal quarter ended October 31, 1998, the Registrant's pre-tax income from operations amounted to $411,125, as compared to a loss of $3,400 for the same period last year. This improvement in results is due to an increase in such profits during the quarter at Dextran Products Limited ("Dextran") of $79,629 and at Veterinary Laboratories Inc. ("Vet Labs") of $224,211, as well as a decrease in expenses at the corporate head office of $147,460. The decrease in head office expenses during the quarter is mainly due to decreases in selling and promotion expenses and patent amortization expenses described below. The Registrant's year to date operating profit amounted to $969,120, as compared to a loss of $95,015 for last year. Consistent with the quarterly changes, both Dextran and Vet Labs have achieved significant year to date increases in such profits, while corporate head office expenses have decreased significantly.

Sales volume this quarter increased from the same period last year by $412,209, which is attributable to an increase in sales at Vet Labs in the quarter of $472,054 offset by a slight decrease in third-party sales at Dextran of $59,845. The increase in sales at Vet Labs relative to the third quarter last year is a result of strong demand for Iron Dextran in the U.S. market and the introduction of new injectable products. The main reason for the decrease in sales volume at Dextran is the increase in intercompany sales of bulk materials to Vet Labs in order to meet their sales demands. On a year to date basis, both Dextran and Vet Labs have sales volume increases.

Gross margins increased from 27% in the third quarter last year to 34% this quarter. Dextran's quarter over quarter gross margin decreased from 46% to 41% while Vet Labs' gross margin increased from 11% to 23%. The margin decrease at Dextran is due to increased intercompany sales. The intercompany product sales are lower margin because they are further refined at Vet Labs. The increase in margin at Vet Labs is attributable to increased sales of higher margin products, primarily in the injectable and solution product groups. This trend in improved margin has carried over from the previous two quarters.

Management expects strong sales and margins to continue at both Vet Labs and Dextran.

General and administrative expenses have increased by $21,258 this quarter as compared to the same quarter last year, primarily due to the accrual of a retiring allowance to the former President of Chemdex, Inc., partially offset by a reduction in salary expense due to the January 1998 departure of the former Chairman, Dr. Alec Keith.

Depreciation and amortization expenses have decreased by $22,923 as compared to the third quarter last year primarily due to the reduction in patent amortization resulting from the write-down of the cellulose sulphate patent at January 31, 1998.

Selling and promotion expenses in the quarter decreased by $88,965 as compared to the third quarter last year due to the termination during the first quarter this year of a contract with a marketing company.

There was no significant quarter over quarter change in either research and development expenses or interest expense.

Research and development, in conjunction with the University of British Columbia, involving the treatment of cystic fibrosis using a form of Dextran is continuing. Research and development, by the Rush Institute of the University of Chicago, relating to Cellulose Sulphate gel is progressing. Clinical trials for both projects are expected to commence in 1999, once funding and government approvals are obtained.

Operating results for the three and nine months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ended January 31, 1999. For further information, refer to the consolidated statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended January 31, 1998.



(b)   LIQUIDITY  AND CAPITAL RESOURCES

During the third quarter, the Registrant generated cash flow from operations of $483,618 compared to the prior year third quarter cash flow from operations of $139,400 which increase is primarily attributable to the large increase in net income for the quarter as compared to the prior year.

There were no significant changes in receivables or inventory levels at either Dextran or Vet Labs during the quarter.

During the third quarter, $78,561 was spent on new equipment for the plant refurbishment at Dextran. There are no production interruptions planned for the next quarter due to this refurbishment.



FORWARD-LOOKING STATEMENTS SAFE HARBOR

This Form 10-Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to statements regarding management's expectations of regulatory approval and the commencement of sales. In addition, statements containing expressions such as "believes", "anticipates" or "expects" used in this Form 10-Q, the Company's Annual Report, and the Company's periodic reports on Forms 10-K and 10-Q previously filed with the Securities and Exchange Commission are intended to identify forward-looking statements. The Company cautions that these and similar statements in this Form 10-Q, the Company's Annual Report, and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market conditions, the progress of clinical trials, and the results obtained, the establishment of new corporate alliances, the impact of competitive products and pricing, and the timely development, FDA approval and market acceptance of the Company's products, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.



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

POLYDEX PHARMACEUTICALS LIMITED
OCTOBER 31, 1998
INTEREST RATE SENSITIVITY

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. All financial instruments are held for other than trading purposes. The Company does not have a material exposure to interest rate risk.

The table presents principal cash flows and related weighted average interest rates by expected maturity dates.


                                                        Expected Maturity Date                                                Fair
                                ----------------------------------------------------------------------------
                                31-Jan-99    31-Jan-00    31-Jan-01    31-Jan-02    31-Jan-03    Thereafter     Total        Value
                                ---------    ---------    ---------    ---------    ---------    ----------     -----        -----

                                                                  (US$ Equivalent)
           ASSETS
Notes receivable:
    Variable rate ($US)            58,642       70,468       59,346       12,315       13,362      733,648      947,781      947,781
        Average interest rate        8.24%        8.32%        8.41%        8.50%        8.50%        8.50%        8.41%

           LIABILITIES:
Long-term debt:
    Fixed rate ($US)               11,234      357,766       16,015        1,297            -            -      386,312      386,312
        Average interest rate       10.41%       10.42%        9.50%        9.50%        0.00%        0.00%        9.96%
    Fixed rate ($CDN)               6,621       28,972       31,487       34,220            -            -      101,300      101,300
        Average interest rate        8.50%        8.50%        8.50%        8.50%        8.50%        8.50%        8.50%
    Variable rate ($US)           (52,847)     (57,339)     (62,213)     (67,501)     (73,239)     934,870      621,731      621,731
        Average interest rate        8.50%        8.50%        8.50%        8.50%        8.50%        8.50%        8.50%

POLYDEX PHARMACEUTICALS LIMITED
OCTOBER 31, 1998
EXCHANGE RATE SENSITIVITY

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

                                                        Expected Maturity Date                                             Fair
                            -------------------------------------------------------------------------------
                             31-Jan-99    31-Jan-00    31-Jan-01     31-Jan-02    31-Jan-03    Thereafter     Total        Value

                                                                        (US$ Equivalent)
           LIABILITIES:
Long-term debt:
   Fixed rate ($CDN)             6,621       28,972       31,487        34,220            -            -      101,300      101,300
       Average interest rate      8.50%        8.50%        8.50%         8.50%        8.50%        8.50%        8.50%

                                     PART II
                                OTHER INFORMATION

Item 5.     Other Information.

            The Registrant's proxies for its 1999 Annual General Meeting of the Members will confer discretionary authority to vote on any matter if a shareholder does not give written notice of the matter by April 3, 1999.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits

                           3.1 Memorandum of Association of Polydex Pharmaceuticals Limited, as amended to date (filed as Exhibit 3.1 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)

                           3.2      Articles of Association of Polydex
                                    Pharmaceuticals Limited, as amended to date
                                    (filed as Exhibit 3.2 to the Quarterly
                                    Report on Form 10-Q filed September 9, 1998, and incorporated herein by reference)

                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K

                           Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    December 14, 1998

                               POLYDEX PHARMACEUTICALS LIMITED
                               (Registrant)

                               By   \s\ George G. Usher
                                 -----------------------------------------------
                                 George G. Usher, Chairman, President and Chief Executive Officer
                                 (Principal Executive Officer)


                               By   \s\ Sharon L. Wardlaw
                                 -----------------------------------------------
                                 Sharon L. Wardlaw, Treasurer, Secretary and
                                 Chief Financial and Accounting Officer
                                 (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit Number                                          Exhibit Description
--------------                                          -------------------

         27                                           Financial Data Schedule