Form 10-Q/A
period 1998-10-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 1998-12-14
CIK 317158

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

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
------------------------------------------------------------------------------------------------------------------

POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Statements of Operations
(Express in United States dollars)

----------------------------------------------------------------------------------------------------------------------------------
                                                             Quarter Ended     Quarter Ended        Year to Date     Year to Date
                                                                October 31        October 31          October 31       October 31
                                                                      1998              1997                1998             1997
----------------------------------------------------------------------------------------------------------------------------------
Sales                                                     $      3,021,142 $       2,608,933 $         8,799,121 $      7,188,527

Cost of products sold                                            2,004,668         1,907,562           5,979,982        5,152,776
----------------------------------------------------------------------------------------------------------------------------------
                                                                 1,016,474           701,371           2,819,139        2,035,751

Expenses:
      General and administrative                                   396,893           375,635           1,180,276        1,215,357
      Depreciation and amortization                                126,808           149,731             362,712          445,416
      Interest expense                                              37,773            29,365             104,109           87,400
      Research and development                                      23,214            40,414              98,312          111,982
      Selling and promotion                                         20,661           109,626             104,610          270,611
      ----------------------------------------------------------------------------------------------------------------------------
                                                                   605,349           704,771           1,850,019        2,130,766
----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                      411,125            (3,400)            969,120           (95,015)

Other income:
      Gain on sale of equipment                                      3,894                 -              11,140                -
      Interest and other                                             4,601            11,337              45,785           31,177
----------------------------------------------------------------------------------------------------------------------------------
                                                                     8,495            11,337              56,925           31,177
----------------------------------------------------------------------------------------------------------------------------------

Income (loss) before the undernoted                                419,620             7,937           1,026,045           (63,838)

Provision for income taxes                                         (40,170)                -            (367,669)               -

Minority interest in loss                                                -                 -                   -            1,182
----------------------------------------------------------------------------------------------------------------------------------

Income (loss) for the period                              $        379,450 $           7,937 $           658,376 $         (62,656)
----------------------------------------------------------------------------------------------------------------------------------


Per share information:
      Earnings (loss) per common share for the period:
               Basic                                      $           0.13              0.00                0.22             (0.02)
               Diluted                                    $           0.13              0.00                0.22             (0.02)

----------------------------------------------------------------------------------------------------------------------------------


Weighted average number of common shares
      outstanding for the period                                 2,996,917         2,989,857           2,996,912        2,907,538
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