Form 10-K405
period 1999-01-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 1999-04-29
CIK 317158

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  JANUARY 31, 1999

                         Commission file number: 1-8366

                         POLYDEX PHARMACEUTICALS LIMITED
             (Exact Name of Registrant as Specified in Its Charter)

      Commonwealth of the Bahamas                                None
    --------------------------------                     ---------------------
    (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                        Identification No.)

      421 Comstock Road, Toronto, Ontario, Canada                   M1L 2H5
     ---------------------------------------------                -----------
       (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code  (416) 755-2231

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class              Name of Each Exchange on Which Registered
    ---------------------            ------------------------------------------
Common Shares, $.016 Par Value       Boston Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and ask prices of such stock as of March 31, 1999: $5,537,777.50.

The number of Common Shares outstanding as of March 31, 1999:  3,016,917.

                       Documents Incorporated By Reference

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1999, are incorporated by reference into Part II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 24, 1999, are incorporated by reference into
Part III.

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

DESCRIPTION, USAGE AND REGULATED ASPECTS OF THE PRODUCTS

         The operations of the Registrant are presently carried on through Dextran Products and Vet Labs. These subsidiaries operate in two industry segments: the manufacture and sale of veterinary pharmaceutical products and the manufacture and sale of Dextran and derivatives.

IRON DEXTRAN

A.  DESCRIPTION

         Iron Dextran is a derivative of Dextran produced by complexing Iron with Dextran. Iron Dextran is injected into most pigs at birth as a treatment for anemia.

B.  REGULATION AND USAGE

         Sales presently are being made by the Registrant in the following countries, which have approved the use of Iron Dextran for animals, require no approval, or accept the Canadian registration: Canada (registration number
R625), Denmark, France, Switzerland, Hong Kong, Germany, the Netherlands, Finland, Ecuador, Thailand, Hungary, Italy, Malaysia, the Philippines, Japan, Brazil, Korea, Spain, Sweden, Israel, New Zealand, Mexico, Costa Rica, and Australia. In the United States, sale for veterinary use requires the approval of the U.S. Food and Drug Administration (the "FDA"). Chemdex has FDA approval for veterinary use of Iron Dextran in the United States. For classification purposes, the Registrant treats these sales of the Iron Dextran raw materials as sales of Iron Dextran.

DEXTRAN SULPHATE

A.  DESCRIPTION

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

VETERINARY PRODUCTS

A.  DESCRIPTION

         The Registrant manufactures sterile injectable products, tablets and boluses, internal and external solutions, ointments and powders.

B.  REGULATION AND USAGE

         The products are sold in the United States and are predominantly used by large animal veterinarians and by farmers for the treatment of various diseases and conditions that affect farm animals. The Vet Labs facility is regulated and inspected by the FDA and the U.S. Drug Enforcement Agency.

SALES, DISTRIBUTION AND RELIANCE UPON FOREIGN COUNTRIES

IRON DEXTRAN AND DEXTRAN SULPHATE

         The Registrant sells Iron Dextran on an exclusive basis in certain countries and on a non-exclusive basis elsewhere. Dextran Sulphate is sold on a non-exclusive basis throughout the world. For the fiscal year ended January 31, 1999, no single customer accounted for 10% or more of total sales.

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

VETERINARY PRODUCTS

         All of the sales of Vet Labs for the fiscal year ended January 31, 1999 were within the United States. Distribution is achieved through private label buying groups who then distribute to their own distributors, and through full service independent distributors who purchase products under Vet Labs' house labels. Private label products accounted for approximately 81% of sales with house label sales contributing approximately 15%. In addition, Vet Labs also does "contract filling" for other industry companies. Four customers (all private label buying groups) accounted for 66% of sales at Vet Labs, with individual customer shares ranging from less than 1% to 21%. Management does not believe that the loss of any one or more of these customers would have a material adverse effect upon Vet Labs' results of operations.

WORKING CAPITAL REQUIREMENTS

         There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect upon the Registrant's working capital.

PATENTS, TRADEMARKS AND LICENSES

IRON DEXTRAN

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

VETERINARY PRODUCTS

         Vet Labs holds a New Animal Drug Application from the FDA for the production of 10% Bulk Iron Hydrogenated Dextran. In addition, Chemdex holds a Drug Master File for the manufacture of 10% Injectable Iron Hydrogenated Dextran which makes it the only approved source of Bulk Iron in the United States.

ELASTIN AND COLLAGEN

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

IRON DEXTRAN AND DEXTRAN SULPHATE

         With regard to its basic raw materials, the Registrant utilizes one basic supplier for its sugar requirements and one basic supplier for its Iron. Both of these materials, as well as others used by the Registrant, are readily available from numerous suppliers at competitive prices in the market. The Registrant has no long-term contracts with any of its suppliers.

         The Registrant is dependent upon a single source for a certain raw material used in the production of Dextran Sulphate. Such supply was adequate in fiscal 1999 and no shortages are anticipated in the near term. However, any curtailment in availability of such raw material could be accompanied by production or other delays as well as increased raw material costs, with consequent adverse effect on the Registrant's results of operations.

VETERINARY PRODUCTS

         Raw materials are readily available from a variety of suppliers at competitive prices in the market. The Registrant has no long-term contracts with any of its suppliers.

BACKLOG AND SEASONALITY

         The Registrant's backlog as at January 31, 1999 was approximately $800,000, whereas backlog as at January 31, 1998 was approximately $1,000,000. All of these orders are expected to be filled within the current fiscal year. The Registrant's business is not seasonal to any material extent.

COMPETITION

         The Registrant is the only Canadian manufacturer of Iron Dextran and, as a result of its acquisition of Vet Labs, the Registrant is also the only manufacturer of the 10% Bulk Solution in the United States. There exist several European sources of Iron Dextran. However, the only other major supplier of Iron Dextran is located in Denmark. Dextran Sulphate is also manufactured by several manufacturers in the U.S. and Europe. With regard to Iron Dextran and Dextran Sulphate, the Registrant competes on the basis of quality, service and price.

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

RESEARCH AND DEVELOPMENT

         During the fiscal years ended January 31, 1999, 1998, and 1997, the Registrant expended $33,063, $184,901 and $92,063, respectively, on research and development relating primarily to cystic fibrosis and Cellulose Sulphate. The fiscal 1999 decrease is due to the recognition of investment tax credits of $201,762, as a result of the continued profitability of Canadian operations. Total cash outlays for research and development were $234,825 in fiscal 1999 before taking into account the investment tax credit recognition.

ENVIRONMENTAL COMPLIANCE

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

EMPLOYEES

         As of March 31, 1999, the Registrant employed 79 employees, of whom 53 were engaged in production, 14 in quality control, 2 in research and development, 7 in administration and 3 in marketing and sales activities. Of such employees, 54 were employed by Vet Labs and 25 by Dextran Products. None of the Registrant's employees are covered by collective bargaining agreements. Management considers its relations with employees to be good.

RECENT DEVELOPMENTS -- NEW PRODUCTS

ACTIVATED COLLAGEN AND ELASTIN

         Collodex, a modified collagen, has been formulated as a principal ingredient of a cosmetic skin cream. During fiscal 1999, the Registrant engaged several marketing companies for the promotion of this product. To date, efforts by these companies have met with limited success. At the present time, minor sales are being made to cosmetic manufacturers in the Pacific Rim with the potential for increased sales in the future.

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

SEGMENTED INFORMATION

         The information regarding the geographic distribution of revenue, operating results and assets set forth in Note 15 to the Registrant's Consolidated Financial Statements included in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1999 is incorporated herein by reference.

ITEM 2.           PROPERTIES

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

         The Registrant has submitted engineering drawings in connection with the planned refurbishment of the Toronto facility to the relevant governmental authorities for approval. A building permit has been issued and further review is now being performed by a GMP consultant.

A scope of work has been developed and it is anticipated that equipment will begin to be purchased and installed in the second quarter of fiscal 2000.

         Through its subsidiary Vet Labs, the Registrant manufactures tablets and boluses, internal and external solutions, ointments, powders and injectable products. The manufacturing facility is located on 8 acres of land in Lenexa, Kansas. The plant is 55,000 square feet with separate production areas for each of the above product groups. The plant has the capacity to manufacture over 200,000 boluses per day, 4,000 gallons of liquids per day, 1,500 pounds of powder per day and 1,000 gallons of injectable products per day. Although the facility is currently running at approximately 50% of capacity, warehouse space is limited. The Registrant intends to commence construction of additional warehouse space on the existing property in the second quarter of fiscal 2000.

         Each of the properties described above is owned by the Registrant. Management believes that the Registrant's facilities are adequate for its present requirements. These facilities have additional capacity for expansion of production of existing and new products. The Registrant considers its current equipment to be in good condition and suitable for the operations involved.

ITEM 3.           LEGAL PROCEEDINGS

         On May 23, 1996, FMMG, Inc. ("FMMG") filed suit against the Registrant in the United States District Court for the Southern District of Florida seeking damages for the alleged breach of an option given by the Registrant in favor of FMMG and another company with respect to 160,000 shares of common stock in Novatek International, Inc. previously held by the Registrant. The Registrant intends to vigorously defend the action. However, it is not possible at this point in time to accurately predict the likelihood of an unfavorable outcome or the magnitude of any potential damages.

         There are no other material pending legal proceedings other than ordinary routine litigation incidental to the business, to which the Registrant or any of its subsidiaries is a party, or to which any of the their property is subject.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the Registrant's fourth quarter ended January 31, 1999.

                                    PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

         The information contained under the caption "Market for the Company's Common Stock and Related Security Holder Matters" in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1999 is incorporated herein by reference.

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

ITEM 6.           SELECTED FINANCIAL DATA

         The information required under this item is included under the caption "Financial Highlights" in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1999 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required under this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1999 and is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK

         The information required under this item is included under the caption "Qualitative and Quantitative Disclosures About Market Risk" in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1999 and is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Registrant's Consolidated Financial Statements are included in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1999 and are incorporated herein by reference. Supplementary financial information is not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required under this item is incorporated herein by reference from the material contained under the captions "Board of Directors," "Proposals,""Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

ITEM 11.          EXECUTIVE COMPENSATION

         The information required under this item is incorporated herein by reference from the material contained under the captions "Board of Directors," "Board Meetings and Committees," "Compensation of Executive Officers," "Employment Agreements" and "Company Stock Performance" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

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

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

         (a) The following documents are filed as a part of this Annual Report on Form 10-K:

             (1) Financial Statements included in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1999 and incorporated by reference from Exhibit 13 filed herewith

                      Auditors' Report to the Shareholders -- Ernst & Young LLP Chartered Accountants
                      Consolidated Balance Sheets
                      Consolidated Statements of Shareholders' Equity Consolidated Statements of Operations
                      Consolidated Statements of Cash Flows
                      Notes to Consolidated Financial Statements

             (2)      Financial Statement Schedules

                      Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

             (3)      Exhibits

                      3.1 Memorandum of Association of Polydex Pharmaceuticals Limited, as amended (filed as Exhibit 3.1 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)
                      3.2(a)   Articles of Association of Polydex
                               Pharmaceuticals Limited, as amended (filed as Exhibit 3.2 to the Quarterly Report on Form 10- Q filed September 9, 1997, and incorporated herein by reference)
                      3.2(b) Certificate of Amendment to the Articles of Association of Polydex Pharmaceuticals Limited, as amended
                      10.1 Employment Agreement between Polydex Pharmaceuticals Limited and Thomas C. Usher dated December 22, 1993, as amended on November 1, 1996 (filed as Exhibit 10.1 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)*

                      10.2     Amendment to Employment Agreement between
                               Polydex Pharmaceuticals Limited and Thomas
                               C. Usher dated February 1, 1999*
                      10.3     Employment Agreement between Polydex
                               Pharmaceuticals Limited and George G. Usher
                               dated December 22, 1993 (filed as Exhibit
                               10.2 to the Annual Report on Form 10-K filed
                               April 30, 1997, and incorporated herein by
                               reference)*
                      10.4     Amendment to Employment Agreement between
                               Polydex Pharmaceuticals Limited and George
                               G. Usher dated February 1, 1999*
                      10.5     Research Agreement among Dextran Products
                               Limited, Canadian Microbiology Consortium,
                               British Columbia's Children's Hospital and
                               the University of British Columbia, dated
                               April 1, 1996 (filed as Exhibit 10.4 to the
                               Annual Report on Form 10-K filed April 30,
                               1997, and incorporated herein by reference)
                      10.6     Joint Venture Agreement among Chemdex, Inc.,
                               Veterinary Laboratories Inc. and Sparhawk
                               Laboratories, Inc., dated December 1, 1992
                               (filed as Exhibit 10.5 to the Annual Report
                               on Form 10-K filed April 30, 1997, and
                               incorporated herein by reference)
                      10.7     Manufacturing Agreement among Sparhawk
                               Laboratories, Inc., Agri Laboratories, Ltd.
                               and Veterinary Laboratories Inc., dated
                               September 23, 1996 (filed as Exhibit 10.6 to
                               the Annual Report on Form 10-K filed April
                               30, 1997, and incorporated herein by
                               reference)
                      10.8     Stock Sale and Purchase Agreement between
                               Continental Grain Company and Polydex
                               Pharmaceuticals Limited dated October 30,
                               1992, as amended on November 22, 1996 (filed
                               as Exhibit 10.8 to the Annual Report on Form
                               10-K filed April 30, 1997, and incorporated
                               herein by reference)
                      13       Annual Report to Shareholders for the fiscal
                               year ended January 31, 1999 (only those
                               portions incorporated herein by reference)
                      21       Subsidiaries of Polydex Pharmaceuticals
                               Limited (filed as Exhibit 21 to the Annual
                               Report on Form 10-K filed April 30, 1997,
                               and incorporated herein by reference)
                      23       Consent of Ernst & Young LLP Chartered
                               Accountants
                      27       Financial Data Schedule

*  Indicates a management contract or compensatory plan or arrangement

         (b)      Reports on Form 8-K

                  Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    POLYDEX PHARMACEUTICALS LIMITED

Dated April 29, 1999                By: /s/ George G. Usher
                                       -----------------------------------------
                                       George G. Usher, President and
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  April 29, 1999                /s/ George G. Usher
                                    --------------------------------------------
                                    George G. Usher, Director, President
                                      and Chief Executive Officer
                                      (Principal Executive Officer)

Date:  April 29, 1999                /s/ Sharon Wardlaw
                                    --------------------------------------------
                                    Sharon Wardlaw, Treasurer, Secretary
                                      and Chief Financial and Accounting
                                      Officer (Principal Financial and
                                      Accounting Officer)

Date:  April 29, 1999                /s/ Joseph Buchman
                                    --------------------------------------------
                                    Joseph Buchman, Director

Date:  April 29, 1999                /s/ Derek John Michael Lederer
                                    --------------------------------------------
                                    Derek John Michael Lederer, Director

Date:  April 29, 1999                /s/ John L.E. Seidler
                                    --------------------------------------------
                                    John L.E. Seidler, Director

Date:  April 29, 1999                /s/ Ruth L. Usher
                                    --------------------------------------------
                                    Ruth L. Usher, Director

Date:  April 29, 1999               /s/ Thomas C. Usher
                                    --------------------------------------------
                                    Thomas C. Usher, Director

                                  EXHIBIT INDEX

EXHIBIT NUMBER           EXHIBIT DESCRIPTION
--------------           -------------------
        3.2(b)           Certificate of Amendment to the Articles of
                         Association of Polydex Pharmaceuticals Limited, as
                         amended
       10.2              Amendment to Employment Agreement between Polydex
                         Pharmaceuticals Limited and Thomas C. Usher dated
                         February 1, 1999
       10.4              Amendment to Employment Agreement between Polydex
                         Pharmaceuticals Limited and George G. Usher dated
                         February 1, 1999
       13                Annual Report to Shareholders for the fiscal year
                         ended January 31, 1999 (only those portions
                         incorporated herein by reference)
       23                Consent of Ernst & Young LLP Chartered Accountants
       27                Financial Data Schedule