Form 10-Q
period 1999-04-30
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 1999-06-09
CIK 317158

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 1999

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________________ to _______________

                          Commission File Number 1-8366

                         POLYDEX PHARMACEUTICALS LIMITED
             (Exact Name of Registrant as Specified in Its Charter)

    Commonwealth of the Bahamas                                 None
--------------------------------------------------------------------------------
(State or Other Jurisdiction                             (I.R.S. Employer
 of Incorporation or Organization)                      Identification No.)

421 Comstock Road, Toronto, Ontario, Canada                   M1L 2H5
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code   (416) 755-2231

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Common Shares, $.016 Par Value                        3,016,917 shares
------------------------------                     ---------------------------
             (Title of Class)                      (Outstanding at May 6, 1999)

                         POLYDEX PHARMACEUTICALS LIMITED

                                TABLE OF CONTENTS


                                                                                                              PAGE
                                                                                                              ----
PART I            FINANCIAL INFORMATION

Item 1            CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)

                  Consolidated Balance Sheets
                  April 30, 1999 and January 31, 1999..........................................................3

                  Consolidated Statements of Operations
                  Three months ended April 30, 1999 and 1998...................................................5

                  Consolidated Statements of Shareholders' Equity
                  and Comprehensive Income
                  Three months ended April 30, 1999 and 1998...................................................6

                  Consolidated Statements of Cash Flows
                  Three months ended April 30, 1999 and 1998...................................................7

                  Segmented Information
                  Three months ended April 30, 1999 and 1998...................................................8

Item 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................................9

Item 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK............................................................................12

PART II           OTHER INFORMATION

Item 6            EXHIBITS AND REPORTS ON FORM 8-K.............................................................14

                  Signatures...................................................................................16


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).


POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Balance Sheets
(Expressed in United States dollars)

---------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
                                                                       April 30           April 30
                                                                           1999               1998
---------------------------------------------------------------------------------------------------
ASSETS

Current assets:
       Cash                                                   $   434,908          $   655,131
       Trade Accounts receivable                                1,244,633              984,934
       Inventories                                              2,005,460            1,917,278
       Prepaid expenses and other current assets                   82,898               69,188
       ----------------------------------------------------------------------------------------------------------------
                                                                3,767,899            3,620,531

Property, plant and equipment, net                              4,438,883            4,233,144
Patents, net                                                      167,232              166,404
Due from Novadex Corp.                                            858,574              658,574
Due from shareholder                                              887,032              903,307
Deferred income taxes                                             580,715              776,000
Other assets                                                       74,769               92,574
---------------------------------------------------------------------------------------------------
                                                              $10,575,214          $10,456,264
---------------------------------------------------------------------------------------------------


                                                                                        (Unaudited)
                                                                                          April 30          January 31
                                                                                              1999                1999
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                           $      1,104,379     $     1,189,886
       Accrued liabilities                                                                 461,677             466,556
       Income taxes payable                                                                 57,601              51,779
       Current portion of long-term debt                                                   125,822             107,994
       Current portion of mandatorily redeemable capital stock                              50,000             100,000
       ----------------------------------------------------------------------------------------------------------------

                                                                                         1,799,479           1,916,215

Long-term debt                                                                             531,238             521,170
Due to shareholder                                                                         648,300            637,017
Deferred gain                                                                              657,550             659,018
Deferred income taxes                                                                       85,473             148,083
Mandatorily redeemable capital stock                                                       300,000             300,000
-----------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                        4,022,040           4,181,503

Redeemable capital stock (93,899 common shares; 99/01/31 - 93,899)                       1,028,733           1,028,733
Shareholders' equity:
       Capital stock:
            Authorized:
                 100,000 A preferred shares of $0.10 each 899,400 B preferred shares of $0.0167 each 4,000,000 common shares of $0.0167 each
            Issued and outstanding:
                 899,400 B preferred shares                                                 15,010              15,010
                 2,923,018 common shares (99/01/31 - 2,923,018)                             48,552              48,552
       Contributed surplus                                                              22,464,783          22,464,783
       Deficit                                                                         (16,270,843)        (16,498,775)
       Accumulated other comprehensive income                                             (733,061)           (783,542)
       ----------------------------------------------------------------------------------------------------------------

                                                                                         5,524,441           5,246,028
-----------------------------------------------------------------------------------------------------------------------

                                                                                  $     10,575,214     $    10,456,264
-----------------------------------------------------------------------------------------------------------------------


POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
(Expressed in United States dollars)


---------------------------------------------------------------------------------------------------
                                                                  Quarter Ended      Quarter Ended
                                                                       April 30           April 30
                                                                           1999               1998
---------------------------------------------------------------------------------------------------
Sales                                                         $       3,170,641    $     2,930,964
Cost of products sold                                                 2,144,107          2,015,282
---------------------------------------------------------------------------------------------------

                                                                      1,026,534            915,682

Expenses:

       General and administrative                                       397,808            373,147
       Depreciation                                                     123,683            108,456
       Research and development                                          79,504             42,403
       Interest expense                                                  34,734             34,906
       Selling and promotion                                             19,720             44,496
       Amortization                                                       5,474              9,072
       --------------------------------------------------------------------------------------------

                                                                        660,923            612,480
---------------------------------------------------------------------------------------------------

Income from operations                                                  365,611            303,202

Other income:
       Gain on sale of equipment                                              -              6,669
       Interest and other                                                 8,618             18,963
       --------------------------------------------------------------------------------------------

                                                                          8,618             25,632
---------------------------------------------------------------------------------------------------

Income before the undernoted                                            374,229            328,834

Provision for income taxes                                             (146,297)          (152,821)
---------------------------------------------------------------------------------------------------

Income for the period                                         $         227,932    $       176,013
---------------------------------------------------------------------------------------------------


Per share information:

       Earnings per common share for the period:
               Basic                                          $            0.08    $          0.06
               Diluted                                        $            0.08    $          0.06

---------------------------------------------------------------------------------------------------


Weighted average number of common shares
       outstanding for the period                                     3,016,917          2,996,907
---------------------------------------------------------------------------------------------------


POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Unaudited)
(Expressed in United States dollars)


--------------------------------------------------------------------------------------------------------

                                                                     Quarter Ended        Quarter Ended
                                                                          April 30             April 30
                                                                              1999                 1998
--------------------------------------------------------------------------------------------------------
Preferred Shares:

         Balance, beginning of period                           $           15,010   $           15,010
         Private placement of preferred shares                                   -                    -
         -----------------------------------------------------------------------------------------------

         Balance, end of period                                 $           15,010   $           15,010
--------------------------------------------------------------------------------------------------------

Common Shares:
         Balance, beginning of period                           $           48,552   $           47,283
         Exercise of options                                                     -                    -
         -----------------------------------------------------------------------------------------------

         Balance, end of period                                 $           48,552   $           47,283
--------------------------------------------------------------------------------------------------------

Contributed Surplus:
         Balance, beginning of period                           $       22,464,783   $       21,826,025
         Exercise of options                                                        -                 -
         -----------------------------------------------------------------------------------------------

         Balance, end of period                                 $       22,464,783   $       21,826,025
--------------------------------------------------------------------------------------------------------

Deficit:
         Balance, beginning of period                           $      (16,498,775)  $      (17,071,168)
         Net income for the period                                         227,932              176,013
         -----------------------------------------------------------------------------------------------

         Balance, end of period                                 $      (16,270,843)  $      (16,895,155)
--------------------------------------------------------------------------------------------------------

Accumulated Other Comprehensive Income:
         Balance, beginning of period                           $         (783,542)  $         (665,768)
         Currency translation adjustment for the period                     50,481               19,969
         -----------------------------------------------------------------------------------------------

         Balance, end of period                                 $         (733,061)  $         (645,799)
--------------------------------------------------------------------------------------------------------

Comprehensive Income for the period:
         Net income (loss) for the period                       $          227,932   $          176,013
         Currency translation adjustment for the period                     50,481               19,969
         -----------------------------------------------------------------------------------------------

                                                                $          278,413   $          195,982
--------------------------------------------------------------------------------------------------------


POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Statements of Cash Flows
(Expressed in United States dollars)


-------------------------------------------------------------------------------------------------------------------

                                                                                 Year to Date         Year to Date
                                                                                     April 30             April 30
                                                                                         1999                 1998
-------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities:
       Net income for the period                                           $          227,932   $          176,013
       Add (deduct) items not affecting cash:
            Depreciation and amortization                                             129,157              117,528
            Deferred income taxes                                                     135,304              152,821
            Loss (gain) on sale of equipment                                                -               (6,669)
            Legal expenses charged to deferred gain                                    (1,468)                 (58)
       Change in non-cash operating working capital                                  (416,466)            (251,383)
       ------------------------------------------------------------------------------------------------------------

                                                                                       74,459              188,252
       ------------------------------------------------------------------------------------------------------------

Investing activities:
       Additions to property, plant and equipment and patents                        (298,617)            (171,222)
       Proceeds from sale of equipment                                                      -                9,500
       Repayment of due from shareholder, net                                          16,005                4,344
       ------------------------------------------------------------------------------------------------------------

                                                                                     (282,612)            (157,378)
       ------------------------------------------------------------------------------------------------------------

Financing activities:
       Repayment of loans payable                                                      (8,481)                   -
       Repayment of long-term debt                                                    (24,526)             (14,164)
       Proceeds from long-term debt                                                    52,422               20,000
       Payment of mandatorily redeemable capital stock                                (50,000)                   -
       Repayment of advances from shareholder, net                                     11,283               11,599
       ------------------------------------------------------------------------------------------------------------

                                                                                      (19,302)              17,435

       Effect of exchange rate changes on cash                                          7,232                8,553
-------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash position                                                 (220,223)              56,862

Cash, beginning of period                                                             655,131              288,527
-------------------------------------------------------------------------------------------------------------------

Cash, end of period                                                        $          434,908   $          345,389
-------------------------------------------------------------------------------------------------------------------


POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Segmented Information (Unaudited)
(Expressed in United States dollars)


---------------------------------------------------------------------------------------------------------------------

                                                                                Quarter Ended          Quarter Ended
                                                                                     April 30               April 30
                                                                                         1999                   1998
---------------------------------------------------------------------------------------------------------------------
SALES:

         Dextran                                                         $          1,115,422    $         1,034,308
         Veterinary products                                                        2,055,219              1,896,656
         ------------------------------------------------------------------------------------------------------------

         Total consolidated sales                                        $          3,170,641    $         2,930,964
---------------------------------------------------------------------------------------------------------------------


INCOME FROM OPERATIONS:

         Dextran                                                         $            375,370    $           334,185
         Veterinary products                                                          169,406                139,140
         ------------------------------------------------------------------------------------------------------------

         Total income from operations from segments                                   544,776                473,325
         Less:  Unallocated corporate expenses                                        179,165                170,123
         ------------------------------------------------------------------------------------------------------------

         Total consolidated income from operations                       $            365,611    $           303,202
---------------------------------------------------------------------------------------------------------------------


ASSETS:
         Dextran                                                         $          5,079,095    $         4,469,019
         Veterinary products                                                        4,090,343              3,781,737
         ------------------------------------------------------------------------------------------------------------

         Total assets from segments                                                 9,169,438              8,250,756
         Corporate assets                                                           1,405,776              1,640,342
         ------------------------------------------------------------------------------------------------------------

         Total consolidated assets                                       $         10,575,214    $         9,891,098
---------------------------------------------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(a) RESULTS OF OPERATIONS

During the fiscal quarter ended April 30, 1999, the Registrant's pre-tax income from operations amounted to $365,611, as compared to $303,202 for the same period last year. This improvement in results is due to an increase in operating profits during the quarter at Dextran Products Limited ("Dextran") of $41,185, and at Veterinary Laboratories Inc. ("Vet Labs") of $30,266. The improvement in operating profits at both Dextran and Vet Labs is primarily attributable to increased sales during the quarter as compared to the same quarter last year.

Sales volume this quarter increased from the same period last year by $239,677. Dextran experienced a quarter over quarter increase in sales of $81,114 as a result of increased demand for its products and a decrease in intercompany sales, while Vet Labs experienced a quarter over quarter increase in sales of $158,563 due to increased sales of all product lines. The increase in sales in the liquids product line accounted for 53% of the total sales increase at Vet Labs. Within the injectable product line, there was a significant product mix variance. Injectable iron dextran sales declined by approximately $310,000 from the first quarter last year, however this reduction was more than offset by increased sales of other injectable vitamin products. The decline in injectable iron dextran sales is a result of the significant decline in hog production due to the Asian financial crisis. Asia has significantly reduced imports of hogs, which has forced North American hog producers to reduce their production.

Gross margins increased from 31% in the first quarter last year to 32% this quarter. Dextran's quarter over quarter gross margin increased from 40% to 46% while Vet Labs' gross margin decreased from 18% to 16%. The margin increase at Dextran is due to product mix variances. Lower intercompany sales allows for increased production, and sales, of higher margin iron dextran product. The decrease in margin at Vet Labs is attributable to the decrease in injectable iron dextran sales. This is one of the highest margin products at Vet Labs. Liquids are generally a lower margin product line.

Management expects strong sales and margins to continue at Dextran. The summer months are typically slower sales months for Vet Labs as large animals are put outdoors to pasture and therefore have less need for vitamins and other supplements. Management is therefore forecasting lower sales levels in the second quarter than was achieved in the first quarter at Vet Labs. Margins are expected to remain steady, but the expected lower sales volume may reduce operating profits for the coming quarter.

General and administrative expenses increased by $24,661, primarily attributable to an increase in payroll from the prior year first quarter.

Depreciation and amortization increased by $11,629 from the same period last year primarily due to the capital expenditures at Dextran relating to plant refurbishment.

Research and development costs increased by $37,101 as compared to the first quarter last year due to an increase in new product development costs relating to the development of a raw material for a human injectable product. Development costs to date relating to this project totaled approximately $50,000.

Research and development, in conjunction with the University of British Columbia, involving the treatment of cystic fibrosis using a form of Dextran is continuing. Clinical trials are expected to commence once funding and government approvals are obtained.

Research and development, in conjunction with the Rush Institute of the University of Chicago, relating to Cellulose Sulfate gel is progressing. The U.S. Food & Drug Administration has approved an Investigational New Drug (IND) exemption for Phase I human clinical trials to test the safety and tolerance of this gel. A nine-month trial, funded by The Consortium for Industrial Collaboration in Contraceptive Research, will begin immediately. Pre-IND tests have indicated that this gel holds great promise as a topical prophylactic for sexually transmitted diseases, including AIDS, and as a contraceptive.

Selling and promotion expenses in the quarter decreased by $24,776 as compared to the first quarter last year due to the termination during the first quarter last year of a contract with a marketing company. There was no similar expense this year.

There was no significant quarter over quarter change in interest expense.

Operating results for the first quarter ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ended January 31, 2000. For further information, refer to the consolidated statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended January 31, 1999.

(b) LIQUIDITY AND CAPITAL RESOURCES

The Registrant in the first quarter generated cash flow from operations of $74,459 compared to the prior year first quarter cash flow from operations of $188,252. This decrease in cash flow from operations is primarily due to the large increase in accounts receivable. Dextran had larger than normal sales to its largest customer towards the end of the quarter, which increased the receivable balance. Accounts receivable at Dextran increased from $410,888 at the previous year-end to $685,256. There were no significant changes in inventory levels at either Dextran or Vet Labs during the quarter.

The majority of capital expenditures on plant and equipment during the quarter relate to production equipment at Dextran. Management plans to continue to purchase equipment at Dextran, during the next quarter, as part of the plant refurbishment project. There are no production interruptions planned for the next quarter due to this refurbishment.

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


                                                   Expected Maturity Date
                               -------------------------------------------------------------------------------               Fair
                               31-Jan-00     31-Jan-01     31-Jan-02     31-Jan-03     31-Jan-04    Thereafter     Total     Value
                               ---------     ---------     ---------     ---------     ---------    ----------     -----     -----
                                                              (US$ Equivalent)
             ASSETS
    Notes receivable:
      Variable rate ($US)        71,299        65,510        16,656        17,989        19,428       602,726      793,607   793,607
        Average interest rate      7.79%         7.90%         8.00%         8.00%         8.00%         8.00%        7.95%

         LIABILITIES:
Long-term debt:
   Fixed rate ($US)              25,963       347,273             -             -             -             -      373,236   373,236
      Average interest rate        8.81%         8.79%         0.00%         0.00%         0.00%         0.00%        8.80%
   Fixed rate ($CDN)             67,359        97,578       113,652         6,653             -             -      285,242   285,242
      Average interest rate        9.05%         9.06%         9.04%        12.00%         0.00%         0.00%        9.79%
   Variable rate ($US)          (39,862)      (43,051)      (46,496)      (50,215)      (54,232)      882,138      648,281   648,281
      Average interest rate        8.00%         8.00%         8.00%         8.00%         8.00%         8.00%        8.00%


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


                                                      Expected Maturity Date
                              -------------------------------------------------------------------------               Fair
                              31-Jan-00   31-Jan-01   31-Jan-02    31-Jan-03    31-Jan-04    Thereafter    Total      Value
                              ---------   ---------   ---------    ---------    ---------    ----------    -----      -----
                                                                    (US$ Equivalent)
            LIABILITIES:
Long-term debt:
  Fixed rate ($CDN)           67,359       97,578      113,652        6,653            -            -      285,242   285,242
    Average interest rate       9.05%        9.06%        9.04%       12.00%        0.00%        0.00%        9.79%


                                     PART II
                                OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.


                  (a)      Exhibits

                           3.1      Memorandum of Association of Polydex
                                    Pharmaceuticals Limited, as amended to date
                                    (filed as Exhibit 3.1 to the Registrant's
                                    Annual Report on Form 10-K filed April 30,
                                    1997, and incorporated herein by reference)

                           3.2(a)   Articles of Association of Polydex
                                    Pharmaceuticals Limited, as amended to date
                                    (filed as Exhibit 3.2 to the Registrant's
                                    Quarterly Report on Form 10-Q filed
                                    September 9, 1998, and incorporated herein by reference)

                           3.2(b) Certificate of Amendment to the Articles of Association of Polydex Pharmaceuticals
                                    Limited, as amended (filed as Exhibit 3.2(b) to the Registrant's Annual Report on Form
                                    10-K filed April 29, 1999, and incorporated herein by reference)

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

                           10.2     Amendment to Employment Agreement between
                                    Polydex Pharmaceuticals Limited and Thomas
                                    C. Usher dated February 1, 1999 (filed as
                                    Exhibit 10.2 to the Registrant's Annual
                                    Report on Form 10-K filed April 29, 1999, and incorporated herein by reference)*

                           10.3     Employment Agreement between Polydex
                                    Pharmaceuticals Limited and George G. Usher dated December 22, 1993 (filed as Exhibit
                                    10.2 to the Annual Report on Form 10-K filed
                                    April 30, 1997, and incorporated herein by reference)*

                           10.4     Amendment to Employment Agreement between
                                    Polydex Pharmaceuticals Limited and George
                                    G. Usher dated February 1, 1999 (filed as
                                    Exhibit 10.2 to the Registrant's Annual
                                    Report on Form 10-K filed April 29, 1999, and incorporated herein by reference)*


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

                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K

                           Not applicable.

------------


*  Indicates a management contract or compensatory plan or arrangement

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 9, 1999

                              POLYDEX PHARMACEUTICALS LIMITED
                              (Registrant)

                           By /s/ George G. Usher
                              ----------------------------------------------
                              George G. Usher, Chairman, President and Chief Executive Officer
                              (Principal Executive Officer)

                           By /s/ Sharon L. Wardlaw
                              ----------------------------------------------
                              Sharon L. Wardlaw, Treasurer, Secretary and
                              Chief Financial and Accounting Officer
                              (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit Number                                          Exhibit Description
--------------                                          -------------------
         27                                           Financial Data Schedule
