Form 10-Q/A
period 1999-04-30
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 1999-06-16
CIK 317158

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                  FORM 10-Q/A-1

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

     The Registrant hereby amends its Form 10-Q for the quarterly period ended April 30, 1999 to restate the following line items on its consolidated balance sheets: "Property, plant and equipment, net" from $4,438,883 to $4,438,993, and "Due from Novadex Corp." from $858,574 to $658,574.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).


POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Balance Sheets
(Expressed in United States dollars)

---------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
                                                                       April 30           April 30
                                                                           1999               1998
---------------------------------------------------------------------------------------------------
ASSETS

Current assets:
       Cash                                                   $   434,908          $   655,131
       Trade Accounts receivable                                1,244,633              984,934
       Inventories                                              2,005,460            1,917,278
       Prepaid expenses and other current assets                   82,898               69,188
       ----------------------------------------------------------------------------------------------------------------
                                                                3,767,899            3,620,531

Property, plant and equipment, net                              4,438,993            4,233,144
Patents, net                                                      167,232              166,404
Due from Novadex Corp.                                            658,574              658,574
Due from shareholder                                              887,032              903,307
Deferred income taxes                                             580,715              776,000
Other assets                                                       74,769               92,574
---------------------------------------------------------------------------------------------------
                                                              $10,575,214          $10,456,264
---------------------------------------------------------------------------------------------------


                                                                                        (Unaudited)
                                                                                          April 30          January 31
                                                                                              1999                1999
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                           $      1,104,379     $     1,189,886
       Accrued liabilities                                                                 461,677             466,556
       Income taxes payable                                                                 57,601              51,779
       Current portion of long-term debt                                                   125,822             107,994
       Current portion of mandatorily redeemable capital stock                              50,000             100,000
       ----------------------------------------------------------------------------------------------------------------

                                                                                         1,799,479           1,916,215

Long-term debt                                                                             531,238             521,170
Due to shareholder                                                                         648,300            637,017
Deferred gain                                                                              657,550             659,018
Deferred income taxes                                                                       85,473             148,083
Mandatorily redeemable capital stock                                                       300,000             300,000
-----------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                        4,022,040           4,181,503

Redeemable capital stock (93,899 common shares; 99/01/31 - 93,899)                       1,028,733           1,028,733
Shareholders' equity:
       Capital stock:
            Authorized:
                 100,000 A preferred shares of $0.10 each 899,400 B preferred shares of $0.0167 each 4,000,000 common shares of $0.0167 each
            Issued and outstanding:
                 899,400 B preferred shares                                                 15,010              15,010
                 2,923,018 common shares (99/01/31 - 2,923,018)                             48,552              48,552
       Contributed surplus                                                              22,464,783          22,464,783
       Deficit                                                                         (16,270,843)        (16,498,775)
       Accumulated other comprehensive income                                             (733,061)           (783,542)
       ----------------------------------------------------------------------------------------------------------------

                                                                                         5,524,441           5,246,028
-----------------------------------------------------------------------------------------------------------------------

                                                                                  $     10,575,214     $    10,456,264
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

Date:  June 16, 1999

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