Form 10-Q
period 1999-07-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 1999-09-13
CIK 317158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 1999

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________

                         Commission File Number 1-8366
                                                ------
                        POLYDEX PHARMACEUTICALS LIMITED
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Commonwealth of the Bahamas                             None
---------------------------------------------              -------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
or organization                                            Identification No.)

             421  Comstock Road, Toronto, Ontario, Canada M1L2H5
------------------------------------------------------------------------------
                     (Address of principal executive offices)

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

                                    Yes   X                   No
                                        ----                     ----

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value                        3,016,917 shares
-------------------------------                     ---------------------
      (Title of Class)                        (Outstanding at August 31, 1999)

                       POLYDEX PHARMACEUTICALS LIMITED

                              TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I            FINANCIAL INFORMATION

Item 1            CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)

                  Consolidated Balance Sheets
                  July 31, 1999 and January 31, 1999......................... 3

                  Consolidated Statements of Operations
                  Three Months ended July 31, 1999 and 1998 and
                  Six Months ended July 31, 1999 and July 31, 1998............5

                  Consolidated Statements of Shareholders' Equity
                  Six Months ended July 31, 1999 and 1998.....................6

                  Consolidated Statements of Cash Flows
                  Six Months ended July 31, 1999 and 1998.....................7

                  Segmented Information.......................................8

Item 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............9

Item 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK..........................................14

PART II           OTHER INFORMATION

Item 4            SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS...........................................16

Item 6            EXHIBITS AND REPORTS ON FORM 8-K...........................17

                  Signatures.................................................18

                                      -2-

                         PART I - FINANCIAL INFORMATION


Item 1.           Consolidated Financial Statements.


POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Balance Sheets
(Expressed in United States dollars)

=======================================================================================================================

                                                                                       (Unaudited)
                                                                                           July 31          January 31
                                                                                              1999                1999
-----------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
       Cash                                                                       $        304,400   $         655,131
       Trade accounts receivable                                                         1,268,471             984,934
       Inventories                                                                       1,989,409           1,917,278
       Prepaid expenses and other current assets                                            45,164              69,188
       ----------------------------------------------------------------------------------------------------------------

                                                                                         3,607,444           3,626,531

Property, plant and equipment, net                                                       4,546,692           4,233,144
Patents, net                                                                               161,990             166,404
Due from Novadex Corp.                                                                           -             658,574
Due from shareholder                                                                     1,532,251             903,037
Deferred income taxes                                                                      528,921             776,000
Other assets                                                                                70,602              92,574
-----------------------------------------------------------------------------------------------------------------------

                                                                                  $     10,447,900   $      10,456,264
=======================================================================================================================

=======================================================================================================================

                                                                                       (Unaudited)
                                                                                           July 31          January 31
                                                                                              1999                1999
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Bank indebtedness                                                          $         55,822   $               -
       Accounts payable                                                                    911,883           1,189,886
       Accrued liabilities                                                                 495,163             466,556
       Loans payable                                                                                                 -
       Income taxes payable                                                                 57,551              51,779
       Current portion of long-term debt                                                   153,656             107,994
       Current portion of mandatorily redeemable capital stock                             125,000             100,000
       ----------------------------------------------------------------------------------------------------------------

                                                                                         1,799,075           1,916,215

Long-term debt                                                                             501,981             521,170
Due to shareholder                                                                         659,271             637,017
Deferred gain                                                                              656,353             659,018
Deferred income taxes                                                                       81,827             148,083
Mandatorily redeemable capital stock                                                       225,000             300,000
-----------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                        3,923,507           4,181,503

Redeemable capital stock (75,899 common shares; 99/01/31 - 93,899)                         954,945           1,028,733
Shareholders' equity:
       Capital stock:
            Authorized:
                 100,000 A preferred shares of $0.10 each 899,400 B preferred shares of $0.0167 each 10,000,000 common shares of $0.0167 each
            Issued and outstanding:
                 899,400 B preferred shares                                                 15,010              15,010
                 2,941,018 common shares (99/01/31 - 2,923,018)                             48,852              48,552
       Contributed surplus                                                              22,538,271          22,464,783
       Deficit                                                                         (16,295,295)        (16,498,775)
       Accumulated other comprehensive income                                             (737,390)           (783,542)
       ----------------------------------------------------------------------------------------------------------------

                                                                                         5,569,448           5,246,028
-----------------------------------------------------------------------------------------------------------------------

                                                                                  $     10,447,900   $      10,456,264
=======================================================================================================================

POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
(Expressed in United States dollars)

-----------------------------------------------------------------------------------------------------------------------------------

                                                            Quarter Ended      Quarter Ended       Year to Date       Year to Date
                                                                  July 31            July 31            July 31            July 31
                                                                     1999               1998               1999               1998
-----------------------------------------------------------------------------------------------------------------------------------
Sales                                                      $    3,027,285      $   2,847,015       $  6,197,926       $  5,777,979
Cost of products sold                                           2,245,541          1,960,032          4,389,648          3,975,314
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  781,744            886,983          1,808,278          1,802,665

Expenses:
       General and administrative                                 392,717            410,236            790,525            783,383
       Research and development                                   164,012             32,695            243,516             75,098
       Depreciation                                               126,473            109,276            250,156            217,732
       Interest expense                                            36,653             31,430             71,387             66,336
       Selling and promotion                                       33,151             39,453             52,871             83,949
       Amortization                                                 5,479              9,100             10,953             18,172
       ----------------------------------------------------------------------------------------------------------------------------

                                                                  758,485            632,190          1,419,408          1,244,670
-----------------------------------------------------------------------------------------------------------------------------------

Income from operations                                             23,259            254,793            388,870            557,995

Other income:
       Gain on sale of equipment                                        -                577                  -              7,246
       Interest and other                                           7,682             22,221             16,300             41,184
       ----------------------------------------------------------------------------------------------------------------------------

                                                                    7,682             22,798             16,300             48,430
-----------------------------------------------------------------------------------------------------------------------------------

Income before the undernoted                                       30,941            277,591            405,170            606,425

Provision for income taxes                                        (55,393)          (174,678)          (201,690)          (327,499)
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) for the period                               $      (24,452)     $     102,913       $    203,480       $    278,926
-----------------------------------------------------------------------------------------------------------------------------------


Per share information:
       Earnings (loss) per common share for the period:
               Basic                                       $        (0.01)     $        0.03       $       0.07       $       0.09
               Diluted                                     $        (0.01)     $        0.03       $       0.07       $       0.09

-----------------------------------------------------------------------------------------------------------------------------------


Weighted average number of common shares
       outstanding for the period                               3,016,917          2,996,917          3,016,917          2,996,907
-----------------------------------------------------------------------------------------------------------------------------------



POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Unaudited)
(Expressed in United States dollars)

========================================================================================================

                                                                      Year to Date         Year to Date
                                                                           July 31              July 31
                                                                              1999                 1998
--------------------------------------------------------------------------------------------------------
Preferred Shares:
         Balance, beginning of period                           $           15,010   $           15,010
         Private placement of preferred shares                                   -                    -
         -----------------------------------------------------------------------------------------------

         Balance, end of period                                 $           15,010   $           15,010
========================================================================================================

Common Shares:
         Balance, beginning of period                           $           48,552   $           47,283
         Sale of shares under purchase contingency                             300                    -
         -----------------------------------------------------------------------------------------------

         Balance, end of period                                 $           48,852   $           47,283
========================================================================================================

Contributed Surplus:
         Balance, beginning of period                           $       22,464,783   $       21,826,025
         Sale of shares under purchase contingency                          73,488                    -
         -----------------------------------------------------------------------------------------------

         Balance, end of period                                 $       22,538,271   $       21,826,025
========================================================================================================

Deficit:
         Balance, beginning of period                           $      (16,498,775)  $      (17,071,168)
         Net income for the period                                         203,480              278,926
         -----------------------------------------------------------------------------------------------

         Balance, end of period                                 $      (16,295,295)  $      (16,792,242)
========================================================================================================

Accumulated Other Comprehensive Income:
         Balance, beginning of period                           $         (783,542)  $         (665,768)
         Currency translation adjustment for the period                     46,152             (167,669)
         -----------------------------------------------------------------------------------------------

         Balance, end of period                                 $         (737,390)  $         (833,437)
========================================================================================================

Comprehensive Income for the period:
         Net income (loss) for the period                       $          203,480   $          278,926
         Currency translation adjustment for the period                     46,152             (167,669)
         -----------------------------------------------------------------------------------------------

                                                                $          249,632   $          111,257
========================================================================================================


POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Consolidated Statements of Cash Flows
(Expressed in United States dollars)

===================================================================================================================

                                                                                 Year to Date         Year to Date
                                                                                      July 31              July 31
                                                                                         1999                 1998
-------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities:
       Net income for the period                                           $          203,480   $          278,926
       Add (deduct) items not affecting cash:
            Depreciation and amortization                                             261,109              235,904
            Deferred income taxes                                                     190,650              327,499
            Loss (gain) on sale of equipment                                                -               (7,246)
            Legal expenses charged to deferred gain                                    (2,665)                (190)
       Change in non-cash operating working capital                                  (558,768)            (148,677)
       ------------------------------------------------------------------------------------------------------------

                                                                                       93,806              686,216
       ------------------------------------------------------------------------------------------------------------

Investing activities:
       Additions to property, plant and equipment and patents                        (537,068)            (383,627)
       Proceeds from sale of equipment                                                      -                7,246
       ------------------------------------------------------------------------------------------------------------

                                                                                     (537,068)            (376,381)
       ------------------------------------------------------------------------------------------------------------

Financing activities:
       Proceeds from loan payable                                                           -               18,250
       Repayment of long-term debt                                                    (50,949)             (34,409)
       Proceeds from long-term debt                                                    77,422               20,000
       Payment of mandatorily redeemable capital stock                                (50,000)                   -
       Proceeds from (repayment of) advances from shareholder, net                     22,254               16,711
       Repayment of advances to shareholder, net                                       29,360                3,010
       Increase (decrease) in bank indebtedness                                        55,822                    -
       ------------------------------------------------------------------------------------------------------------

                                                                                       83,909               23,562

       Effect of exchange rate changes on cash                                          8,622              (44,696)
-------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash position                                                 (350,731)             288,701

Cash, beginning of period                                                             655,131              288,527
-------------------------------------------------------------------------------------------------------------------

Cash, end of period                                                        $          304,400   $          577,228
===================================================================================================================


POLYDEX PHARMACEUTICALS LIMITED AND
SUBSIDIARIES

Segmented Information (Unaudited)
(Expressed in United States dollars)

         All operations are carried out through Dextran Products Limited ("Dextran") in Canada and through Chemdex, Inc.
         ("Chemdex") in the United States. The operations of Chemdex represent the veterinary products business and the operations are carried out through its wholly-owned subsidiary, Veterinary Laboratories, Inc. Each of Dextran and Chemdex operates as a strategic business unit offering different products. Each subsidiary comprises a reportable segment as follows:
                      Dextran -               manufactures and sells bulk quantities of Dextran and several of its derivatives to large pharmaceutical companies throughout the world.
                      Veterinary products -   manufactures and sells veterinary pharmaceutical products and specialty chemicals in the United States. The primary customers are distributors and private labelers, who in turn sell to the end-user of these products.

===================================================================================================================================

                                                            Quarter Ended      Quarter Ended       Year to Date       Year to Date
                                                                  July 31            July 31            July 31            July 31
                                                                     1999               1998               1999               1998
------------------------------------------------------------------------------------------------------------------------------------
SALES:
         Dextran                                         $      1,198,588   $      1,148,456   $      2,314,010   $      2,182,764
         Veterinary products                                    1,828,697          1,698,559          3,883,916          3,595,215
         ---------------------------------------------------------------------------------------------------------------------------

         Total consolidated sales                        $      3,027,285   $      2,847,015   $      6,197,926   $      5,777,979
====================================================================================================================================


INCOME FROM OPERATIONS:
         Dextran                                         $        192,082   $        361,110   $        567,452   $        695,295
         Veterinary products                                       13,249             88,492            182,655            227,632
         ---------------------------------------------------------------------------------------------------------------------------

         Total income from operations from segments               205,331            449,602            750,107            922,927
         Less:  Unallocated corporate expenses                    182,072            194,809            361,237            364,932
         ---------------------------------------------------------------------------------------------------------------------------

         Total consolidated income from operations       $         23,259   $        254,793   $        388,870   $        557,995
====================================================================================================================================


ASSETS:
         Dextran                                                                               $      5,313,001   $      4,284,096
         Veterinary products                                                                          4,006,488          3,854,567
         ---------------------------------------------------------------------------------------------------------------------------

         Total assets from segments                                                                   9,319,489          8,138,663
         Corporate assets                                                                             1,128,411          1,755,612
         ---------------------------------------------------------------------------------------------------------------------------

         Total consolidated assets                                                             $     10,447,900   $      9,894,275
====================================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a) RESULTS OF OPERATIONS

During the fiscal quarter ended July 31, 1999, the Registrant's pre-tax income from operations amounted to $23,259, as compared to $254,793 for the same period last year. This decline in results is due to a decrease in operating profits during the quarter at Dextran Products Limited ("Dextran") of $169,028, and at Veterinary Laboratories Inc. ("Vet Labs") of $75,243. The decline in operating profits at both Dextran and Vet Labs is primarily attributable to a reduction in margins, due primarily to product mix discussed below, and a significant increase in research and development expenditures as compared to the same quarter last year.

Sales volume for the second quarter increased from $2,847,015 to $3,027,285, representing an increase of $180,270. This increase in sales volume is attributable to an increase at Vet Labs of $130,138 and an increase at Dextran of $50,132. The injectable and liquid product lines accounted for the entire quarter over quarter sales increase at Vet Labs. Similar to first quarter this year, there was a significant product mix variance within the injectable product line. As in the first quarter this year, injectable iron dextran sales declined from the second quarter last year, however this reduction was more than offset by increased sales of other injectable vitamin products. Vet Labs continues to increase its market penetration with these new injectable vitamin products as well as the liquids product line. Sales at Dextran increased quarter over quarter due to increased demand for iron dextran.

The decline in injectable iron dextran sales is due to two factors. The first factor is the significant decline in hog production due in part to the Asian financial crisis. Asia has significantly reduced imports of hogs, which has forced North American hog producers to reduce their production. Management expects to see an increase in hog production in the coming quarter as the Asian crisis is beginning to ease. The second reason for this decline in sales of injectable iron dextran is that a new competitor has entered the market. This competitor has not had a significant impact, but has taken a small portion of the market. Management's strategy to deal with competition has been to diversify the product lines at Vet Labs. This has been successful with the introduction of the injectable vitamin products. The development of new products to add to the diversification of the product lines is continuing.

Gross margins decreased from 31% in the second quarter last year to 26% this quarter. Dextran's quarter over quarter gross margin decreased slightly from 41% to 40% while Vet Labs' gross margin decreased from 18% to 15%. The decrease in margin at Vet Labs is attributable to the decrease in injectable iron dextran sales. This is one of the highest margin products at Vet Labs. Liquids are generally a lower margin product line. In the past, this decline in sales of injectable iron dextran would have had a much worse impact on margins, however the diversification of the product line with the addition of the injectable vitamin products has helped considerably in maintaining margins.

Management's on-going plan to develop new products and increase the product offering should continue to improve and stabilize the overall margin levels at Vet Labs. The gross margin achieved at Vet Labs this quarter is consistent with that experienced in the first quarter this year. The gross margin achieved at Dextran this quarter is lower than that realized in first quarter this year due to a product mix variance. In first quarter, there were very strong sales of higher margin iron dextran product. The sales were not as skewed to this product in the second quarter.

Management expects strong sales and margins to continue at Dextran. As expected, summer months are typically slower sales months for Vet Labs as large animals are put outdoors to pasture and therefore have less need for vitamins and other supplements. Management is therefore forecasting higher sales levels in the third quarter than were achieved in the second quarter at Vet Labs. Management also expects some recovery in the hog markets in the coming quarter and therefore is forecasting higher injectable iron dextran sales. This is expected to improve margins slightly at Vet Labs as well.

General and administrative expenses have decreased by $17,519 this quarter as compared to the same quarter last year, primarily due to a reduction in salary expense due to the departure of the former President of Chemdex, Inc., Natu Patel, in the third quarter last year.

Research and development costs increased by $131,317 as compared to the first quarter last year due to an increase in new product development costs relating to the development of a raw material for a human injectable product. Development costs to date relating to this project total approximately $179,000. Development costs for this product are expected to continue for the remainder of the year.

Research and development, in conjunction with the Rush Institute of the University of Chicago, relating to Cellulose Sulfate gel is progressing. The U.S. Food & Drug Administration has approved an Investigational New Drug
(IND) exemption for Phase I human clinical trials to test the safety and tolerance of this gel. A nine-month trial, funded by The Consortium for Industrial Collaboration in Contraceptive Research, has started. Pre-IND tests have indicated that this gel holds great promise as a topical prophylactic for sexually transmitted diseases, including AIDS, and as a contraceptive.

Depreciation expenses have increased by $17,197 primarily due to the acquisition of new equipment at Dextran.

There was no significant quarter over quarter change in interest expense, selling and promotion expenses or amortization expense.

Operating results for the second quarter ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ended January 31, 2000. For further information, refer to the consolidated statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended January 31, 1999.

(b) LIQUIDITY AND CAPITAL RESOURCES

During the second quarter, the Registrant generated cash flow from operations of $19,347 compared to the prior year second quarter cash flow from operations of $497,964. This decrease is attributable to the decrease in net income for the quarter as compared to the prior year, and the decrease in payables during the quarter. In addition, the Registrant experienced a large decrease in receivables during the second quarter last year, which contributed to the large increase in non-cash operating working capital. The decrease in payables is primarily attributable to the payment of refurbishment costs in the quarter.

There were no significant changes in inventory levels at either Dextran or Vet Labs during the quarter.

The majority of capital expenditures on plant and equipment during the quarter related to engineering and construction costs for a new piece of production equipment at Dextran. To date, plant refurbishment costs have been funded from working capital, however financing arrangements have been negotiated with Dextran's bank to finance a large piece of production equipment. The construction of this piece of production equipment will continue in the third quarter and installation is planned for fourth quarter. There are no production interruptions planned for the next quarter due to this refurbishment, however there could be some production interruption in the fourth quarter during the installation of this equipment.

Management has arranged bank financing for the construction of a new warehouse at Vet Labs. The planning and engineering phase has commenced.

During the quarter, Novadex Corp., a company owned by the major shareholder of the Registrant, was liquidated. All assets and liabilities of Novadex Corp. were assumed by the major shareholder of the Registrant on the same terms and conditions. The transfer of the balance receivable from Novadex Corp. to the due from shareholder account has not been reflected in the statement of cash flows as it is a non-cash transaction. Included in the assets assumed by the major shareholder of the Registrant is an exclusive worldwide license agreement with the Registrant to use a certain process for producing iron dextran. The Registrant will now pay this license fee to the major shareholder. These payments will be applied to the balance owing by the major shareholder.

At the beginning of the year, two critical long-term objectives were identified.

1. Bring new products to market. During the first six months of the year, Cellulose Sulfate has commenced Phase I human clinical trials, development work has commenced on a raw material for a human injectable product and Vet Labs continues development of new veterinary products.

2. Upgrade and refurbish existing production facilities to increase capacity and efficiency. Refurbishment of the Dextran plant has commenced along with construction of new production equipment. Planning has commenced for a new warehouse facility at Vet Labs.

(c) YEAR 2000

     The year 2000 issue refers to computer programs being written using two digits rather than four to define an applicable year. A company's hardware, date driven automated equipment or computer programs that have a two digit field to define the year may recognize a date using "00" as the year 1900 rather than the year 2000. This faulty recognition could result in a system failure, disruption of operations, or inaccurate information or calculations. Similar to other companies, the Registrant faces the challenge of ensuring that all of our computer related functions will work properly from the year 2000 and beyond.

     Management has completed a detailed assessment of the Registrant's systems, and does not believe that the year 2000 computer issue will have a material adverse effect on the its core business operations. Management expects transactions with customers, suppliers, corporate partners and financial institutions to be fully supported by the Registrant's systems.

     While management believes its planning and preparations will be adequate and complete will in advance of the year 2000, there can be no assurance that the systems of suppliers and other companies on which the Registrant relies will be year 2000 compliant on a timely basis, or that such failures by third parties will not have a material adverse effect on the Registrant's business, results of operations and financial condition. Management is in the process of developing contingency plans that focus on reducing any disruption that might be created by third parties with whom the Registrant does business being year 2000 noncompliant. Management does not expect the cost of its year 2000 initiative to be material to the Registrant's results of operations or financial condition.

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


POLYDEX PHARMACEUTICALS LIMITED
JULY 31, 1999
INTEREST RATE SENSITIVITY

    The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. All financial instruments are held for other than trading purposes. The Company does not have a material exposure to interest rate risk.

    The table presents principal cash flows and related weighted average interest rates by expected maturity dates.


                                                      Expected Maturity Date
                                  -----------------------------------------------------------------               Fair
                                  31-Jan-00  31-Jan-01  31-Jan-02  31-Jan-03  31-Jan-04  Thereafter    Total      Value
                                  ---------  ---------  ---------  ---------  ---------  ----------   --------   -------
                                                                    (US$ Equivalent)
             ASSETS
    Notes receivable:
       Variable rate ($US)        68,518     66,979     18,201     19,611     21,131    599,111       793,551    793,551
          Average interest rate    7.58%      7.66%      7.75%      7.75%      7.75%      7.75%          7.71%

             LIABILITIES:
    Long-term debt:
       Fixed rate ($US)           16,980    348,332          -          -          -          -       365,312    365,312
          Average interest rate    8.80%      8.79%      0.00%      0.00%      0.00%      0.00%          8.79%
       Fixed rate ($CDN)          49,020     97,578    113,652      6,653          -          -       266,902    266,902
          Average interest rate    9.01%      9.06%      9.04%     12.00%      0.00%      0.00%          9.78%
       Variable rate ($US)         5,453    (40,608)   (43,756)   (47,147)   (50,800)   861,129       684,271    684,271
          Average interest rate    8.31%      7.75%      7.75%      7.75%      7.75%      7.75%          7.84%


POLYDEX PHARMACEUTICALS LIMITED
JULY 31, 1999
EXCHANGE RATE SENSITIVITY

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


                                                      Expected Maturity Date
                                  -----------------------------------------------------------------               Fair
                                  31-Jan-00  31-Jan-01  31-Jan-02  31-Jan-03  31-Jan-04  Thereafter    Total      Value
                                  ---------  ---------  ---------  ---------  ---------  ----------   --------   -------
                                                                    (US$ Equivalent)

             LIABILITIES:
    Long-term debt:
       Fixed rate ($CDN)             49,020     97,578    113,652     6,653          -          -     266,902    266,902
          Average interest rate       9.01%      9.06%      9.04%    12.00%      0.00%      0.00%        9.78%


                          PART II - OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Security Holders.

                  (a) The 1999 Annual General Meeting of the Members was held on June 24, 1999.

                  (b) Not applicable.

                  (c) At the Annual Meeting, Mr. Derek John Michael Lederer and Ms. Ruth L. Usher were elected as directors of the Company to hold office for a three-year term expiring at the Annual General Meeting of the Members held in 2002 or until successors are duly elected and qualified. The tabulation of votes in person or by proxy at the Annual Meeting with respect to Mr. Lederer's and Ms. Usher's election are as follows:


                                                                      Against or     Abstentions and
                           Class                     For               Withheld         Non-Votes
                           -----                     ---              ----------        ----------
Lederer                    Common Shares             2,315,479            77,658           623,780
                           Class B Preferred           899,400              --                --
                             Shares

Usher                      Common Shares             2,303,798           101,220           623,780
                           Class B Preferred           899,400              --                --
                             Shares


                  The Shareholders of the Company also approved proposals to:
                  (i) amend the Articles of Association to set the voting power of the Company's Class B Preferred Shares at two votes per share ("Proposal No. 2"), and (ii) amend the Articles of Association to increase the authorized Common Shares of the Company from four million to ten million Common Shares ("Proposal No. 3"). The tabulation of votes present in person or by proxy at the Annual Meeting with respect to the foregoing proposals are as follows:


                                                                      Against or     Abstentions and
                           Class                     For               Withheld         Non-Votes
                           -----                     ---              ----------        ----------
Proposal No. 2             Common Shares             1,007,183           263,433        1,746,301
                           Class B Preferred           899,400              --               --
                             Shares

Proposal No. 3             Common Shares             2,178,552           201,053          637,312
                           Class B Preferred           899,400              --               --
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

Date:   September 13, 1999

                                      POLYDEX PHARMACEUTICALS LIMITED
                                      (Registrant)

                                      By \s\ George G. Usher
                                        -----------------------------
                                        George G. Usher, Chairman, President
                                        and Chief Executive Officer
                                        (Principal Executive Officer)


                                      By \s\ Sharon L. Wardlaw
                                        -----------------------------
                                        Sharon L. Wardlaw, Treasurer, Secretary
                                        and Chief Financial and Accounting
                                        Officer
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit Number                      Exhibit Description
--------------                      -------------------
      3.2                           Amended Articles of Association of Polydex
                                    Pharmaceuticals Limited

      27                            Financial Data Schedule
