Form 10-Q
period 1999-10-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 1999-12-13
CIK 317158

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to ___________________

                          Commission File Number 1-8366
                                                 ------

                         POLYDEX PHARMACEUTICALS LIMITED
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

   Commonwealth of the Bahamas                                  None
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
  corporation or Organization)                           Identification No.)

421 Comstock Road, Toronto, Ontario, Canada                       M1L 2H5
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code   (416) 755-2231
                                                   ------------------

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X       No
                                           -----        -----

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value                         3,016,916 shares
-------------------------------             ------------------------------------
       (Title of Class)                      (Outstanding at December 6, 1999)

                         POLYDEX PHARMACEUTICALS LIMITED

                                TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I            FINANCIAL INFORMATION

Item 1            CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)

                  Consolidated Balance Sheets
                  October 31, 1999 and January 31, 1999..............................3

                  Consolidated Statements of Operations
                  Three Months ended October 31, 1999 and 1998 and
                  Nine Months ended October 31, 1999 and 1998........................5

                  Consolidated Statements of Shareholders' Equity
                  and Comprehensive Income
                  Nine Months ended October 31, 1999 and 1998........................6

                  Consolidated Statements of Cash Flows
                  Nine Months ended October 31, 1999 and 1998........................7

                  Segmented Information
                  Three months ended October 31, 1999 and 1998 and
                  Nine months ended October 31, 1999 and 1998........................8

Item 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................9

Item 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK..................................................14

PART II           OTHER INFORMATION

Item 5            OTHER INFORMATION..................................................16

Item 6            EXHIBITS AND REPORTS ON FORM 8-K...................................17

                  Signatures.........................................................18

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).


POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets
(Expressed in United States dollars)

---------------------------------------------------------------------------------------------------------------------------

                                                                                            (Unaudited)
                                                                                            October 31          January 31
                                                                                                  1999                1999
---------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
    Cash                                                                            $          245,238   $         655,131
    Trade accounts receivable                                                                1,497,907             984,934
    Inventories:
        Finished goods                                                                       1,252,758           1,186,110
        Work in process                                                                        111,928              53,023
        Raw materials                                                                          762,288             678,145
        -------------------------------------------------------------------------------------------------------------------

                                                                                             2,126,974           1,917,278
    Prepaid expenses and other current assets                                                   91,710              69,188
    -----------------------------------------------------------------------------------------------------------------------

                                                                                             3,961,829           3,626,531

Property, plant and equipment, net                                                           4,902,660           4,233,144
Patents, net                                                                                   156,510             166,404
Due from Novadex Corp.                                                                             -               658,574
Due from shareholder                                                                         1,515,001             903,037
Deferred income taxes                                                                          455,041             776,000
Other assets                                                                                    69,521              92,574
---------------------------------------------------------------------------------------------------------------------------

                                                                                    $       11,060,562   $      10,456,264
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------

                                                                                            (Unaudited)
                                                                                            October 31          January 31
                                                                                                  1999                1999
---------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                $        1,314,604   $       1,189,886
    Accrued liabilities                                                                        630,819             466,556
    Income taxes payable                                                                        60,460              51,779
    Current portion of long-term debt                                                          157,380             107,994
    Current portion of mandatorily redeemable capital stock                                     75,000             100,000
    -----------------------------------------------------------------------------------------------------------------------

                                                                                             2,238,263           1,916,215

Long-term debt                                                                                 465,954             521,170
Due to shareholder                                                                             662,376             637,017
Deferred gain                                                                                  647,824             659,018
Deferred income taxes                                                                           79,011             148,083
Mandatorily redeemable capital stock                                                           225,000             300,000
---------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                            4,318,428           4,181,503

Redeemable capital stock (75,899 common shares; 99/01/31 - 93,899)                             954,945           1,028,733
Shareholders' equity:
    Capital stock:
         Authorized:
             100,000 Class A preferred shares of $0.10 each 899,400 Class B preferred shares of $0.0167 each 10,000,000 common shares of
             $0.0167 each
         Issued and outstanding:
             899,400 Class B preferred shares                                                   15,010              15,010
             2,941,018 common shares (99/01/31 - 2,923,018)                                     48,852              48,552
    Contributed surplus                                                                     22,538,271          22,464,783
    Deficit                                                                                (16,079,146)        (16,498,775)
    Accumulated other comprehensive income                                                    (735,798)           (783,542)
    -----------------------------------------------------------------------------------------------------------------------

                                                                                             5,787,189           5,246,028
---------------------------------------------------------------------------------------------------------------------------

                                                                                    $       11,060,562   $      10,456,264
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
(Expressed in United States dollars)

-------------------------------------------------------------------------------------------------------------------------------

                                                             Quarter Ended     Quarter Ended     Year to Date     Year to Date
                                                                October 31        October 31       October 31       October 31
                                                                      1999              1998             1999             1998
-------------------------------------------------------------------------------------------------------------------------------
Sales                                                      $     3,674,392  $      3,021,142  $     9,872,318  $     8,799,121
Cost of products sold                                            2,562,712         2,004,668        6,952,360        5,979,982
-------------------------------------------------------------------------------------------------------------------------------

                                                                 1,111,680         1,016,474        2,919,958        2,819,139

Expenses:
    General and administrative                                     431,887           396,893        1,222,412        1,180,276
    Research and development                                       186,608            23,214          430,124           98,312
    Depreciation                                                   124,399           117,629          374,555          335,361
    Interest expense                                                44,476            37,773          115,863          104,109
    Selling and promotion                                           33,479            20,661           86,350          104,610
    Amortization                                                     5,480             9,179           16,433           27,351
    ---------------------------------------------------------------------------------------------------------------------------

                                                                   826,329           605,349        2,245,737        1,850,019
-------------------------------------------------------------------------------------------------------------------------------

Income from operations                                             285,351           411,125          674,221          969,120

Other income:
    Gain on sale of equipment                                          -               3,894              -             11,140
    Interest and other                                               7,818             4,601           24,118           45,785
    ---------------------------------------------------------------------------------------------------------------------------

                                                                     7,818             8,495           24,118           56,925
-------------------------------------------------------------------------------------------------------------------------------

Income before the undernoted                                       293,169           419,620          698,339        1,026,045

Provision for income taxes                                         (77,020)          (40,170)        (278,710)        (367,669)
-------------------------------------------------------------------------------------------------------------------------------

Income for the period                                      $       216,149  $        379,450  $       419,629  $       658,376
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

Per share information:
     Earnings per common share for the period:
            Basic                                          $          0.07  $           0.13  $          0.14  $          0.22
            Diluted                                        $          0.07  $           0.13  $          0.14  $          0.22
-------------------------------------------------------------------------------------------------------------------------------


Weighted average number of common shares
    outstanding for the period                                   3,016,917         2,996,917        3,016,917        2,996,912
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive
Income (Unaudited)
(Expressed in United States dollars)

-------------------------------------------------------------------------------------------------------

                                                                    Year to Date          Year to Date
                                                                      October 31            October 31
                                                                            1999                  1998
-------------------------------------------------------------------------------------------------------
Preferred Shares:
       Balance, beginning of period                          $            15,010   $            15,010
       Private placement of preferred shares                                 -                     -
       ------------------------------------------------------------------------------------------------

       Balance, end of period                                $            15,010   $            15,010
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

Common Shares:
       Balance, beginning of period                          $            48,552   $            47,283
       Sale of shares under purchase contingency                             300                     -
       ------------------------------------------------------------------------------------------------

       Balance, end of period                                $            48,852   $            47,283
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

Contributed Surplus:
       Balance, beginning of period                          $        22,464,783   $        21,826,025
       Sale of shares under purchase contingency                          73,488                     -
       ------------------------------------------------------------------------------------------------

       Balance, end of period                                $        22,538,271   $        21,826,025
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

Deficit:
       Balance, beginning of period                          $       (16,498,775)  $       (17,071,168)
       Net income for the period                                         419,629               658,376
       ------------------------------------------------------------------------------------------------

       Balance, end of period                                $       (16,079,146)  $       (16,412,792)
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

Accumulated Other Comprehensive Income:
       Balance, beginning of period                          $          (783,542)  $          (665,768)
       Currency translation adjustment for the period                     47,744              (247,985)
       ------------------------------------------------------------------------------------------------

       Balance, end of period                                $          (735,798)  $          (913,753)
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

Comprehensive Income for the period:
       Net income (loss) for the period                      $           419,629   $           658,376
       Currency translation adjustment for the period                     47,744              (247,985)
       ------------------------------------------------------------------------------------------------

                                                             $           467,373   $           410,391
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Expressed in United States dollars)

------------------------------------------------------------------------------------------------------------------

                                                                               Year to Date          Year to Date
                                                                                 October 31            October 31
                                                                                       1999                  1998
------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities:
    Net income for the period                                           $           419,629   $           658,376
    Add (deduct) items not affecting cash:
          Depreciation and amortization                                             390,988               362,712
          Deferred income taxes                                                     265,160               367,669
          Loss (gain) on sale of equipment                                              -                 (11,140)
          Legal expenses charged to deferred gain                                   (11,194)              (10,344)
    Change in non-cash operating working capital                                   (400,032)             (197,439)
    --------------------------------------------------------------------------------------------------------------

                                                                                    664,551             1,169,834
    --------------------------------------------------------------------------------------------------------------

Investing activities:
    Additions to property, plant and equipment and patents                       (1,050,613)             (475,184)
    Proceeds from sale of equipment                                                     -                  11,140
    --------------------------------------------------------------------------------------------------------------

                                                                                 (1,050,613)             (464,044)
    --------------------------------------------------------------------------------------------------------------

Financing activities:
    Proceeds from loan payable                                                          -                  15,835
    Repayment of long-term debt                                                     (83,252)              (50,412)
    Proceeds from long-term debt                                                     77,422                20,000
    Payment of mandatorily redeemable capital stock                                (100,000)                  -
    Proceeds from (repayment of) advances from shareholder, net                      25,359                31,205
    Repayment of advances to shareholder, net                                        46,610               (81,421)
    Repayment of due to affiliated companies                                            -                (425,420)
    --------------------------------------------------------------------------------------------------------------

                                                                                    (33,861)             (490,213)

    Effect of exchange rate changes on cash                                          10,030               (59,604)
------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash position                                               (409,893)              155,973

Cash, beginning of period                                                           655,131               288,527
------------------------------------------------------------------------------------------------------------------

Cash, end of period                                                     $           245,238   $           444,500
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------------------------------------

                                                       Quarter Ended      Quarter Ended       Year to Date       Year to Date
                                                          October 31         October 31         October 31         October 31
                                                                1999               1998               1999               1998
------------------------------------------------------------------------------------------------------------------------------
SALES:
       Dextran                                      $      1,146,849   $        928,461   $      3,460,859   $      3,111,225
       Veterinary products                                 2,527,543          2,092,681          6,411,459          5,687,896
       -----------------------------------------------------------------------------------------------------------------------

       Total consolidated sales                     $      3,674,392   $      3,021,142   $      9,872,318   $      8,799,121
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS:
       Dextran                                      $        283,534   $        320,483   $        850,986   $      1,015,778
       Veterinary products                                   210,062            230,829            392,717            458,461
       -----------------------------------------------------------------------------------------------------------------------

       Total income from operations from segments            493,596            551,312          1,243,703          1,474,239
       Less:  Unallocated corporate expenses                 208,245            140,187            569,482            505,119
       -----------------------------------------------------------------------------------------------------------------------

       Total consolidated income from operations    $        285,351   $        411,125   $        674,221   $        969,120
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

ASSETS:
       Dextran                                                                            $      5,327,810   $      4,226,176
       Veterinary products                                                                       4,240,391          4,038,354
       -----------------------------------------------------------------------------------------------------------------------

       Total assets from segments                                                                9,568,201          8,264,530
       Corporate assets                                                                          1,492,361          1,557,009
       -----------------------------------------------------------------------------------------------------------------------

       Total consolidated assets                                                          $     11,060,562   $      9,821,539
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES


(a) RESULTS OF OPERATIONS

During the fiscal quarter ended October 31, 1999, the Registrant's pre-tax income from operations amounted to $285,351, as compared to $411,125 for the same period last year. This decline in results is due to a significant increase in research and development expenditures as compared to the same quarter last year. The vast majority of these research and development expenses are new product development costs relating to the development of a raw material for a human injectable product.

Operating profits during the quarter at Dextran Products Limited ("Dextran") declined from $320,483 to $283,534, representing a decrease of $36,949 compared to the same period last year. Operating profits at Veterinary Laboratories Inc. ("Vet Labs") declined from $230,829 to $210,062, representing a decrease of $20,767 compared to the same period last year. The decline in operating profits at both Dextran and Vet Labs is due to the new product development costs noted above. At Vet Labs, however, this decline is partially offset by an overall improvement in results driven by a significant sales increase.

Sales volume for the third quarter increased from $3,021,142 to $3,674,392, representing an increase of $653,250 or 22%. This increase in sales volume is attributable to an increase at Vet Labs of $434,862 and an increase at Dextran of $218,385. Sales in the quarter at Vet Labs increased from $2,092,681 to $2,527,543, representing a 10% increase. The injectable product line accounted for almost the entire quarter over quarter sales increase at Vet Labs. Similar to the first two quarters this year, there was a significant product mix variance within the injectable product line. As in the first two quarters this year, injectable iron dextran sales declined from the third quarter last year. However, this reduction was more than offset by a substantial increase in sales of other injectable vitamin products. Vet Labs continues to increase its market penetration with these new injectable vitamin products. Towards the end of the quarter, iron dextran sales levels began to increase. This trend is consistent with the seasonality of this product and the general signs of economic recovery in the Asian markets. Sales in the quarter at Dextran increased from $928,461 to $1,146,849, representing a 24% increase. This quarter over quarter sales increase is a result of increased demand for iron dextran.

Gross margins decreased from 34% in the third quarter in 1998 to 30% this quarter. Dextran's quarter over quarter gross margin remained steady at 41%, while Vet Labs' gross margin decreased from 23% to 19%. The decrease in margin at Vet Labs is attributable to the decrease in injectable iron dextran sales. This is one of the highest margin products at Vet Labs. However, the diversification of the product lines and the addition of the injectable vitamin products has helped considerably in maintaining margins at more consistent levels. Management's on-going plan to develop new products and increase the product offering is expected to continue to improve and stabilize the overall margin levels at Vet Labs. The gross margin achieved at Vet Labs this quarter is an improvement over the previous quarter this year and management expects this trend to continue into the fourth quarter with continued improvement in iron dextran sales. The gross margin achieved at Dextran this quarter is consistent with that realized in the previous quarter this year.

Management expects strong demand to continue at Dextran. There will be some minor production interruptions in the fourth quarter as new equipment is installed and brought on line. This will likely result in decreased sales for the quarter at Dextran because less orders will be filled. Summer months are typically slower sales months for Vet Labs as large animals are put outdoors to pasture and therefore have less need for vitamins and other supplements. Consistent with this seasonality, higher sales levels and margins were experienced at Vet Labs during the third quarter than during the previous quarter. Management expects continued recovery in the hog markets in the coming quarter and therefore anticipates higher injectable iron dextran sales. Injectable vitamin sales in the third quarter were very strong and management expects these sales to continue to be strong in the fourth quarter

General and administrative expenses have increased by $34,994 or 9% this quarter as compared to the same quarter last year, primarily due to an increase in management salary expense. In the third quarter last year, there was a reduction in salary expense due to the departure of the former President of Chemdex, Inc., Natu Patel.

Research and development costs increased from $23,214 to $186,608 representing an increase of $163,394 or 704% as compared to the third quarter last year due to an increase in new product development costs relating to the development of a raw material for a human injectable product. Development costs to date relating to this project total approximately $332,000. Development costs for this product are expected to continue for the remainder of the year.

Research and development, in conjunction with the Rush Institute of the University of Chicago, relating to Cellulose Sulfate gel is progressing. Phase I human clinical trials to test the safety and tolerance of this gel were successfully completed. This trial was funded by the Consortium for Industrial Collaboration in Contraceptive Research (CICCR). The project team is moving ahead to prepare clinical supplies for long-term toxicology and phase II clinical trials. Pre-IND tests have indicated that this gel holds great promise as a topical prophylactic for sexually transmitted diseases, including AIDS, and as a contraceptive. Management expects funding to continue from

CICCR for this project. No significant development expenditures relating to this project are anticipated during the next quarter.

Selling and promotion expenses increased by $12,818 or 62% as compared to the same period last year primarily due to the retention of a new investor relations firm during the quarter.

There was no significant quarter over quarter changes in depreciation, interest expense, or amortization expense.

Operating results for the third quarter ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ended January 31, 2000. For further information, refer to the consolidated statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended January 31, 1999.



(b) LIQUIDITY AND CAPITAL RESOURCES

During the third quarter, the Registrant generated cash flow from operations of $570,745 compared to the prior year third quarter cash flow from operations of $483,618. This increase of 18% is primarily attributable to a significant increase in payables at Vet Labs during the quarter, which results in a large increase in non-cash operating working capital. The increase in payables is primarily a result of new product development costs incurred near the end of the quarter.

There were small increases in receivables and inventory levels at both Dextran and Vet Labs during the quarter, which partially offset the increase in payables noted above. The increase in receivables is due to the increase in sales during the quarter.

The majority of capital expenditures on plant and equipment during the quarter related to engineering and construction costs for new production equipment at Dextran. To date, plant refurbishment costs have been funded from working capital. Financing arrangements have been negotiated with Dextran's bank to finance a large piece of production equipment under a long-term capital lease arrangement. The construction of this piece of production equipment will be completed early in the fourth quarter and installation will take place immediately thereafter. The bank financing, of approximately CDN $1,000,000 (USD $675,000), will be advanced as soon as the equipment is operational. Management has negotiated with Dextran's bank to temporarily increase the operating line of credit from CDN $300,000 (USD $203,000) to CDN $1,000,000 (USD $675,000) during the construction phase of this equipment. At October 31, 1999, CDN $960,000 (USD $649,000) of this operating line remained available. The operating line will be reduced once the long-term capital lease is put in place.

There will be some production interruption in the fourth quarter during the installation of this equipment, which will likely reduce sales and margins at Dextran during the quarter.

During the previous quarter, Novadex Corp., a company owned by the major shareholder of the Registrant, was liquidated. All assets and liabilities of Novadex Corp. were assumed by the major shareholder of the Registrant. The transfer of the balance receivable from Novadex Corp. to the due from shareholder account has not been reflected in the statement of cash flows as it is a non-cash transaction. Included in the assets assumed by the major shareholder of the Registrant is an exclusive worldwide license agreement with the Registrant to use a certain process for producing iron dextran. The Registrant will now pay this license fee to the major shareholder. These payments will be applied to the balance owing by the major shareholder.

LONG-TERM OBJECTIVES

At the beginning of the year, two critical long-term objectives were identified.

1. Bring new products to market. During the first nine months of the year, Cellulose Sulfate has completed Phase I human clinical trials, development work has commenced on a raw material for a human injectable product and Vet Labs continues development of new veterinary products.

2. Upgrade and refurbish existing production facilities to increase capacity and efficiency. Refurbishment of the Dextran plant has commenced and construction of the first new pieces of production equipment are nearing completion.

YEAR 2000

The year 2000 issue refers to computer programs being written using two digits rather than four to define an applicable year. A company's hardware, date driven automated equipment or computer programs that have a two digit field to define the year may recognize a date using "00" as the year 1900 rather than the year 2000. This faulty recognition could result in a system failure, disruption of operations, or inaccurate information calculations. Similar to other companies, the Company faces the challenge of ensuring that all of our computer related functions will work properly from the year 2000 and beyond. The Company has completed a detailed assessment of its systems, and does not believe that the year 2000 computer issue will have a material adverse effect on the Company's core business operations. Management expects transactions with customers, suppliers, corporate partners and financial institutions to be fully supported by the Company's systems.

While management believes its planning and preparations will be adequate and complete well in advance of the year 2000, there can be no assurance that the systems of suppliers and other companies on which the Company relies will be year 2000 compliant on a timely basis, or that such failures by third parties will not have a material adverse effect on the Company's business, results of operations and financial condition. Management is in the process of developing contingency plans that focus on reducing any disruption that might be created by third parties with whom the Company does business being year 2000 non-compliant. Management does not expect the cost of its year 2000 initiative to be material to the Company's results of operations or financial condition.


FORWARD-LOOKING STATEMENTS

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

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES
OCTOBER 31, 1999
INTEREST RATE SENSITIVITY

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. All financial instruments are held for other than trading purposes. The Company does not have a material exposure to interest rate risk.

     The table presents principal cash flows and related weighted average interest rates by expected maturity dates.


                                                      Expected Maturity Date
                              ------------------------------------------------------------------------------              Fair
                               31-Jan-00    31-Jan-01    31-Jan-02     31-Jan-03    31-Jan-04    Thereafter    Total      Value
                               ---------    ---------    ---------     ---------    ---------    ----------    -----      -----

                                                                   (US$ Equivalent)
           ASSETS
Notes receivable:
   Variable rate ($US)           64,529       66,979       18,201        19,611       21,131      599,111     789,563    789,563
      Average interest rate       7.58%        7.66%        7.75%         7.75%        7.75%        7.75%       7.71%

           LIABILITIES:
Long-term debt:
   Fixed rate ($US)               8,866      348,386          -             -            -            -       357,252    357,252
      Average interest rate       8.79%        8.79%        0.00%         0.00%        0.00%        0.00%       8.79%
   Fixed rate ($CDN)             22,761       97,578      113,652         6,653          -            -       240,643    240,643
      Average interest rate       9.06%        9.06%        9.04%        12.00%        0.00%        0.00%       9.79%
   Variable rate ($US)           16,417      (39,998)     (43,098)      (46,438)     (50,037)     850,510     687,357    687,357
      Average interest rate       8.49%        7.75%        7.75%         7.75%        7.75%        7.75%       7.87%

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES
OCTOBER 31, 1999
EXCHANGE RATE SENSITIVITY

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


                                                        Expected Maturity Date
                               -------------------------------------------------------------------------               Fair
                                 31-Jan-00   31-Jan-01   31-Jan-02   31-Jan-03   31-Jan-04    Thereafter    Total      Value
                                 ---------   ---------   ---------   ---------   ---------    ----------    -----      -----

                                                                (US$ Equivalent)

           LIABILITIES:
Long-term debt:
    Fixed rate ($CDN)              22,761      97,578     113,652       6,653         -            -       240,643    240,643
        Average interest rate       9.06%       9.06%       9.04%      12.00%       0.00%        0.00%       9.79%

                                     PART II
                                OTHER INFORMATION

Item 5.  Other Information.

         The Registrant's proxies for its 2000 Annual General Meeting of the Members will confer discretionary authority to vote on any matter if a shareholder does not give written notice of the matter by April 3, 2000.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  3.1 Memorandum of Association of Polydex Pharmaceuticals Limited, as amended to date (filed as Exhibit 3.1 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)

                  3.2 Articles of Association of Polydex Pharmaceuticals Limited, as amended to date (filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q filed September 13, 1999, and incorporated herein by reference)

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    December 9, 1999

                                      POLYDEX PHARMACEUTICALS LIMITED
                                      (Registrant)

                                      By \s\ George G. Usher
                                        ----------------------------------------
                                         George G. Usher, Chairman, President
                                         and Chief Executive Officer
                                         (Principal Executive Officer)


                                      By \s\ Sharon L. Wardlaw
                                        ----------------------------------------
                                         Sharon L. Wardlaw, Treasurer, Secretary
                                         and Chief Financial and Accounting
                                         Officer (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit Number                               Exhibit Description
--------------                               -------------------
       27                                  Financial Data Schedule