Form 10-K405
period 2000-01-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2000-04-28
CIK 317158

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  January 31, 2000
                          -----------------

                         Commission file number: 1-8366
                                                -------

                         POLYDEX PHARMACEUTICALS LIMITED
             (Exact Name of Registrant as Specified in Its Charter)

    Commonwealth of the Bahamas                                     None
  -------------------------------                            ------------------
  (State or Other Jurisdiction of                             (I.R.S. Employer
  Incorporation or Organization)                             Identification No.)

  421 Comstock Road, Toronto, Ontario, Canada                      M1L 2H5
  -------------------------------------------                    ----------
  (Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code  (416) 755-2231
                                                   ---------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                Name of Each Exchange on Which Registered
-------------------------------        -----------------------------------------
Common Shares, $.0167 Par Value        Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  Same
                                                             ----

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and ask prices of such stock as of March 31, 2000: $21,771,506.25.

The number of Common Shares outstanding as of March 31, 2000:  3,024,418.

                       Documents Incorporated By Reference

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 2000, are incorporated by reference into Part II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 23, 2000, are incorporated by reference into Part III.

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

GENERAL

         The current business of the Registrant is the manufacture and sale of Dextran and several of its derivatives, including Iron Dextran and Dextran Sulphate, veterinary pharmaceutical products and other specialty chemicals, and cosmetic raw materials, with some related research and development. The Registrant is investigating the potential human applications of some of its products although it is impossible to determine at this time if the products will reach market.

         Dextran, a generic name applied to certain synthetic compounds formed by bacterial growth on sucrose, is a polymer or giant molecule. The name Polydex combines the words "polymer" and "dextran."

DESCRIPTION, USAGE AND REGULATED ASPECTS OF THE PRODUCTS

         The operations of the Registrant are presently carried on through Dextran Products and Vet Labs. These subsidiaries operate in two industry segments: the manufacture and sale of Dextran and derivatives and the manufacture and sale of veterinary pharmaceutical products

IRON DEXTRAN

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

SALES, DISTRIBUTION AND RELIANCE UPON FOREIGN COUNTRIES

IRON DEXTRAN AND DEXTRAN SULPHATE

         The Registrant sells Iron Dextran on an exclusive basis in certain countries and on a non-exclusive basis elsewhere. Dextran Sulphate is sold on a non-exclusive basis throughout the world. For the fiscal year ended January 31, 2000, no single customer accounted for 10% or more of total sales.

         The Registrant has not changed its mode of distribution of Iron Dextran or Dextran Sulphate during the past thirteen fiscal years. The Registrant sells its product primarily to independent distributors and wholesalers throughout the world. Orders are forwarded to the Registrant's manufacturing facilities in Toronto, Ontario, Canada where they are processed and shipped. The Canadian Embassies and Consulates in various countries also assist the Registrant by making available information regarding the Registrant and its products.

VETERINARY PRODUCTS

         All of the sales of Vet Labs for the fiscal year ended January 31, 2000 were within the United States. Distribution is achieved through private label buying groups who then distribute to their own distributors, and through full service independent distributors who purchase products under Vet Labs' house labels. Private label products accounted for approximately 85% of sales with house label sales contributing approximately 11%. In addition, Vet Labs also does "contract filling" for other industry companies. Four customers (all private label buying groups) accounted for 70% of sales at Vet Labs, with individual customer shares ranging from less than 1% to 23%. Management does not believe that the loss of any one or more of these customers would have a material adverse effect upon Vet Labs' results of operations.

WORKING CAPITAL REQUIREMENTS

         There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect upon the Registrant's working capital.

PATENTS, TRADEMARKS AND LICENSES

IRON DEXTRAN

         Effective February 1, 1995, the Registrant entered into an agreement with Novadex Corp., an affiliated company, whereby Novadex Corp. granted the Registrant the exclusive worldwide license to use a certain process developed by Novadex Corp. for producing Iron Dextran. This process allows the Registrant to produce Iron Dextran at a lower cost than would otherwise be possible. The term of the license agreement is 10 years. The Registrant pays a license fee based on production volumes. Upon the expiration of the license, the technology relating to the process described above will belong to the Registrant, with no further obligation to make royalty payments to Novadex Corp.

         During July 1999, Novadex Corp. was liquidated, and all assets and liabilities of Novadex Corp. were assumed by the sole shareholder of Novadex Corp., the Vice Chairman of the Registrant. The above-referenced license agreement was included in the assets transferred to the Vice Chairman. As of the effective date of the transfer, the Registrant is obligated to pay the license fee to the Vice Chairman.

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

VETERINARY PRODUCTS

         Vet Labs holds a New Animal Drug Application from the FDA for the production of 10% Iron Hydrogenated Dextran for injection. In addition, Chemdex holds a Drug Master File for the manufacture of 10% Bulk Iron Hydrogenated Dextran which makes it the only approved source of Bulk Iron in the United States.

ELASTIN AND COLLAGEN

         These materials were patented under U.S. patent numbers 4,659,740 and 4,784,986 on April 21, 1987 and November 15, 1988, respectively. The patents cover a process whereby the materials are modified in such a way as to penetrate the skin and act as a hydrating agent.

CELLULOSE SULPHATE

         During the fiscal year ended January 31, 1996, a patent for a new method of manufacture of Cellulose Sulphate was purchased for $1 million. The process was patented under U.S. patent number 5,378,828 in June of 1995. Prior to development of the patented process the manufacture of the compound required the use of dangerous and environmentally sensitive chemicals. The new method is safer, and appears to produce a more consistent product. This material appears to have applications in film manufacture and capsule production and is presently being investigated in conjunction with the Rush Medical Center in Chicago, Illinois as a potential contraceptive which also has antiviral capabilities.

CYSTIC FIBROSIS

         Effective April 1, 1994, the Registrant entered into a Research Agreement (the "UBC Research Agreement") with an affiliated company and the University of British Columbia ("UBC"). On April 1, 1996, the UBC Research Agreement was amended and expanded to include a number of Canadian hospitals. Under the terms of the UBC Research Agreement, the Registrant has agreed to provide equipment and funding in return for continuing research on cystic fibrosis to be carried out in connection with two patents issued in 1996. U.S. patent number 5,441,938 is held jointly by UBC and the Registrant, whereas U.S. patent number 5,514,665 is held by UBC and licensed to the Registrant. In conjunction with the UBC Research Agreement, UBC granted the Registrant, through a sublicensing agreement with an affiliated company, an exclusive worldwide license to manufacture, distribute and sell products derived or developed from the research performed. During fiscal 2000, the Registrant and UBC licensed the cystic fibrosis product to BCY Ventures Inc. ("BCY Ventures") of Vancouver, British Columbia, Canada. Under this license agreement, BCY Ventures will pay a royalty to both the Registrant and UBC based on sales and sublicensing revenue in return for the exclusive right to sublicense, manufacture, distribute and sell the developed products.

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

         The Registrant is dependent upon a single source for a certain raw material used in the production of Dextran Sulphate. Such supply was adequate in fiscal 2000 and no shortages are anticipated in the near term. However, any curtailment in availability of such raw material could be accompanied by production or other delays as well as increased raw material costs, with consequent adverse effect on the Registrant's results of operations.

VETERINARY PRODUCTS

         Raw materials are readily available from a variety of suppliers at competitive prices in the market. The Registrant has no long-term contracts with any of its suppliers.

BACKLOG AND SEASONALITY

         The Registrant's backlog as at January 31, 2000 was approximately $1,500,000, whereas backlog as at January 31, 1999 was approximately
$800,000. All of these orders are expected to be filled within the current fiscal year. The Registrant's business is not seasonal to any material extent.

COMPETITION

         The Registrant is the only Canadian manufacturer of Iron Dextran and, as a result of its ownership of Vet Labs, the Registrant is also the only manufacturer of the 10% Bulk Solution in the United States. There exist several European sources of Iron Dextran. However, the only other major supplier of Iron Dextran is located in Denmark. Dextran Sulphate is also manufactured by several manufacturers in the U.S. and Europe. With regard to Iron Dextran and Dextran Sulphate, the Registrant competes on the basis of quality, service and price.

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

RESEARCH AND DEVELOPMENT

         During the fiscal years ended January 31, 2000, 1999, and 1998, the Registrant expended $677,111, $234,825 and $213,988, respectively, on research and development relating primarily to the development of Cellulose Sulphate and a raw material for a human injectable product. The fiscal 2000 increase is due to the commencement of the human injectable project. During the years ended January 31, 2000, 1999 and 1998, the Registrant recognized investment tax credit benefits of $39,794, $201,762 and $29,087, respectively.

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

EMPLOYEES

         As of March 31, 2000, the Registrant employed 85 employees, of whom 56 were engaged in production, 16 in quality control, 2 in research and development, 9 in administration and 2 in marketing and sales activities. Of such employees, 57 were employed by Vet Labs and 28 by Dextran Products. None of the Registrant's employees are covered by collective bargaining agreements. Management considers its relations with employees to be good.

RECENT DEVELOPMENTS -- NEW PRODUCTS

ACTIVATED COLLAGEN AND ELASTIN

         Collodex, a modified collagen, has been formulated as a principal ingredient of a cosmetic skin cream. During fiscal 2000, the Registrant engaged several marketing companies for the promotion of this product. To date, efforts by these companies have met with limited success. At the present time, minor sales are being made to cosmetic manufacturers in the Pacific Rim with the potential for increased sales in the future.

         Elastin, a material with similar applications, has been developed by the Registrant. It has not been commercialized, however, and no sales are expected to occur in the current fiscal year.

CYSTIC FIBROSIS

         Cystic fibrosis is a genetic disease which causes a cascade of effects, the most severe being a build up of mucus in the lungs. This mucus is difficult to remove and also permits the colonization of bacteria which then cause secondary infections and often death. Research relating to cystic fibrosis is underway in collaboration with the University of British Columbia where in vitro studies are being performed. This research has shown that a special form of Dextran, Usherdex 4, is effective in preventing the colonization of bacteria in the mouth and in stimulating the macrophages in the lungs to remove the bacteria present and lessen secondary infections. Research into the identification of the most effective components of Usherdex 4 is scheduled to begin in the first quarter of fiscal 2001.

CELLULOSE SULPHATE

         Production of this product was halted in 1989 when the customer found a substitute. However, interest in the industrial use of Cellulose Sulphate has been revived and samples have been supplied, but it is difficult to predict if sales will occur this year. As discussed above, research is also underway in the United States to evaluate the use of this material as a contraceptive gel with antiviral capabilities. During the most recent fiscal year, the Registrant successfully completed a Phase I human clinical trial with support from the Consortium for Industrial Collaboration in Contraceptive Research ("CICCR"). Should continued positive results be generated from this work, the Registrant has been advised that the funding from CICCR will continue through Phase II trials. Other organizations have also voiced interest in contributing to the development of this product. The Registrant maintains an exclusive worldwide license for this product.

SEGMENTED INFORMATION

         The information regarding the geographic distribution of revenue, operating results and assets set forth in Note 15 to the Registrant's Consolidated Financial Statements included in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 2000 is incorporated herein by reference.

ITEM 2.           PROPERTIES

         The Registrant's wholly-owned subsidiary, Polydex Chemicals (Canada) Limited, maintains its executive and sales offices and its manufacturing plant of approximately 30,000 square feet in Toronto, Ontario, Canada.

         The Registrant operates a fermentation plant in Toronto, Ontario, Canada, having the capacity to produce both 10% and 20% Iron Dextran at the rate of up to 11,000 liters a week (there are 1.057 quarts in one liter). Present production is approximately 10,000 liters a week. Complexing of the Iron Dextran takes place in Toronto, Ontario, Canada.

         Dextran Sulphate presently is manufactured at the Registrant's plant in Toronto, Ontario, Canada where reactors and spray drying equipment are available. The Registrant presently manufactures approximately 500 kilos of Dextran Sulphate per quarter (there are 2.2 pounds in one kilo), and has the capacity to manufacture 500 kilos per month simultaneously with the 11,000 liters per week of Iron Dextran.

         The Toronto facility has been divided into 11 discrete production areas identified for refurbishment. In the second half of fiscal 2000 the Registrant initiated the refurbishing program with the commissioning of a Distillation Column at a cost of $725,000. This unit has been sized for the ability to significantly increase the production capacity of the plant. However, due to the interrelationships between the various production areas, any increase in production will not be realized until the majority of the identified production areas have been renovated. Further progress on the refurbishment program is scheduled for fiscal 2001.

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

ITEM 3.           LEGAL PROCEEDINGS

         There are no material pending legal proceedings other than ordinary routine litigation incidental to the business, to which the Registrant or any of its subsidiaries is a party, or to which any of the their property is subject.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the Registrant's fourth quarter ended January 31, 2000.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

         The information contained under the caption "Market for the Company's Common Shares and Related Security Holder Matters" in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 2000 is incorporated herein by reference.

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

ITEM 6.           SELECTED FINANCIAL DATA

         The information required under this item is included under the caption "Financial Highlights" in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 2000 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required under this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 2000 and is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK


POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES
JANUARY 31, 2000
INTEREST RATE SENSITIVITY

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. All financial instruments are held for other than trading purposes. The Company does not have a material exposure to interest rate risk.

     The table presents principal cash flows and related weighted average interest rates by expected maturity dates.


                                                       Expected Maturity Date
                           -------------------------------------------------------------------------------               Fair
                            31-Jan-01    31-Jan-02     31-Jan-03   31-Jan-04   31-Jan-05   Thereafter      Total         Value
                           ----------    ---------     ---------   ---------   ---------   ----------   ----------     ----------
                                                                       (US$ Equivalent)
           ASSETS
Notes receivable:
   Variable rate ($US)         82,898       20,837        22,504      24,304      26,249     510,641       687,434        687,434
       Average interest
         rate                    7.87%        8.00%         8.00%       8.00%       8.00%       7.75%         7.94%

           LIABILITIES:
Long-term debt:
   Fixed rate ($US)           474,043      285,903       749,739           -           -           -     1,509,685      1,509,685
       Average interest
         rate                    9.01%        9.00%         9.00%       0.00%       0.00%       0.00%         9.00%
   Fixed rate ($CDN)          167,506      190,277        88,130      88,976      97,322     212,723       844,933        844,933
       Average interest
         rate                    9.04%        9.03%         9.23%       9.00%       9.00%       9.00%         9.05%
   Variable rate ($US)        (46,820)     (50,565)      (54,611)    (58,979)    (63,698)    947,420       672,747        672,747
       Average interest
         rate                    8.00%        8.00%         8.00%       8.00%       8.00%       8.00%         8.00%

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES
JANUARY 31, 2000
EXCHANGE RATE SENSITIVITY

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


                                                       Expected Maturity Date
                           -------------------------------------------------------------------------------               Fair
                            31-Jan-01    31-Jan-02     31-Jan-03   31-Jan-04   31-Jan-05   Thereafter      Total         Value
                           ----------    ---------     ---------   ---------   ---------   ----------   ----------     ----------
                                                                               (US$ Equivalent)

           LIABILITIES:
Long-term debt:
    Fixed rate ($CDN)         167,506      190,277       88,130       88,976       97,322      212,723      844,933      844,933
       Average interest
         rate                    9.04%        9.03%        9.23%        9.00%        9.00%        9.00%        9.05%

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Registrant's Consolidated Financial Statements are included in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 2000 and are incorporated herein by reference. Supplementary financial information is not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required under this item is incorporated herein by reference from the material contained under the captions "Board of Directors," "Report of the Audit Committee," "Proposals,""Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

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

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

         (a) The following documents are filed as a part of this Annual Report on Form 10-K:

                  (1) Financial Statements included in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 2000 and incorporated by reference from Exhibit 13 filed herewith.

                          Report of Independent Auditors -- Ernst & Young LLP, Chartered Accountants
                          Consolidated Balance Sheets
                          Consolidated Statements of Shareholders' Equity Consolidated Statements of Operations
                          Consolidated Statements of Cash Flows
                          Notes to Consolidated Financial Statements

                  (2)     Financial Statement Schedules

                          Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

                  (3)     Exhibits

                          3.1 Memorandum of Association of Polydex Pharmaceuticals Limited, as amended (filed as Exhibit 3.1 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)
                          3.2      Articles of Association of Polydex
                                   Pharmaceuticals Limited, as amended (filed as Exhibit 3.2 to the Quarterly Report on Form 10- Q filed September 13, 1999, and incorporated herein by reference)
                          10.1 Employment Agreement between Polydex Pharmaceuticals Limited and Thomas C. Usher dated December 22, 1993, as amended on November 1, 1996 (filed as Exhibit 10.1 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)*

                          10.2     Amendment to Employment Agreement between
                                   Polydex Pharmaceuticals Limited and Thomas
                                   C. Usher dated February 1, 1999 (filed as
                                   Exhibit 10.2 to the Annual Report on Form
                                   10-K filed April 29, 1999, and incorporated
                                   herein by reference)*
                          10.3     Employment Agreement between Polydex
                                   Pharmaceuticals Limited and George G. Usher
                                   dated December 22, 1993 (filed as Exhibit
                                   10.2 to the Annual Report on Form 10-K filed
                                   April 30, 1997, and incorporated herein by
                                   reference)*
                          10.4     Amendment to Employment Agreement between
                                   Polydex Pharmaceuticals Limited and George
                                   G. Usher dated February 1, 1999 (filed as
                                   Exhibit 10.4 to the Annual Report on Form
                                   10-K filed April 29, 1999, and incorporated
                                   herein by reference)*
                          10.5     Research Agreement among Dextran Products
                                   Limited, Canadian Microbiology Consortium,
                                   British Columbia's Children's Hospital and
                                   the University of British Columbia, dated
                                   April 1, 1996 (filed as Exhibit 10.4 to the
                                   Annual Report on Form 10-K filed April 30,
                                   1997, and incorporated herein by reference)
                          10.6     Joint Venture Agreement among Chemdex, Inc.,
                                   Veterinary Laboratories Inc. and Sparhawk
                                   Laboratories, Inc., dated December 1, 1992
                                   (filed as Exhibit 10.5 to the Annual Report
                                   on Form 10-K filed April 30, 1997, and
                                   incorporated herein by reference)
                          10.7     Manufacturing Agreement among Sparhawk
                                   Laboratories, Inc., Agri Laboratories, Ltd.
                                   and Veterinary Laboratories Inc., dated
                                   September 23, 1996 (filed as Exhibit 10.6 to
                                   the Annual Report on Form 10-K filed April
                                   30, 1997, and incorporated herein by
                                   reference)
                          10.8     Stock Sale and Purchase Agreement between
                                   Continental Grain Company and Polydex
                                   Pharmaceuticals Limited dated October 30,
                                   1992, as amended on November 22, 1996 (filed
                                   as Exhibit 10.8 to the Annual Report on Form
                                   10-K filed April 30, 1997, and incorporated
                                   herein by reference)
                          13       Annual Report to Shareholders for the fiscal
                                   year ended January 31, 2000 (only those
                                   portions incorporated herein by reference)
                          21       Subsidiaries of Polydex Pharmaceuticals
                                   Limited
                          27       Financial Data Schedule

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

                                          POLYDEX PHARMACEUTICALS LIMITED

Dated April 28, 2000                      By: /s/ George G. Usher
                                             -------------------------------
                                             George G. Usher, President and
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  April 28, 2000                      /s/ George G. Usher
                                          -------------------------------------
                                          George G. Usher, Director, President
                                            and Chief Executive Officer
                                            (Principal Executive Officer)


Date:  April 28, 2000                      /s/ Sharon Wardlaw
                                          -------------------------------------
                                          Sharon Wardlaw, Treasurer, Secretary
                                            and Chief Financial and Accounting
                                            Officer (Principal Financial and
                                            Accounting Officer)


Date:  April 28, 2000                      /s/ Joseph Buchman
                                          -------------------------------------
                                          Joseph Buchman, Director


Date:  April 28, 2000                      /s/ Derek John Michael Lederer
                                          -------------------------------------
                                          Derek John Michael Lederer, Director


Date:  April 28, 2000                      /s/ John L.E. Seidler
                                          -------------------------------------
                                          John L.E. Seidler, Director

Date:  April 28, 2000                      /s/ Ruth L. Usher
                                          -------------------------------------
                                          Ruth L. Usher, Director


Date:  April 28, 2000                      /s/ Thomas C. Usher
                                          -------------------------------------
                                          Thomas C. Usher, Director

                                  EXHIBIT INDEX

     Exhibit Number                 Exhibit Description
     --------------                 -------------------
            13                      Annual Report to Shareholders for the fiscal
                                    year ended January 31, 2000 (only those
                                    portions incorporated herein by reference)
            21                      Subsidiaries of Polydex Pharmaceuticals
                                    Limited
            27                      Financial Data Schedule