Form 10-Q
period 2000-04-30
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2000-06-13
CIK 317158

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________________ to

_____________________

                          Commission File Number 1-8366
                                                 ------

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

421 COMSTOCK ROAD, TORONTO, ONTARIO, CANADA                           M1L 2H5
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number, Including Area Code   (416) 755-2231
                                                    ----------------

--------------------------------------------------------------------------------

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

COMMON SHARES, $.016 PAR VALUE                          3,024,417 SHARES
------------------------------                   -------------------------------
    (Title of Class)                             (Outstanding at April 30, 2000)

                         POLYDEX PHARMACEUTICALS LIMITED

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I            FINANCIAL INFORMATION

Item 1            CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)

                  Consolidated Balance Sheets
                  April 30, 2000 and January 31, 2000.........................3

                  Consolidated Statements of Operations
                  Three months ended April 30, 2000 and 1999..................5

                  Consolidated Statements of Shareholders' Equity
                  and Comprehensive Income
                  Three months ended April 30, 2000 and 1999..................6

                  Consolidated Statements of Cash Flows
                  Three months ended April 30, 2000 and 1999..................7

                  Segmented Information
                  Three months ended April 30, 2000 and 1999..................8

Item 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............9

Item 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK..........................................12

PART II           OTHER INFORMATION

Item 6            EXHIBITS AND REPORTS ON FORM 8-K...........................14

                  Signatures.................................................16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES SUBSIDIARIES

Consolidated Balance Sheets
(Expressed in United States dollars)

=================================================================================
                                                      (Unaudited)
                                                         April 30      January 31
                                                             2000            2000
---------------------------------------------------------------------------------
ASSETS

Current assets:
        Cash                                          $   456,323     $   799,565
        Trade accounts receivable                       1,225,798       1,204,495
        Inventories:
              Finished goods                            1,471,473       1,186,110
              Work in process                              88,021          53,023
              Raw materials                               485,152         678,145
              -------------------------------------------------------------------

                                                        2,044,646       2,051,251
        Prepaid expenses and other current assets          86,087          73,072
        -------------------------------------------------------------------------

                                                        3,812,854       4,128,383

Property, plant and equipment, net                      5,164,985       5,154,333
Patents, net                                              148,066         153,611
Due from shareholder                                    1,381,501       1,396,615
Deferred income taxes                                   1,146,000       1,146,000
Other assets                                               39,053          39,414
---------------------------------------------------------------------------------

                                                      $11,692,459     $12,018,356
=================================================================================

===============================================================================================================
                                                                                 (Unaudited)
                                                                                    April 30        January 31
                                                                                        2000              2000
---------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                          $    985,230      $  1,279,778
      Accrued liabilities                                                            493,162           454,824
      Income taxes payable                                                            12,865            17,072
      Current portion of long-term debt                                              310,505           523,454
      Current portion of capital lease obligations                                   119,292           118,093
      ---------------------------------------------------------------------------------------------------------

                                                                                   1,921,054         2,393,221

Long-term debt                                                                     1,119,246         1,096,473
Capital lease obligations                                                            578,274           616,302
Due to shareholder                                                                   681,254           672,766
Deferred income taxes                                                                380,685           274,960
---------------------------------------------------------------------------------------------------------------

Total liabilities                                                                  4,680,513         5,053,722

Shareholders' equity:
      Capital stock
          Authorized:
              100,000 Class A preferred shares, par value $0.10 per share
              899,400 Class B preferred shares, par value $0.0167 per share
              10,000,000 common shares, par value $0.0167 per share
          Issued and outstanding:
              899,400 Class B preferred shares                                        15,010            15,010
              3,024,417 common shares (2000 - 3,021,917)                              50,245            50,203
      Contributed surplus                                                         23,132,553        23,121,345
      Deficit                                                                    (15,449,135)      (15,528,932)
      Accumulated other comprehensive income                                        (736,727)         (692,992)
      ---------------------------------------------------------------------------------------------------------

                                                                                   7,011,946         6,964,634
---------------------------------------------------------------------------------------------------------------

                                                                                $ 11,692,459      $ 12,018,356
===============================================================================================================

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
(Expressed in United States dollars)

===============================================================================
                                                Quarter Ended    Quarter Ended
                                                     April 30         April 30
                                                         2000             1999
-------------------------------------------------------------------------------
Sales                                             $ 3,392,829      $ 3,170,641
Cost of products sold                               2,439,691        2,144,107
-------------------------------------------------------------------------------

                                                      953,138        1,026,534

Expenses:
    General and administrative                        408,405          397,808
    Depreciation                                      138,143          123,683
    Research and development                           93,751           79,504
    Interest expense                                   74,646           34,734
    Selling and promotion                              43,046           19,720
    Amortization                                        5,546            5,474
    ---------------------------------------------------------------------------

                                                      763,537          660,923
-------------------------------------------------------------------------------

Income from operations                                189,601          365,611

Other income:
    Interest and other                                 11,405            8,618
    ---------------------------------------------------------------------------

                                                       11,405            8,618

Income before the undernoted                          201,006          374,229

Recovery of (provision for) income taxes             (121,209)        (146,297)
-------------------------------------------------------------------------------

Net income for the period                         $    79,797      $   227,932
===============================================================================

Per share information:
    Earnings per common share for the period:
        Basic                                     $      0.03      $      0.08
        Diluted                                   $      0.02      $      0.08
===============================================================================


Weighted average number of common shares
    outstanding for the period                      3,023,167        3,016,917
===============================================================================

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Unaudited)
(Expressed in United States dollars)

=======================================================================================================

                                                                   Quarter Ended         Quarter Ended
                                                                        April 30              April 30
                                                                            2000                  1999
-------------------------------------------------------------------------------------------------------
Preferred Shares:
          Balance, beginning of period                       $            15,010   $            15,010
          Private placement of preferred shares                                -                     -
          ---------------------------------------------------------------------------------------------

          Balance, end of period                             $            15,010   $            15,010
=======================================================================================================

Common Shares:
          Balance, beginning of period                       $            50,203   $            48,552
          Common share options exercised                                      42                     -
          ---------------------------------------------------------------------------------------------

          Balance, end of period                             $            50,245   $            48,552
=======================================================================================================

Contributed Surplus:
          Balance, beginning of period                       $        23,121,345   $        22,464,783
          Common share options exercised                                  11,208                     -
          ---------------------------------------------------------------------------------------------

          Balance, end of period                             $        23,132,553   $        22,464,783
=======================================================================================================

Deficit:
          Balance, beginning of period                       $       (15,528,932)  $       (16,498,775)
          Net income for the period                                       79,797               227,932
          ---------------------------------------------------------------------------------------------

          Balance, end of period                             $       (15,449,135)  $       (16,270,843)
=======================================================================================================

Accumulated Other Comprehensive Income:
          Balance, beginning of period                       $          (692,992)  $          (783,542)
          Currency translation adjustment for the period                 (43,735)               50,481
          ---------------------------------------------------------------------------------------------

          Balance, end of period                             $          (736,727)  $          (733,061)
=======================================================================================================

Comprehensive Income for the period:
          Net income (loss) for the period                   $            79,797   $           227,932
          Currency translation adjustment for the period                 (43,735)               50,481
          ---------------------------------------------------------------------------------------------

                                                             $            36,062   $           278,413
=======================================================================================================

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Expressed in United States dollars)

==============================================================================================================
                                                                           Year to Date          Year to Date
                                                                               April 30              April 30
                                                                                   2000                  1999
--------------------------------------------------------------------------------------------------------------
Cash provided by (used in):
Operating activities:
       Net income for the period                                    $            79,797   $           227,932
       Add (deduct) items not affecting cash:
             Depreciation and amortization                                      143,689               129,157
             Imputed interest on share value guarantee payable                   20,491                   -
             Imputed interest on lawsuit settlement payable                       9,650                   -
             Deferred income taxes                                              109,905               135,304
             Legal expenses charged to deferred gain                                -                  (1,468)
       Change in non-cash operating working capital                            (298,362)             (416,466)
       -------------------------------------------------------------------------------------------------------

                                                                                 65,170                74,459
       -------------------------------------------------------------------------------------------------------

Investing activities:
       Additions to property, plant and equipment and patents                  (187,097)             (298,617)
       Repayment of due from shareholder, net                                    15,114                16,005
       -------------------------------------------------------------------------------------------------------

                                                                               (171,983)             (282,612)
       -------------------------------------------------------------------------------------------------------

Financing activities:
       Repayment of loans payable                                                   -                  (8,481)
       Proceeds from long-term debt                                              49,896                52,422
       Repayment of long-term debt                                             (270,213)              (24,526)
       Repayment of capital lease obligations                                   (36,829)                  -
       Payment of mandatorily redeemable capital stock                              -                 (50,000)
       Proceeds from (repayment of) advances from shareholder, net                8,488                11,283
       Exercise of common share options                                          11,250                   -
       -------------------------------------------------------------------------------------------------------

                                                                               (237,408)              (19,302)

       Effect of exchange rate changes on cash                                      979                 7,232
--------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash position                                           (343,242)             (220,223)

Cash, beginning of period                                                       799,565               655,131
--------------------------------------------------------------------------------------------------------------

Cash, end of period                                                 $           456,323   $           434,908
==============================================================================================================

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

=======================================================================================================
                                                                    Quarter Ended        Quarter Ended
                                                                         April 30             April 30
                                                                             2000                 1999
-------------------------------------------------------------------------------------------------------
SALES:
          Dextran                                              $        1,222,774   $        1,243,094
          Veterinary products                                           2,274,206            2,055,219
          ---------------------------------------------------------------------------------------------

          Total segment sales                                           3,496,980            3,298,313
          Less:  Intercompany sales elimination                           104,151              127,672
          ---------------------------------------------------------------------------------------------

          Total consolidated sales                             $        3,392,829   $        3,170,641
=======================================================================================================


INCOME FROM OPERATIONS:
          Dextran                                              $          242,650   $          375,370
          Veterinary products                                             166,312              169,406
          ---------------------------------------------------------------------------------------------

          Total income from operations from segments                      408,962              544,776
          Less:  Unallocated corporate expenses                           219,361              179,165
          ---------------------------------------------------------------------------------------------

          Total consolidated income from operations            $          189,601   $          365,611
=======================================================================================================


ASSETS:
          Dextran                                              $        6,031,832   $        5,079,095
          Veterinary products                                           4,257,160            4,090,343
          ---------------------------------------------------------------------------------------------

          Total assets from segments                                   10,288,992            9,169,438
          Corporate assets                                              1,403,467            1,405,776
          ---------------------------------------------------------------------------------------------

          Total consolidated assets                            $       11,692,459   $       10,575,214
=======================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A.       RESULTS OF OPERATIONS

During the fiscal quarter ended April 30, 2000, the Registrant's pre-tax income from operations amounted to $189,601, as compared to $365,611 for the first quarter of fiscal 2000, ended April 30, 1999. This decrease in results is primarily due to a decrease in operating profits at Dextran Products Limited ("Dextran") of $132,720, and an increase in corporate expenses of $40,196, over the same quarter in fiscal 2000. The decrease in operating profits at Dextran is primarily attributable to a decrease in margins and increased expenses during the quarter as compared to the same quarter last year, including increases in research and development costs and depreciation, as described below.

Sales volume for the first quarter of fiscal 2001 increased from $3,170,641 to $3,392,829, representing an increase of $222,188 or 7%. Vet Labs experienced a quarter over quarter increase in sales of $218,987 due to significantly increased sales in the injectable product line. The increase in sales in the injectable product line was partially offset by a decrease in sales in the liquids product line. Within the injectable product line, there was a product mix variance. Injectable iron dextran sales declined by approximately $84,000 from the first quarter in fiscal 2000. However this reduction was more than offset by increased sales of injectable vitamin products of approximately $321,000. Vet Labs continues to increase its market penetration with the vitamin products. The reduction in sales during the first quarter of fiscal 2001 in the liquids product line at Vet Labs is primarily attributable to the euthanasia products. There were no sales of these products in the first quarter of fiscal 2001 due to the regulatory problems and prohibition on sales experienced by the raw material supplier. Management expects that sales of these products will not re-commence until late in 2000, when the necessary raw materials become available. In the first quarter of fiscal 2000, sales of the euthanasia products totaled $99,452. Sales at Dextran remained constant as compared to the same quarter in fiscal 2000.

Gross margins decreased from 32% in the first quarter of fiscal 2000 to 28% in the first quarter of fiscal 2001. Dextran's quarter over quarter gross margin decreased from 46% to 43% while Vet Labs' gross margin remained relatively constant as compared to the first quarter of fiscal 2000. The margin decrease at Dextran is due to product mix variances and increased utility costs. In the first quarter of fiscal 2000, there were higher than normal sales of higher margin iron dextran product. Increased oil and gas costs in the first quarter of fiscal 2001 have contributed to higher utility costs at Dextran. The new production equipment uses more power because of its increased capacity. Management expects to realize significant cost savings from the more efficient new production equipment once the plant refurbishment is completed and production capacity is increased.

Management expects strong sales and margins to continue at Dextran. The summer months are typically slower sales months for Vet Labs as large animals are put outdoors to pasture and therefore have less need for vitamins and other supplements. Management is therefore forecasting lower sales levels in the second quarter of fiscal 2001 than were achieved in the first quarter of fiscal 2001 at Vet Labs. Margins are expected to remain steady, but the expected lower sales volume may reduce operating profits for the second quarter of fiscal 2001. However, management expects sales levels for the second quarter of fiscal 2001 to exceed sales levels achieved in the second quarter of fiscal 2000 at Vet Labs.

General and administrative expenses in the first quarter of fiscal 2001 increased by $10,597 or 3% from the first quarter of fiscal 2000 due primarily to an increase in payroll. Depreciation and amortization in the first quarter of fiscal 2001 increased by $14,532 or 11% from the first quarter of fiscal 2000 due primarily to the capital expenditures at Dextran relating to plant refurbishment. Research and development costs in the first quarter of fiscal 2001 increased by $14,247 or 18% as compared to the first quarter of fiscal 2000 due to the continued development of a raw material for a human injectable product and the cellulose sulfate project. Development costs for these products are expected to continue for the remainder of the year.

Research and development, in conjunction with the Rush Medical Center in Chicago, relating to Cellulose Sulfate gel is progressing. Pre-IND tests have indicated that this gel holds great promise as a topical prophylactic for sexually transmitted diseases, including AIDS, and as a contraceptive. Phase I human clinical trials to test the safety and tolerance of this gel were successfully completed. This trial was funded by the Consortium for Industrial Collaboration in Contraceptive Research (CICCR). The project team is moving ahead to prepare clinical supplies for long-term toxicology and further clinical trials. Management expects funding to continue from CICCR for this project.

Interest expense in the first quarter of fiscal 2001 increased by $39,912 or 115% as compared to the first quarter in fiscal 2000 due to the financing of capital expenditures for production equipment in fiscal 2000. In addition, interest expense includes imputed interest on both the share value guarantee payable, resulting from the acquisition of Vet Labs in 1992, and the lawsuit settlement payable, totaling $30,141.

Selling and promotion expenses in the first quarter of fiscal 2001 increased by $23,326 or 118% as compared to the first quarter of fiscal 2000 primarily due to the retention of a public relations firm during third quarter of fiscal 2000. There were no similar expenses in the first quarter of fiscal 2000.

Operating results for the first quarter ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ended January 31, 2001. For further information, refer to the consolidated statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended January 31, 2000.

B        LIQUIDITY AND CAPITAL RESOURCES

The Registrant in the first quarter of fiscal 2001 generated cash flow from operations of $65,170 compared to the first quarter of fiscal 2000 cash flow from operations of $74,459. This decrease of 12% is primarily attributable to a significant decrease in payables at Dextran during the first quarter of fiscal 2001, which resulted in a decrease in non-cash operating working capital. The decrease in payables is a result of Dextran paying year-end expenses and the final installments for production equipment that was manufactured in fiscal 2000. There were no significant changes in accounts receivable or inventory levels at either Dextran or Vet Labs during the first quarter of 2001.

Management has budgeted approximately $750,000 for plant refurbishment and capital equipment purchases during fiscal 2001. The majority of the $187,097 capital expenditures on plant and equipment during the first quarter of fiscal 2001 related to production and research and development equipment at Dextran. There are no production interruptions planned for the next quarter due to this refurbishment.

C        LONG TERM OBJECTIVES

At the beginning of the year, two critical long-term objectives were identified.

 1. Bring new products to market. During the first quarter, development work has continued on the cellulose sulfate project and a raw material for a human injectable product. Vet Labs is continuing development of new veterinary products.

 2. Upgrade and refurbish existing production facilities to increase capacity and efficiency. Refurbishment of the Dextran plant is continuing and planning for the next two phases is nearing completion.

FORWARD-LOOKING STATEMENTS SAFE HARBOR

This Form 10-Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to statements regarding management's expectations of regulatory approval and the commencement of sales. In addition, statements containing expressions such as "believes", "anticipates", "plans" or "expects" used in this Form 10-Q, the Company's Annual Report, and the Company's periodic reports on Forms 10-K and 10-Q previously filed with the Securities and Exchange Commission are intended to identify forward-looking statements. The Company cautions that these and similar statements in this Form 10-Q, the Company's Annual Report, and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market conditions, the progress of clinical trials, and the results obtained, the establishment of new corporate alliances, the impact of competitive products and pricing, and the timely development, FDA approval and market acceptance of the Company's products, none of which can be assured.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES
APRIL 30, 2000
INTEREST RATE SENSITIVITY

         The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. All financial instruments are held for other than trading purposes. The Company does not have a material exposure to interest rate risk.

         The table presents principal cash flows and related weighted average interest rates by expected maturity dates.



                                                             Expected Maturity Date
                                   -----------------------------------------------------------------------                   Fair
                                   31-Jan-01   31-Jan-02   31-Jan-03    31-Jan-04   31-Jan-05   Thereafter      Total        Value
                                   ---------   ---------   ---------    ---------   ---------   ----------      -----        -----
                                                                       (US$ Equivalent)
            ASSETS
Notes receivable:
    Variable rate ($US)               76,051      14,230      15,511       16,907      18,429      545,696    686,824      686,824
        Average interest rate          8.87%       9.00%       9.00%        9.00%       9.00%        9.00%      8.98%

            LIABILITIES:
Long-term debt:
    Fixed rate ($US)                 481,010     303,683     770,130        4,758         -            -    1,559,581    1,559,581
        Average interest rate          9.17%       9.13%       9.04%        9.45%       0.00%        0.00%      9.20%
    Fixed rate ($CDN)                165,543     188,048      87,098       87,934      96,182      210,231    835,036      835,036
        Average interest rate          9.04%       9.03%       9.23%        9.00%       9.00%        9.00%      9.05%
    Variable rate ($US)              (53,547)    (51,104)    (55,192)     (59,607)    (64,376)     956,572    672,747      672,747
        Average interest rate          9.00%       9.00%       9.00%        9.00%       9.00%        9.00%      9.00%

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES
APRIL 30, 2000
EXCHANGE RATE SENSITIVITY

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



                                                          Expected Maturity Date
                                 -----------------------------------------------------------------------                   Fair
                                 31-Jan-01   31-Jan-02   31-Jan-03    31-Jan-04   31-Jan-05   Thereafter      Total        Value
                                 ---------   ---------   ---------    ---------   ---------   ----------      -----        -----
                                                        (US$ Equivalent)
            LIABILITIES:
Long-term debt:
    Fixed rate ($CDN)              165,543     188,048      87,098       87,934      96,182      210,231    835,036      835,036
        Average interest rate        9.04%       9.03%       9.23%        9.00%       9.00%        9.00%      9.05%

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

                           3.2      Articles of Association of Polydex
                                    Pharmaceuticals Limited, as amended to date
                                    (filed as Exhibit 3.2 to the Registrant's
                                    Quarterly Report on Form 10-Q filed
                                    September 13, 1999, and incorporated herein by reference)

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

Date:    June 12, 2000

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