Form 10-Q
period 2000-07-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2000-09-13
CIK 317158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to _____________

                          Commission File Number 1-8366

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

                             Yes   X           No
                                -------          -------

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value                       3,030,717 shares
-------------------------------               ---------------------------------
        (Title of Class)                     (Outstanding at September 5, 2000)

                         POLYDEX PHARMACEUTICALS LIMITED

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----

PART I            FINANCIAL INFORMATION

Item 1            CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)

                  Consolidated Balance Sheets
                  July 31, 2000 and January 31, 2000...........................................................3

                  Consolidated Statements of Operations
                  Three Months ended July 31, 2000 and 1999 and
                  Six Months ended July 31, 2000 and July 31, 1999.............................................4

                  Consolidated Statements of Shareholders' Equity
                  Six Months ended July 31, 2000 and 1999......................................................5

                  Consolidated Statements of Cash Flows
                  Six Months ended July 31, 2000 and 1999......................................................6

                  Segmented Information
                  Three Months ended July 31, 2000 and 1999 and
                  Six Months ended July 31, 2000 and 1999......................................................7

Item 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................................8

Item 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK............................................................................12

PART II           OTHER INFORMATION

Item 4            SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS.............................................................................14

Item 6            EXHIBITS AND REPORTS ON FORM 8-K.............................................................15

                  Signatures...................................................................................17

                         PART I - FINANCIAL INFORMATION


Item 1.           Consolidated Financial Statements.

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets
(Expressed in United States dollars)


===========================================================================================================================
                                                                                            (Unaudited)
                                                                                               July 31          January 31
                                                                                                  2000                2000
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
       Cash                                                                         $          659,300   $         799,565
       Trade accounts receivable                                                               880,949           1,204,495
       Inventories:
             Finished goods                                                                  1,531,634           1,186,110
             Work in process                                                                    66,303              53,023
             Raw materials                                                                     565,779             678,145
             --------------------------------------------------------------------------------------------------------------
                                                                                             2,163,716           2,051,251
       Prepaid expenses and other current assets                                                46,747              73,072
       --------------------------------------------------------------------------------------------------------------------
                                                                                             3,750,712           4,128,383
Property, plant and equipment, net                                                           5,183,043           5,154,333
Patents, net                                                                                   142,520             153,611
Due from shareholder                                                                         1,392,279           1,396,615
Deferred income taxes                                                                          720,485           1,146,000
Other assets                                                                                    45,630              39,414
---------------------------------------------------------------------------------------------------------------------------

                                                                                    $       11,234,669   $      12,018,356
===========================================================================================================================




===========================================================================================================================
                                                                                            (Unaudited)
                                                                                               July 31          January 31
                                                                                                  2000                2000
---------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Bank indebtedness                                                            $           47,068   $               -
       Accounts payable                                                                      1,050,673           1,279,778
       Accrued liabilities                                                                     528,463             454,824
       Income taxes payable                                                                     22,116              17,072
       Current portion of long-term debt                                                       392,879             523,454
       Current portion of capital lease obligations                                            120,391             118,093
       --------------------------------------------------------------------------------------------------------------------
                                                                                             2,161,590           2,393,221
Long-term debt                                                                               1,001,175           1,096,473
Capital lease obligations                                                                      539,872             616,302
Due to shareholder                                                                             693,790             672,766
Deferred income taxes                                                                                -             274,960
---------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                            4,396,427           5,053,722
Shareholders' equity:
       Capital stock
             Authorized:
                  100,000 Class A preferred shares, par value $0.10 per share
                  899,400 Class B preferred shares, par value $0.0167 per share
                  10,000,000 common shares, par value $0.0167 per share
             Issued and outstanding:
                  899,400 Class B preferred shares                                              15,010              15,010
                  3,030,717 common shares (2000 - 3,021,917)                                    50,350              50,203
       Contributed surplus                                                                  23,151,085          23,121,345
       Deficit                                                                             (15,603,612)        (15,528,932)
       Accumulated other comprehensive income                                                 (774,591)           (692,992)
       --------------------------------------------------------------------------------------------------------------------
                                                                                             6,838,242           6,964,634
---------------------------------------------------------------------------------------------------------------------------
                                                                                    $       11,234,669   $      12,018,356
===========================================================================================================================

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
(Expressed in United States dollars)



===============================================================================================================================
                                                                  Quarter Ended     Quarter Ended   Year to Date   Year to Date
                                                                        July 31           July 31       July 31        July 31
                                                                           2000              1999          2000           1999
-------------------------------------------------------------------------------------------------------------------------------
Sales                                                            $    3,105,898  $      3,027,285 $   6,498,727  $   6,197,926
Cost of products sold                                                 2,278,949         2,245,541     4,718,640      4,389,648
-------------------------------------------------------------------------------------------------------------------------------
                                                                        826,949           781,744     1,780,087      1,808,278
Expenses:
       General and administrative                                       415,847           392,717       824,252        790,525
       Research and development                                         264,358           164,012       358,109        243,516
       Depreciation                                                     144,355           126,473       282,498        250,156
       Interest expense                                                  76,142            36,653       150,788         71,387
       Selling and promotion                                             38,501            33,151        81,547         52,871
       Amortization                                                       5,545             5,479        11,091         10,953
       ------------------------------------------------------------------------------------------------------------------------
                                                                        944,748           758,485     1,708,285      1,419,408
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                          (117,799)           23,259        71,802        388,870
Other income:
       Interest and other                                                 9,125             7,682        20,530         16,300
-------------------------------------------------------------------------------------------------------------------------------
                                                                          9,125             7,682        20,530         16,300
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) before the undernoted                                    (108,674)           30,941        92,332        405,170
Recovery of (provision for) income taxes                                (45,803)          (55,393)     (167,012)      (201,690)
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss) for the period                                 $     (154,477) $        (24,452)$     (74,680) $     203,480
===============================================================================================================================
Per share information:
       Earnings (loss) per common share for the period:
                Basic                                            $        (0.05) $          (0.01)$       (0.02) $        0.07
                Diluted                                          $        (0.05) $          (0.01)$       (0.02) $        0.07
==============================================================================================================================
Weighted average number of common shares
       outstanding for the period                                     3,027,567         3,016,917     3,025,684      3,016,917
==============================================================================================================================

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Unaudited)
(Expressed in United States dollars)


===============================================================================================
                                                                 Year to Date      Year to Date
                                                                      July 31           July 31
                                                                         2000              1999
------------------------------------------------------------------------------------------------
Preferred Shares:
          Balance, beginning of period                       $         15,010   $        15,010
          Private placement of preferred shares                             -                 -
          --------------------------------------------------------------------------------------
          Balance, end of period                             $         15,010   $        15,010
================================================================================================
Common Shares:
          Balance, beginning of period                       $         50,203   $        48,552
          Sale of shares under purchase contingency                         -               300
          Common share options exercised                                  147                 -
          --------------------------------------------------------------------------------------
          Balance, end of period                             $         50,350   $        48,852
================================================================================================
Contributed Surplus:
          Balance, beginning of period                       $     23,121,345   $    22,464,783
          Sale of shares under purchase contingency                         -            73,488
          Common share options exercised                               29,740                 -
          --------------------------------------------------------------------------------------
          Balance, end of period                             $     23,151,085   $    22,538,271
================================================================================================
Deficit:
          Balance, beginning of period                       $    (15,528,932)  $   (16,498,775)
          Net income (loss) for the period                            (74,680)          203,480
          --------------------------------------------------------------------------------------
          Balance, end of period                             $    (15,603,612)  $   (16,295,295)
================================================================================================
Accumulated Other Comprehensive Income:
          Balance, beginning of period                       $       (692,992)  $      (783,542)
          Currency translation adjustment for the period              (81,599)           46,152
          --------------------------------------------------------------------------------------
          Balance, end of period                             $       (774,591)  $      (737,390)
================================================================================================
Comprehensive Income for the period:
          Net income (loss) for the period                   $        (74,680)  $       203,480
          Currency translation adjustment for the period              (81,599)           46,152
          --------------------------------------------------------------------------------------
                                                             $       (156,279)  $       249,632
================================================================================================

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Expressed in United States dollars)


==================================================================================================================

                                                                                    Year to Date     Year to Date
                                                                                         July 31          July 31
                                                                                            2000             1999
------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):
Operating activities:
       Net income (loss) for the period                                           $      (74,680)  $      203,480
       Add (deduct) items not affecting cash:
             Depreciation and amortization                                               293,589          261,109
             Imputed interest on share value guarantee payable                            44,678                -
             Imputed interest on lawsuit settlement payable                               17,759                -
             Deferred income taxes                                                       140,566          190,650
             Legal expenses charged to deferred gain                                           -           (2,665)
       Change in non-cash operating working capital                                       66,777         (558,768)
       -----------------------------------------------------------------------------------------------------------
                                                                                         488,689           93,806
       -----------------------------------------------------------------------------------------------------------

Investing activities:
       Additions to property, plant and equipment and patents                           (390,440)        (537,068)
       Repayment of due from shareholder, net                                              4,336           29,360
       -----------------------------------------------------------------------------------------------------------
                                                                                        (386,104)        (507,708)
       -----------------------------------------------------------------------------------------------------------

Financing activities:
       Proceeds from long-term debt                                                       49,896           77,422
       Repayment of long-term debt                                                      (335,770)         (50,949)
       Repayment of capital lease obligations                                            (56,914)               -
       Payment of mandatorily redeemable capital stock                                         -          (50,000)
       Proceeds from (repayment of) advances from shareholder, net                        21,024           22,254
       Increase (decrease) in bank indebtedness                                           47,068           55,822
       Exercise of common share options                                                   29,887                -
       -----------------------------------------------------------------------------------------------------------
                                                                                        (244,809)          54,549
       Effect of exchange rate changes on cash                                             1,960            8,622
------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash position                                                    (140,265)        (350,731)
Cash, beginning of period                                                                799,565          655,131
------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                               $      659,300   $      304,400
==================================================================================================================

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


===================================================================================================================================

                                                        Quarter Ended        Quarter Ended        Year to Date        Year to Date
                                                              July 31              July 31             July 31             July 31
                                                                 2000                 1999                2000                1999
-----------------------------------------------------------------------------------------------------------------------------------
SALES:
          Dextran                                      $    1,331,350      $     1,283,951      $    2,554,124      $    2,527,045
          Veterinary products                               1,901,817            1,828,697           4,176,023           3,883,916
          -------------------------------------------------------------------------------------------------------------------------

          Total segment sales                               3,233,167            3,112,648           6,730,147           6,410,961
          Less:  intercompany sales elimination               127,269               85,363             231,420             213,035
          -------------------------------------------------------------------------------------------------------------------------

          Total consolidated sales                     $    3,105,898      $     3,027,285      $    6,498,727      $    6,197,926
===================================================================================================================================


INCOME (LOSS) FROM OPERATIONS:
          Dextran                                      $      132,935      $       192,082      $      375,585      $      567,452
          Veterinary products                                  (4,520)              13,249             161,792             182,655
          -------------------------------------------------------------------------------------------------------------------------

          Total income from operations from segments          128,415              205,331             537,377             750,107
          Less:  Unallocated corporate expenses               246,214              182,072             465,575             361,237
          -------------------------------------------------------------------------------------------------------------------------

          Total consolidated income from operations    $     (117,799)     $        23,259      $       71,802      $      388,870
===================================================================================================================================

ASSETS:
          Dextran                                                                               $    5,839,900      $    5,313,001
          Veterinary products                                                                        4,184,465           4,006,488
          -------------------------------------------------------------------------------------------------------------------------

          Total assets from segments                                                                10,024,365           9,319,489
          Corporate assets                                                                           1,210,304           1,128,411
          -------------------------------------------------------------------------------------------------------------------------

          Total consolidated assets                                                             $   11,234,669      $   10,447,900
===================================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a) RESULTS OF OPERATIONS

During the fiscal quarter ended July 31, 2000, the Registrant's pre-tax loss from operations amounted to $117,799, as compared to pre-tax income from operations of $23,259 for the second quarter of fiscal 2000, ending July 31, 1999. This decrease in results is primarily due to a decrease in operating profits during the quarter at Dextran Products Limited ("Dextran") of $59,147, and at Veterinary Laboratories Inc. ("Vet Labs") of $17,769 and an increase in corporate expenses of $64,142. The decrease in operating profits is primarily attributable to a significant increase in research and development expenditures as compared to the same quarter last year.

Sales volume for the second quarter of fiscal 2001 increased from $3,027,285 to $3,105,898, representing an increase of $78,613 or 3%.

Vet Labs experienced a quarter over quarter increase in sales of $73,120, or 4%, due to increases in both the liquids and boluses product lines resulting from increased demand. Sales in the injectable product line in the second quarter of fiscal 2001 were consistent with that experienced in the second quarter of fiscal 2000. Within the injectable product line, there was a product mix sales variance. Injectable iron dextran sales declined by approximately $98,000 from the second quarter in fiscal 2000. However this reduction was offset by increased sales of injectable vitamin products of approximately $100,000. Vet Labs continues to increase its market penetration with the vitamin products. Sales at Dextran remained constant as compared to the second quarter in fiscal 2000.

In the second quarter of fiscal 2001, sales of euthanasia products amounted to $186,882, as compared to $165,381 in the second quarter of fiscal 2000. During this quarter, the United States Food and Drug Administration ("FDA") granted an emergency release of raw materials by the euthanasia product supplier which allowed Vet Labs to formulate and sell such products. This release was granted due to the short supply of euthanasia products in the field. However, there continue to be federal regulatory problems with the raw material supplier. Barring future FDA emergency releases, management does not expect any further sales of these products until late in 2000, when the necessary raw materials are expected to become available.

Gross margins increased from 26% in the second quarter of fiscal 2000 to 27% in the first quarter of fiscal 2001. Dextran's quarter over quarter gross margin decreased from 40% to 36% while Vet Labs' gross margin increased from 15% to 19%. Vet Labs experienced a lower than normal gross margin in the second quarter of fiscal 2000 due to a product mix sales variance. The gross margin achieved at Vet Labs this quarter is consistent with that experienced in the first quarter this year. Management expects the gross margin at Vet Labs to continue at these levels.

The margin decrease at Dextran is primarily due to increased utility costs. Increased oil and gas costs in the second quarter of fiscal 2001 have contributed to higher utility costs at Dextran. The new production equipment uses more power because of its increased capacity. Management expects to realize significant cost savings from the more efficient new production equipment once the plant refurbishment is completed and production capacity is increased.

Management expects strong sales and margins to continue at Dextran. As expected, summer months are typically slower sales months for Vet Labs as large animals are put outdoors to pasture and therefore have less need for vitamins and other supplements. Management is therefore forecasting higher sales levels in the third quarter of fiscal 2001 than were achieved in the second quarter at Vet Labs.

General and administrative expenses in the second quarter of fiscal 2001 increased by $23,130 or 6% from the second quarter of fiscal 2000 due primarily to an increase in payroll. Depreciation and amortization in the second quarter of fiscal 2001 increased by $17,948 or 14% from the second quarter of fiscal 2000 due primarily to the capital expenditures at Dextran relating to plant refurbishment.

Research and development costs in the second quarter of fiscal 2001 increased by $100,346 or 61% as compared to the second quarter of fiscal 2000 due to the continued development of a raw material for a human injectable product and the cellulose sulfate project at Dextran, and the development of additional new products at Vet Labs. Development costs for these products are expected to continue for the remainder of the year.

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

Interest expense in the second quarter of fiscal 2001 increased by $39,489 or 108% as compared to the second quarter in fiscal 2000 due to the financing of capital expenditures for production equipment in fiscal 2000. Interest expense also includes imputed interest of $32,388 on long-term payables incurred in the fourth quarter of fiscal 2000.

Selling and promotion expenses in the second quarter of fiscal 2001 increased by $5,350 or 16% as compared to the second quarter of fiscal 2000, primarily due to the retention of a public relations firm subsequent to the second quarter of fiscal 2000.

Operating results for the quarter ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ended January 31, 2001. For further information, refer to the consolidated statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended January 31, 2000.

(b) LIQUIDITY AND CAPITAL RESOURCES

The Registrant in the second quarter of fiscal 2001 generated cash flow from operations of $423,519 compared to the second quarter of fiscal 2000 cash flow from operations of $19,347. This increase of $404,172 is primarily attributable to the large decrease in accounts receivable during the quarter. A reduction in accounts receivable turns non-cash operating working capital into cash. The decrease in accounts receivable is attributable to increased collections during the quarter.

There were no significant changes in inventory levels at either Dextran or Vet Labs during the quarter.

Management has budgeted $750,000 for plant refurbishment and capital equipment purchases during fiscal 2001. The majority of the $203,343 of capital expenditures on plant and equipment during the second quarter of fiscal 2001 related to production and research and development equipment at Dextran. There are no production interruptions planned for the next quarter due to this refurbishment.

LONG-TERM OBJECTIVES

At the beginning of the year, two critical long-term objectives were identified.

1. Bring new products to market. During the second quarter, development work has continued on the cellulose sulfate project and a raw material for a human injectable product. Vet Labs is continuing development of new veterinary products.

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

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES
JULY 31, 2000
INTEREST RATE SENSITIVITY

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. All financial instruments are held for other than trading purposes. The Company does not have a material exposure to interest rate risk.

     The table presents principal cash flows and related weighted average interest rates by expected maturity dates.


                                                            Expected Maturity Date
                                    --------------------------------------------------------------------                Fair
                                    31-Jan-01   31-Jan-02   31-Jan-03  31-Jan-04  31-Jan-05   Thereafter     Total      Value
                                    ---------   ---------   ---------  ---------  ---------   ----------     -----      -----
                                                                       (US$ Equivalent)
                ASSETS
     Notes receivable:
        Variable rate ($US)           46,051      11,530      12,568     13,699     14,932     588,044      686,824      686,824
            Average interest rate       8.87%       9.00%       9.00%      9.00%      9.00%       9.00%        8.98%

                LIABILITIES:
     Long-term debt:
        Fixed rate ($US)             377,062     266,843     909,022      4,758          -           -    1,557,685    1,557,685
            Average interest rate       9.19%       9.14%       9.03%      9.45%      0.00%       0.00%        9.20%
        Fixed rate ($CDN)            165,543     188,048      87,098     87,934     96,182     210,231      835,036      835,036
            Average interest rate       9.04%       9.03%       9.23%      9.00%      9.00%       9.00%        9.05%
        Variable rate ($US)          (53,547)    (46,820)    (50,565)   (54,611)   (58,979)    883,722      619,200      619,200
            Average interest rate       9.00%       9.00%       9.00%      9.00%      9.00%       9.00%        9.00%

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES
JULY 31, 2000
EXCHANGE RATE SENSITIVITY

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


                                                                Expected Maturity Date
                                     ----------------------------------------------------------------------------        Fair
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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The 2000 Annual General Meeting of the Members was held on June 22, 2000.

         (b)  Not applicable.

         (c) At the Annual Meeting, Mr. George G. Usher and Mr. Thomas C. Usher were elected as directors of the Company to hold office for a three-year term expiring at the Annual General Meeting of the Members held in 2003 or until successors are duly elected and qualified. The tabulation of votes in person or by proxy at the Annual Meeting with respect to Mr. George G. Usher's and Mr. Thomas C. Usher's election are as follows:


                                                                       Against or       Abstain and
                           Class                     For               Withheld         Non-Votes
                           -----                     ---               --------         ---------
George G.                  Common Shares             1,928,386             26,227       1,074,060
Usher                      Class B Preferred         1,798,800(1)          --                 --
                             Shares

Thomas C.                  Common Shares             1,928,121             26,492       1,074,060
Usher                      Class B Preferred         1,798,800(1)          --                 --
                             Shares

------------
(1) the 899,400 outstanding Class B Preferred Shares of the Company have two votes per share.

              The Shareholders of the Company also approved a proposal to authorize the Board of Directors of the Company to appoint the Company's independent public accountants and fix their remuneration ("Proposal No. 2"). The tabulation of votes present in person or by proxy at the Annual Meeting with respect to the foregoing proposal is as follows:


                                                                       Against or       Abstain and
                           Class                     For               Withheld         Non-Votes
                           -----                     ---               --------         ---------
Proposal No. 2             Common Shares             1,949,114              5,500       1,074,059
                           Class B Preferred         1,798,800(1)          --                 --
                             Shares

------------
(1) the 899,400 outstanding Class B Preferred Shares of the Company have two votes per share.

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

         10.5 Research Agreement among Dextran Products Limited, Canadian Microbiology Consortium, British Columbia's Children's Hospital and the University of British Columbia, dated April 1, 1996 (filed as Exhibit 10.4 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)

         10.6 Joint Venture Agreement among Chemdex, Inc., Veterinary Laboratories Inc. and Sparhawk Laboratories, Inc., dated December 1, 1992 (filed as Exhibit 10.5 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)

         10.7 Manufacturing Agreement among Sparhawk Laboratories, Inc., Agri Laboratories, Ltd. and Veterinary Laboratories Inc., dated September 23, 1996 (filed as Exhibit 10.6 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)

         10.8 Stock Sale and Purchase Agreement between Continental Grain Company and Polydex Pharmaceuticals Limited dated October 30, 1992, as amended on November 22, 1996 (filed as Exhibit 10.8 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)

         27   Financial Data Schedule
----------------

*  Indicates a management contract or compensatory plan or arrangement


         (b)  Reports on Form 8-K

              Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 11, 2000


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