Form 10-Q
period 2000-10-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2000-12-14
CIK 317158

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2000
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-8366

POLYDEX PHARMACEUTICALS LIMITED
(Exact name of registrant as specified in its charter)

Commonwealth of the Bahamas (State or other jurisdiction of incorporation or organization)	None (I.R.S. Employer Identification No.)

421 Comstock Road, Toronto, Ontario, Canada M1L 2H5
(Address of principal executive offices)

(416) 755-2231
Registrant's telephone number, including area code

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value (Title of Class)	3,030,717 shares (Outstanding at December 6, 2000)

POLYDEX PHARMACEUTICALS LIMITED
TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
Item 1	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
	Consolidated Balance Sheets October 31, 2000 and January 31, 2000	3
	Consolidated Statements of Operations Three Months ended October 31, 2000 and 1999 and Nine Months ended October 31, 2000 and 1999	4
	Consolidated Statements of Shareholders' Equity Nine Months ended October 31, 2000 and 1999	5
	Consolidated Statements of Cash Flows Nine Months ended October 31, 2000 and 1999	6
	Segmented Information Three Months ended October 31, 2000 and 1999 and Nine Months ended October 31, 2000 and 1999	7
Item 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8
Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11
PART II	OTHER INFORMATION
Item 6	EXHIBITS AND REPORTS ON FORM 8-K	13
	Signatures	14

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(Expressed in United States dollars)

	(Unaudited) October 31 2000	January 31 2000
Assets
Current assets:
Cash	$476,282	$799,565
Trade accounts receivable	1,455,519	1,204,495
Inventories:
Finished goods	1,280,604	1,430,329
Work in process	110,712	30,188
Raw materials	609,294	590,734

	2,000,610	2,051,251
Prepaid expenses and other current assets	111,089	73,072

	4,043,500	4,128,383
Property, plant and equipment, net	5,080,116	5,154,333
Patents, net	136,974	153,611
Due from Sparhawk Laboratories Inc.	9,328	—
Due from shareholder	1,381,394	1,396,615
Deferred income taxes	615,002	1,146,000
Other assets	38,320	39,414

	$11,304,634	$12,018,356

Liabilities and Shareholders' Equity
Current liabilities:
Bank indebtedness	$85,784	$—
Accounts payable	1,062,577	1,279,778
Accrued liabilities	695,983	454,824
Income taxes payable	18,335	17,072
Current portion of long-term debt	336,854	523,454
Current portion of capital lease obligations	119,841	118,093

	2,319,374	2,393,221
Long-term debt	942,028	1,096,473
Capital lease obligations	494,814	616,302
Due to shareholder	710,178	672,766
Deferred income taxes	—	274,960

Total liabilities	4,466,394	5,053,722
Shareholders' equity:
Capital stock
Authorized:
100,000 Class A preferred shares, par value $0.10 per share
899,400 Class B preferred shares, par value $0.0167 per share
10,000,000 common shares, par value $0.0167 per share
Issued and outstanding:
899,400 Class B preferred shares	15,010	15,010
3,030,717 common shares (2000—3,021,917)	50,350	50,203
Contributed surplus	23,169,085	23,121,345
Deficit	(15,541,311)	(15,528,932)
Accumulated other comprehensive income	(854,894)	(692,992)

	6,838,240	6,964,634

	$11,304,634	$12,018,356

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(Expressed in United States dollars)

	Quarter Ended October 31 2000	Quarter Ended October 31 1999	Year to Date October 31 2000	Year to Date October 31 1999
Sales	$4,053,774	$3,674,392	$10,552,501	$9,872,318
Cost of products sold	3,027,483	2,562,712	7,746,123	6,952,360

	1,026,291	1,111,680	2,806,378	2,919,958
Other Revenue	182,400	—	182,400	—
Expenses:
General and administrative	408,630	431,887	1,232,882	1,222,412
Research and development	348,635	186,608	706,744	430,124
Depreciation	149,494	124,399	431,992	374,555
Interest expense	73,915	44,476	224,703	115,863
Selling and promotion	40,447	33,479	121,994	86,350
Amortization	5,546	5,480	16,637	16,433

	1,026,667	826,329	2,734,952	2,245,737

Income (loss) from operations	182,024	285,351	253,826	674,221
Other income:
Interest and other	5,004	7,818	25,534	24,118

Income before the undernoted	187,028	293,169	279,360	698,339
Provision for income taxes	(124,727)	(77,020)	(291,739)	(278,710)

Net income (loss) for the period	$62,301	$216,149	$(12,379)	$419,629

Per share information:
Earnings (loss) per common share for the period:
Basic	$0.02	$0.07	$(0.00)	$0.14
Diluted	$0.02	$0.07	$(0.00)	$0.14

Weighted average number of common shares outstanding for the period	3,030,717	3,016,917	3,026,942	3,016,917

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Unaudited)

(Expressed in United States dollars)

	Year to Date October 31 2000	Year to Date October 31 1999
Preferred Shares:
Balance, beginning of period	$15,010	$15,010
Private placement of preferred shares	—	—

Balance, end of period	$15,010	$15,010

Common Shares:
Balance, beginning of period	$50,203	$48,552
Sale of shares under purchase contingency	—	300
Common share options exercised	147	—

Balance, end of period	$50,350	$48,852

Contributed Surplus:
Balance, beginning of period	$23,121,345	$22,464,783
Sale of shares under purchase contingency	—	73,488
Common share options exercised	29,740	—
Common share options granted	18,000	—

Balance, end of period	$23,169,085	$22,538,271

Deficit:
Balance, beginning of period	$(15,528,932)	$(16,498,775)
Net income (loss) for the period	(12,379)	419,629

Balance, end of period	$(15,541,311)	$(16,079,146)

Accumulated Other Comprehensive Income:
Balance, beginning of period	$(692,992)	$(783,542)
Currency translation adjustment for the period	743,342	47,744

Balance, end of period	$50,350	$(735,798)

Comprehensive Income for the period:
Net income (loss) for the period	$(12,379)	$419,629
Currency translation adjustment for the period	743,342	47,744

	$730,963	$467,373

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

	Year to Date October 31 2000	Year to Date October 31 1999
Cash provided by (used in):
Operating activities:
Net income (loss) for the period	$(12,379)	$419,629
Add (deduct) items not affecting cash:
Depreciation and amortization	448,629	390,988
Imputed interest on long-term debt	62,437	—
Expenses related to granting of common share options	18,000	—
Deferred income taxes	238,159	265,160
Legal expenses charged to deferred gain	—	(11,194)
Change in non-cash operating working capital	(247,118)	(400,032)

	507,728	664,551

Investing activities:
Additions to property, plant and equipment and patents	(521,102)	(1,050,613)
Repayment of due from shareholder, net	15,221	46,610

	(505,881)	(1,004,003)

Financing activities:
Proceeds from long-term debt	49,896	77,422
Repayment of long-term debt	(448,937)	(83,252)
Repayment of capital lease obligations	(85,727)	—
Payment of mandatorily redeemable capital stock	—	(100,000)
Proceeds from (repayment of) advances from shareholder, net	37,412	25,359
Increase (decrease) in bank indebtedness	85,784	—
Exercise of common share options	29,887	—

	(331,685)	(80,471)
Effect of exchange rate changes on cash	6,555	10,030

Increase (decrease) in cash position	(323,283)	(409,893)
Cash, beginning of period	799,565	655,131

Cash, end of period	$476,282	$245,238

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

Dextran—	Manufactures and sells bulk quantities of dextran and several of its derivatives to large pharmaceutical companies throughout the world.
Veterinary Products—
Manufactures and sells veterinary pharmaceutical products and specialty chemicals in the United States. The primary customers are distributors and private labelers, who in turn sell to the end-user of these products.
	Quarter Ended October 31 2000	Quarter Ended October 31 1999	Year to Date October 31 2000	Year to Date October 31 1999
Sales:
Dextran	$1,295,709	$1,317,412	$3,849,833	$3,844,457
Veterinary products	2,886,175	2,527,543	7,062,198	6,411,459

Total segment sales	4,181,884	3,844,955	10,912,031	10,255,916
Less: intercompany sales elimination	128,110	170,563	359,530	383,598

Total consolidated sales	$4,053,774	$3,674,392	$10,552,501	$9,872,318

Income from operations:
Dextran	$118,097	$283,534	$493,682	$850,986
Veterinary products	357,310	210,062	519,102	392,717

Total income from operations from segments	475,407	493,596	1,012,784	1,243,703
Less: Unallocated corporate expenses	293,383	208,245	758,958	569,482

Total consolidated income from operations	$182,024	$285,351	$253,826	$674,221

Assets:
Dextran			$5,509,822	$5,327,810
Veterinary products			4,398,928	4,240,391

Total assets from segments			9,908,750	9,568,201
Corporate assets			1,395,884	1,492,361

Total consolidated assets			$11,304,634	$11,060,562

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a) Results of Operations

    During the fiscal quarter ended October 31, 2000, the Registrant's pre-tax income from operations amounted to $182,024, as compared to $285,351 for the third quarter of fiscal 2000, ended October 31, 1999. This decrease in results is primarily due to a decrease in operating profits during the quarter, as compared to the third quarter of fiscal 2000, at Dextran Products Limited ("Dextran") of $165,437 and an increase in corporate expenses of $85,138. These decreases were partially offset by an increase in operating profits during the quarter, as compared to the third quarter of fiscal 2000, at Veterinary Laboratories Inc. ("Vet Labs") of $147,248. The increase in operating profits at Vet Labs is primarily attributable to an increase in margin resulting from sales increases and a decrease in research and development expenses as compared to the same quarter last year. The decrease in operating profits at Dextran is primarily attributable to a significant decrease in margin as compared to the same quarter last year.

    Sales volume for the third quarter of fiscal 2001 increased from $3,674,392 to $4,053,774, representing an increase of $379,382 or 10%.

    Vet Labs experienced an increase in sales of $358,632 or 14% in the third quarter of fiscal 2001, compared to the third quarter of fiscal 2000, due to increases in all product lines resulting from increased demand. Vet Labs continues to have strong sales of the injectable vitamin products. As in the previous quarter, there continues to be regulatory problems with the raw material supplier of the euthanasia products. The shortage of raw materials did not have a significant impact on sales in third quarter and is not expected to have a significant impact on sales in the fourth quarter. Sales at Dextran remained constant as compared to the third quarter in fiscal 2000.

    Gross margins decreased from 30% in the third quarter of fiscal 2000 to 25% in the third quarter of fiscal 2001. Dextran's quarter over quarter gross margin decreased from 41% to 31% while Vet Labs' gross margin increased from 19% to 22%. The increase in margin at Vet Labs is a result of the significantly increased sales levels, particularly in the higher margin injectable product line. Management expects the gross margin at Vet Labs to continue to be in the range of 20% to 22%.

    The margin decrease at Dextran is primarily due to increased utility costs. Increased oil and gas costs in the third quarter of fiscal 2001 have contributed to higher utility costs at Dextran. The new production equipment uses more power because of its increased capacity. Management expects to realize significant cost savings from the more efficient new production equipment once the plant refurbishment is completed and production capacity is increased. These higher oil and gas costs have also contributed to higher costs of raw materials.

    Management expects sales and margins at Dextran to continue at levels consistent with the sales and margins achieved during the third quarter of fiscal 2001. Management expects sales levels in the fourth quarter of fiscal 2001 to be consistent with sales levels in the fourth quarter of fiscal 2000 at Vet Labs. Third quarter is typically the highest sales levels of the year at Vet Labs due to distributors stocking up on inventory for the winter season as animals are brought in from pasture.

    Other revenue in the third quarter of fiscal 2001 amounted to $182,400. This revenue resulted from the sale of a developmental batch of raw material for a human injectable product. There was no similar revenue in the prior year.

    General and administrative expenses in the third quarter of fiscal 2001, as compared to the third quarter of fiscal 2000, decreased by $23,257 or 5% from the third quarter of fiscal 2000 due primarily to general cost control measures. Depreciation and amortization in the third quarter of fiscal 2001 increased by $25,161 or 19% from the third quarter of fiscal 2000 due primarily to the capital expenditures at Dextran relating to plant refurbishment.

    Research and development expense in the third quarter of fiscal 2001, as compared to the third quarter of fiscal 2000, increased by $162,027 or 87% due to the continued development of a raw material for a human injectable product and the cellulose sulfate project at Dextran, and the development of new products at Vet Labs. Development costs for these products are expected to continue for the remainder of the year.

    Research and development, in conjunction with the Rush Medical Center in Chicago, relating to Cellulose Sulfate gel is progressing. Pre-IND tests have indicated that this gel holds great promise as a topical prophylactic for sexually transmitted diseases, including AIDS, and as a contraceptive. One Phase I human clinical trial to test the safety and tolerance of this gel was successfully completed. This trial was funded by the Consortium for Industrial Collaboration in Contraceptive Research (CICCR). The project team is moving ahead to prepare clinical supplies for long-term toxicology and further clinical trials. Management expects funding to continue from CICCR for this project.

    Interest expense in the third quarter of fiscal 2001 increased by $29,439 or 66% as compared to the third quarter in fiscal 2000 due to imputed interest of $26,246 on long-term payables incurred in the fourth quarter of fiscal 2000 and the financing of capital expenditures for production equipment in fiscal 2000.

    Selling and promotion expenses in the third quarter of fiscal 2001 increased by $6,968 or 21% as compared to the third quarter of fiscal 2000 primarily due to imputed compensation costs related to common share options granted to independent contractors.

    Operating results for the quarter ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ended January 31, 2001. For further information, refer to the consolidated statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended January 31, 2000.

(b) Liquidity and Capital Resources

    The Registrant in the third quarter of fiscal 2001 generated cash flow from operations of $19,039 compared to the third quarter of fiscal 2000 cash flow from operations of $570,745. This decrease of $551,706 is primarily attributable to the large increase in accounts receivable during the quarter, resulting from the significant increase in sales during the quarter.

    There were no significant changes in inventory levels at either Dextran or Vet Labs during the quarter.

    The majority of the $130,662 of capital expenditures on plant and equipment during the third quarter of fiscal 2001 related to production equipment at Dextran. For the nine months ended October 31, 2000, approximately $300,000 has been spent on plant refurbishment at Dextran. Although plant refurbishment is continuing at Dextran, there are no major capital expenditures planned during the fourth quarter of fiscal 2001. There are no production interruptions planned for the next quarter due to this refurbishment.

    During the third quarter of fiscal 2001, management negotiated an extension of payment terms on the long-term debt due to ContiGroup Companies, Inc. Under the new terms, semi-annual repayments of $90,000 will be required on May 1 and November 1 each year commencing May 1, 2001 with a final lump-sum payment of $105,343 on November 1, 2004.

Long-term Objectives

    At the beginning of the year, two critical long-term objectives were identified.

  1.
  Bring new products to market. During the third quarter, development work has continued on the cellulose sulfate project and a raw material for a human injectable product. Vet Labs is continuing development of new veterinary products. The product development focus at Vet Labs is currently on new licensed products primarily in the area of antibiotics.

  2.
  Upgrade and refurbish existing production facilities to increase capacity and efficiency. Implementation of the refurbishment plan of the Dextran plant is continuing. Management is committed to minimizing production interruptions during this refurbishment.

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

October 31, 2000

Interest Rate Sensitivity

    The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. All financial instruments are held for other than trading purposes. The Company does not have a material exposure to interest rate risk.

    The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
	31-Jan-01	31-Jan-02	31-Jan-03	31-Jan-04	31-Jan-05	Thereafter	Total	Fair Value
	(US$ Equivalent)
Assets
Notes receivable:
Variable rate ($US)	34,272	10,630	11,587	12,630	13,767	602,160	685,046	685,046
Average interest rate	8.87%	9.00%	9.00%	9.00%	9.00%	9.00%	8.98%
Liabilities:
Long-term debt:
Fixed rate ($US)	388,570	331,646	487,241	163,451	186,777	—	1,557,685	1,557,685
Average interest rate	9.19%	9.13%	9.06%	9.01%	9.00%	0.00%	9.08%
Fixed rate ($CDN)	159,180	180,820	83,750	84,554	92,485	202,150	802,938	802,938
Average interest rate	9.04%	9.03%	9.23%	9.00%	9.00%	9.00%	9.05%
Variable rate ($US)	(53,547)	(46,820)	(50,565)	(54,611)	(58,979)	883,722	619,200	619,200
Average interest rate	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES

October 31, 2000

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

    The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
								Fair Value
	31-Jan-01	31-Jan-02	31-Jan-03	31-Jan-04	31-Jan-05	Thereafter	Total
	(US$ Equivalent)
Liabilities:
Long-term debt:
Fixed rate ($CDN)	159,180	180,820	83,750	84,554	92,485	202,150	802,938	802,938
Average interest rate	9.04%	9.03%	9.23%	9.00%	9.00%	9.00%	9.05%

PART II—OTHER INFORMATION

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

Date: December 14, 2000	POLYDEX PHARMACEUTICALS LIMITED (Registrant)
	By:	/s/ GEORGE G. USHER George G. Usher Chairman, President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ SHARON L. WARDLAW Sharon L. Wardlaw Treasurer, Secretary and Chief Financial and Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
27	Financial Data Schedule

QuickLinks

POLYDEX PHARMACEUTICALS LIMITED TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements.
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS SAFE HARBOR
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX