Form 10-K
period 2001-01-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2001-05-01
CIK 317158

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2001

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

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and ask prices of such stock as of April 23, 2001: $10,444,795.

    The number of Common Shares outstanding as of April 23, 2001: 3,027,477.

Documents Incorporated By Reference

    Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 22, 2001, are incorporated by reference into Part III.

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

Description, Usage and Regulated Aspects of the Products

    The operations of the Registrant are presently carried on through Dextran Products and Vet Labs. These subsidiaries operate in two industry segments: the manufacture and sale of Dextran and derivatives and the manufacture and sale of veterinary pharmaceutical products.

Iron Dextran

    Iron Dextran is a derivative of Dextran produced by complexing Iron with Dextran. Iron Dextran is injected into most pigs at birth as a treatment for anemia.

    Sales presently are being made by the Registrant in the following countries, which have approved the use of Iron Dextran for animals, require no approval, or accept the Canadian registration: Canada, Denmark, France, Switzerland, Hong Kong, Germany, the Netherlands, Finland, Ecuador, Thailand, Hungary, Italy, Malaysia, the Philippines, Japan, Brazil, Korea, Spain, Sweden, Israel, New Zealand, Mexico, Costa Rica, and Australia. In the United States, sale for veterinary use requires the approval of the U.S. Food and Drug Administration (the "FDA"). Chemdex has FDA approval for veterinary use of Iron Dextran in the United States. For classification purposes, the Registrant treats these sales of the Iron Dextran raw materials as sales of Iron Dextran.

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

Sales, Distribution and Reliance Upon Foreign Countries

Iron Dextran and Dextran Sulphate

    The Registrant sells Iron Dextran on an exclusive basis in certain countries and on a non-exclusive basis elsewhere. Dextran Sulphate is sold on a non-exclusive basis throughout the world. For the fiscal year ended January 31, 2001, no single customer accounted for 10% or more of total sales.

    The Registrant has not changed its mode of distribution of Iron Dextran or Dextran Sulphate during the past fourteen fiscal years. The Registrant sells its product primarily to independent distributors and wholesalers throughout the world. Orders are forwarded to the Registrant's manufacturing facilities in Toronto, Ontario, Canada where they are processed and shipped. The Canadian Embassies and Consulates in various countries also assist the Registrant by making available information regarding the Registrant and its products.

Veterinary Products

    All of the sales of Vet Labs for the fiscal year ended January 31, 2001 were within the United States. Distribution is achieved through private label buying groups who then distribute to their own distributors, and through full service independent distributors who purchase products under Vet Labs' house labels. Private label products accounted for approximately 85% of sales with house label sales contributing approximately 11%. In addition, Vet Labs also does "contract filling" for other industry companies. Four customers (all private label buying groups) accounted for 69% of sales at Vet Labs, with individual customer shares ranging from less than 1% to 22%. Management does not anticipate a significant decrease in sales volume from any of these customers.

Working Capital Requirements

    There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect upon the Registrant's working capital.

Patents, Trademarks and Licenses

Iron Dextran

    Effective February 1, 1995, the Registrant entered into an agreement with Novadex Corp., an affiliated company, whereby Novadex Corp. granted the Registrant the exclusive worldwide license to use a certain process developed by Novadex Corp. for producing Iron Dextran. This process allows the Registrant to produce Iron Dextran at a lower cost than would otherwise be possible. The license agreement expires when the related patent expires. The Registrant pays a license fee based on production volumes. Upon the expiration of the license, the technology relating to the process described above will belong to the Registrant, with no further obligation to make royalty payments to Novadex Corp.

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

    During the last fiscal year U.S. patent number 6,063,773, was granted to the Registrant and Co-inventors entitled "Cellulose Sulphate for use as Antimicrobial and Contraceptive Agent". Further clinical trials are planned to show its safety and efficacy.

Cystic Fibrosis

    Effective April 1, 1994, the Registrant entered into a Research Agreement (the "UBC Research Agreement") with an affiliated company and the University of British Columbia ("UBC"). On April 1, 1996, the UBC Research Agreement was amended and expanded to include a number of Canadian hospitals. Under the terms of the UBC Research Agreement, the Registrant has agreed to provide equipment and funding in return for continuing research on cystic fibrosis to be carried out in connection with two patents issued in 1996. U.S. patent number 5,441,938 is held jointly by UBC and the Registrant, whereas U.S. patent number 5,514,665 is held by UBC and licensed to the Registrant. In conjunction with the UBC Research Agreement, UBC granted the Registrant, through a sub-licensing agreement with an affiliated company, an exclusive worldwide license to manufacture, distribute and sell products derived or developed from the research performed. During fiscal 2000, the Registrant and UBC licensed the cystic fibrosis product to BCY Lifesciences Inc. (formerly BCY Ventures Inc.) ("BCY Lifesciences") of Vancouver, British Columbia, Canada. Under this license agreement, BCY Lifesciences will pay a royalty to both the Registrant and UBC based on sales and sublicensing revenue in return for the exclusive right to sublicense, manufacture, distribute and sell the developed products.

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

    The Registrant is dependent upon a single source for a certain raw material used in the production of Dextran Sulphate. Such supply was adequate in fiscal 2001 and no shortages are anticipated in the near term. However, any curtailment in availability of such raw material could be accompanied by production or other delays as well as increased raw material costs, with consequent adverse effect on the Registrant's results of operations.

Veterinary Products

    The Registrant has no long-term contracts with any of its suppliers. Other than with respect to euthanasia products, raw materials are readily available from a variety of suppliers at competitive prices in the market. The sole supplier of euthanasia product Pentobarbital has experienced regulatory problems. Future sales of euthanasia products will be limited until the supplier resolves these issues or until another manufacturer is approved.

Backlog and Seasonality

    The Registrant's backlog as at January 31, 2001 was approximately $1,600,000 whereas backlog as at January 31, 2000 was approximately $1,500,000. All of these orders are expected to be filled within the current fiscal year. The Registrant's business is not seasonal to any material extent.

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

Research and Development

    During the fiscal years ended January 31, 2001, 2000, and 1999, the Registrant expended $1,158,729, $677,111, and $234,825 respectively, on research and development relating primarily to the development of Cellulose Sulphate and a raw material for a human pharmaceutical product. The fiscal 2001 increase is due to the work on the Cellulose Sulphate product and ongoing work on the human pharmaceutical project. During the years ended January 31, 2001, 2000 and 1999, the Registrant recognized investment tax credit benefits of $52,246, $39,794 and $201,762.

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

Employees

    As of March 31, 2001, the Registrant employed 86 employees, of whom 55 were engaged in production, 18 in quality control, 2 in research and development, 9 in administration and 2 in marketing and sales activities. Of such employees, 57 were employed by Vet Labs and 29 by Dextran Products. None of the Registrant's employees are covered by collective bargaining agreements. Management considers its relations with employees to be good.

Recent Developments—New Products

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

Cystic Fibrosis

    Cystic fibrosis is a genetic disease which causes a cascade of effects, the most severe being a build up of mucus in the lungs. This mucus is difficult to remove and also permits the colonization of bacteria which then cause secondary infections and often death. Research in collaboration with the University of British Columbia has shown that a special form of Dextran, Usherdex 4, is effective in preventing the colonization of bacteria in the mouth and in stimulating the macrophages in the lungs to remove the bacteria present and lessen secondary infections. BCY Lifesciences Inc. has been granted the exclusive right to sublicense, manufacture, distribute and sell any commercial products developed from Usherdex 4. BCY Lifesciences successfully completed an animal toxicology study during fiscal 2001.

Cellulose Sulphate

    As discussed above, research is underway in the United States to evaluate the use of this material as a contraceptive gel with antiviral capabilities. During fiscal year 2000, the Registrant successfully completed a Phase I human clinical trial with support from the Consortium for Industrial Collaboration in Contraceptive Research ("CICCR"). Should continued positive results be generated from this work, the Registrant has been advised that the funding from CICCR will continue through Phase II trials. The Registrant maintains an exclusive worldwide license for this product.

Segmented Information

    The information regarding the geographic distribution of revenue, operating results and assets set forth in Note 15 to the Registrant's Consolidated Financial Statements included in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 2001 is incorporated herein by reference.

ITEM 2.  PROPERTIES

    The Registrant's wholly-owned subsidiary, Polydex Chemicals (Canada) Limited, maintains its executive and sales offices and its manufacturing plant of approximately 30,000 square feet in Toronto, Ontario, Canada.

    The Registrant operates a fermentation plant in Toronto, Ontario, Canada, having the capacity to produce both 10% and 20% Iron Dextran at the rate of up to 11,000 liters a week (there are 1.057 quarts in one liter). Present production is approximately 8,000 liters a week. Complexing of the Iron Dextran takes place in Toronto, Ontario, Canada.

    Dextran Sulphate presently is manufactured at the Registrant's plant in Toronto, Ontario, Canada where reactors and spray drying equipment are available. The Registrant presently manufactures approximately 250 kilos of Dextran Sulphate per quarter (there are 2.2 pounds in one kilo), and has the capacity to manufacture 500 kilos per month simultaneously with the 11,000 liters per week of Iron Dextran.

    The Toronto facility has been divided into 11 discrete production areas identified for refurbishment. During fiscal 2001 further planning was carried out but no significant work undertaken so that all available resources could be focussed on the research projects. It is planned that work will be started in fiscal 2002.

    Through its subsidiary, Vet Labs, the Registrant manufactures tablets and boluses, internal and external solutions, ointments, powders and injectable products. The manufacturing facility is located on 8 acres of land in Lenexa, Kansas. The plant is 55,000 square feet with separate production areas for each of the above product groups. The plant has the capacity to manufacture over 200,000 boluses per day, 4,000 gallons of liquids per day, 1,500 pounds of powder per day and 1,000 gallons of injectable products per day. The facility is currently running at approximately 50% of capacity.

    Each of the properties described above is owned by the Registrant. Management believes that the Registrant's facilities are adequate for its present requirements. These facilities have additional capacity for expansion of production of existing and new products. The Registrant considers its current equipment to be in good condition and suitable for the operations involved.

ITEM 3.  LEGAL PROCEEDINGS

    There are no pending legal proceedings to which the Registrant or any of its subsidiaries is a party, or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the Registrant's fourth quarter ended January 31, 2001.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company's shares are listed for trading on the Nasdaq SmallCap Market System under the symbol POLXF, and on the Boston Stock Exchange under the symbol PXL.

    The reported high and low bid prices of the common shares on the Nasdaq SmallCap Market System for the past two calendar years were as follows (similar prices were quoted on the Boston Stock Exchange):

(Low and High Bid)
Stock Price Quarter Ended
	2001	2000	1999
March 31	$3.063-3.125	$7.875-9.250	$2.375-2.500
June 30		5.031-5.063	4.625-4.625
September 30		4.906-5.688	2.781-2.781
December 31		2.469-4.000	3.938-4.438

    The quotations set out above represent prices for the specific dates between dealers and do not include retail mark-up, mark-down or commission. They do not represent actual transactions. These quotations have been supplied by the National Association of Securities Dealers, Inc.

    As of April 23, 2001 there were approximately 726 holders of record of the Company's Common Shares.

    The Company has paid no dividends in the past and does not consider likely the payment of any dividends in the foreseeable future.

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

ITEM 6.  SELECTED FINANCIAL DATA

Polydex Pharmaceuticals Limited

Financial Highlights

January 31, 2001

	2001	2000	1999	1998	1997
Sales from continuing operations	13,646,158	13,096,449	11,721,020	9,842,365	9,344,089
Net income from continuing operations	131,284	969,843	572,393	488,162	122,390
Net income per common share	0.04	0.32	0.19	0.17	0.04
Total Assets	11,217,326	11,814,833	10,456,264	9,740,947	8,627,517
Long-term borrowings	2,031,660	2,385,541	1,158,187	1,478,578	1,555,551

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company's fiscal year ends on January 31st therefore fiscal year 2001 refers to the Company's year ended January 31, 2001. The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Results of Operations

    The operations of the Company are carried on through Dextran Products Limited ("Dextran Products") in Canada and through Chemdex, Inc. ("Chemdex") in the United States. The operations of Chemdex are carried on through its wholly-owned subsidiary, Veterinary Laboratories, Inc. ("Vet Labs"). Each of Dextran Products and Chemdex operates as a strategic business unit. Dextran Products manufactures and sells bulk quantities of Dextran and several of its derivatives to large pharmaceutical companies throughout the world. Chemdex manuafactures and sells veterinary pharmaceutical products and specialty chemicals in the United States. The primary customers are distributors and private labelers, who in turn sell to the end-user of these products.

    Sales of the Company increased 4% or $549,709 to $13,646,158 in fiscal 2001 from $13,096,449 in fiscal 2000. The growth in sales was primarily due to a greater volume at Chemdex, where sales increased by 4% or $321,878 to $9,142,855 in fiscal 2001 from $8,820,977 in fiscal 2000, and accounted for 67% of the Company's sales in each of fiscal 2001 and 2000. Sales of the Company increased 12% or $1,375,429 to $13,096,449 in fiscal 2000 from $11,721,020 in fiscal 1999. The sales increase in 2000 was also primarily attributable to increased sales at Chemdex.

    Chemdex products are broken down into 4 product lines. Injectables is the largest product line accounting for 64% and 65% of Chemdex sales for fiscal 2001 and fiscal 2000, respectively. Sales of injectable products increased by 3% or $169,894 to $5,882,513 in fiscal 2001 from $5,712,619 in fiscal 2000 due to general market trends and a particularly strong fall market. Management expects the sales to continue to track with the general market in fiscal 2002. Management's expectations for the general market in fiscal 2002 are that sales will be consistent or slightly down. Management is planning for the introduction of two to three new products for the fourth quarter of fiscal 2002, pending regulatory approval. Sales trends are expected to increase in fiscal 2003 and beyond with the introduction of these and other new products in the coming years.

    Sales at Dextran Products increased by 5% or $227,831 to $4,503,303 in fiscal 2001 from $4,275,472 in fiscal 2000, and accounted for 33% of the Company's sales in each of fiscal 2001 and 2000. Demand for Dextran and related products remained strong during the year and management expects such strong demand to continue. Sales levels are expected to increase slightly next year.

    The Company's gross profit increased 1% or $23,783 to $3,647,296 in fiscal 2001 from $3,623,513 in fiscal 2000. As a percentage of sales, the Company's gross profit decreased to 27% from 28% in fiscal 2001. Chemdex' gross profit decreased 6% or $109,850 to $1,768,305 in fiscal 2001 from $1,878,155 in fiscal 2000. As a percentage of sales, Chemdex' gross profit decreased to 19% in fiscal 2001 from 21% in fiscal 2000. This decrease in gross profit at Chemdex was attributable to increases in energy costs, labor rates and product mix. Energy cost increases resulted in cost increases for utilities and freight. Chemdex had increased sales volume in its liquids and solid dosage product lines, which are more labor-intensive and lower margin product lines. Management anticipates the approval of several Abbreviated New Animal Drug Applications ("ANADAs") during the coming years. Management believes that these approvals will result in an increase in profit margins.

    Dextran Products' gross profit, excluding profit on intercompany sales, was $1,744,716 in fiscal 2001 as compared to $1,642,483 in fiscal 2000. As a percentage of sales, Dextran's gross profit increased to 39% in fiscal 2001 from 38% in fiscal 2000. Dextran Products' costs are incurred in

Canadian dollars, while the majority of its sales are in U.S. dollars. Therefore if the Canadian dollar decreases in relation to the U.S. dollar, margins increase. In fiscal 2001 such currency fluctuations resulted in a 1% increase in margins.

    Other revenue of $182,400 in fiscal 2001 resulted from a payment from a collaborator on a research and development project. There were no similar payments received in fiscal 2000.

    Selling, promotion, general and administrative expenses increased by 4% to $1,776,925 in fiscal 2001 from $1,716,445 in fiscal 2000. This increase is a result of hiring an investor relations firm during the third quarter of fiscal 2000. Selling, promotion, general and administrative expenses decreased by 9% in fiscal 2000 from $1,881,378 in fiscal 1999 mainly due to a reduction in senior management salaries. As a percentage of sales, selling, promotion, general, and administrative expenses remained constant at 13% in both fiscal 2001 and fiscal 2000.

    In fiscal 2001, the Company spent $1,158,729 on research and development expenditures as compared to $677,111 in fiscal 2000 and $234,825 in fiscal 1999. This increase of $442,286 or 188% from fiscal 1999 to fiscal 2000 and the further increase of $481,618 or 71% from fiscal 2000 to fiscal 2001 is due primarily to new product development costs relating to the development of a raw material for a human pharmaceutical product and the cellulose sulfate project at Dextran Products, and the development of new products at Vet Labs. Development costs for new products are expected to continue in fiscal 2002, but at reduced levels.

    Investment tax credits are claimed by Dextran Products to offset the cost of research and development. The total investment tax credit benefit recognized in fiscal 2001 was $52,246 as compared to $39,794 in fiscal 2000 and $201,762 in fiscal 1999. The investment tax credit benefits recognized in fiscal 2001 and fiscal 2000 relate strictly to investment tax credits earned during the respective years. The large benefit recognized in 1999 was a result of utilizing previously unrecognized investment tax credit benefits. As a result, the company recorded research and development expense, net of investment tax credits, of $1,106,483, $637,317 and $33,063 in fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

    Depreciation and amortization increased by 16% or $81,901 to $601,701 in fiscal 2001 from $519,800 in fiscal 2000. This increase is primarily attributable to the new production equipment constructed at Dextran Products in the fourth quarter of fiscal 2000.

    Interest expense increased by 94% or $138,791 to $286,779 in fiscal 2001 from $147,988 in fiscal 2000. This increase is primarily attributable to imputed interest of $107,025 on long-term payables incurred in the fourth quarter of fiscal 2000 and the financing of capital expenditures for production equipment constructed in the fourth quarter of fiscal 2000.

    Income from operations for the Company in fiscal 2001 totaled $57,808, a decrease of $544,155 or 90% from $601,963 in fiscal 2000. Income from operations at Chemdex decreased to $639,539 in fiscal 2001, a decrease of $45,116 or 7% from $684,655 in fiscal 2000. This decrease in income from operations is a result of the decrease in gross profit, as described above.

    Income from operations at Dextran Products in fiscal 2001 was $159,216, a decrease of $500,778 or 76% from $659,994 in fiscal 2000. This decrease in income from operations is a result of the significant increase in research and development expenses, primarily related to the human pharmaceutical project. In addition, there was an increase in depreciation expense due to the new production equipment constructed in the fourth quarter of fiscal 2000.

    Interest and other non-operating income decreased by 10% or $23,353 to $217,079 in fiscal 2001 from $240,432 in fiscal 2000. In fiscal 2000, the deferred gain of $192,892 on the sale of Novatek International Inc. shares was recognized as other income due to settlement of a lawsuit. This reduction in other income was partially offset by a foreign exchange gain at Dextran Products and the settlement of a class action lawsuit, in favor of Chemdex, against various vitamin suppliers.

    The provision for income taxes in fiscal 2001 was $143,603 as compared to a recovery of income taxes in fiscal 2000 of $127,448. A tax recovery of $400,000 was recorded in fiscal 2000 due to the reduction in the valuation allowance against the United States deferred tax assets.

    A tax provision of $27,405 relating to Dextran Products was recorded in fiscal 2001 as compared to $270,640 in fiscal 2000. The decrease in the Canadian tax provision is a result of the decrease in profitability of Dextran Products in fiscal 2001. The Canadian operations continue to have significant research and development tax pools to offset current taxes payable.

    As a result of the foregoing, the Company recorded net income of $131,284 in fiscal 2001 as compared to a net income of $969,843 in fiscal 2000.

    Certain events occurring in fiscal 2001 could have an impact on future results as follows.

    The Foot and Mouth disease problem in Europe, following so closely on the heels of the Bovine Spongiform Encephalopathy outbreak, may be of concern. Dextran Products has been in contact with its agents overseas and to date the problem seems to be more related to sheep and cattle. The modern practice of isolating pig units for health reasons and taking the animals directly to slaughter has limited the impact on this sector. The Iron Dextran sold by Dextran Products is mainly for treatment of pigs. The situation is, however, very fluid and the Company continues to be in contact with its distributors. Feedback from Asia, Europe and the United States shows limited effect to date. The impact of the Foot and Mouth disease problem has had minimal impact on Vet Labs.

    The Company is conducting part of its research through collaboration with scientists from the Program for the Topical Prevention of Conception and Disease (TOPCAD) based at the Rush-Presbyterian-St. Luke's Medical Center and the University of Illinois in Chicago. The Company continues to be supported by assistance from the Contraceptive Research and Development Program ("CONRAD"). During 1999, CONRAD and the company received approval to initiate a Phase I clinical trial for tolerance of the female contraceptive product, Ushercell, and this was successfully completed with minimal side effects. In fiscal 2000, the Company received a patent on the Antimicrobial and Contraceptive properties of Ushercell in conjunction with TOPCAD. CONRAD continues to support this project and management expects that funding for further clinical trials and research will continue due to the success of the work to date.

    The Company licensed the cystic fibrosis product, Usherdex, to BCY Lifesciences Inc. ("BCY Lifesciences") of Vancouver, British Columbia. Under this license agreement, BCY Lifesciences will provide funding for research and development and will pay a royalty to the Company based on sales and sublicensing revenue in return for the exclusive right to sublicense, manufacture, distribute and sell the product or products developed. BCY Lifesciences has since raised funds to continue the research and development of the product. BCY Lifesciences successfully completed an animal toxicology study during fiscal 2001 and expects to begin a phase I clinical trial in the next one to two years.

    Vet Labs has a raw material supplier that continues to have regulatory problems with their production of Pentobarbital used in euthanasia product. Consequently, this has limited the production and related sale of euthanasia products by Vet Labs during fiscal 2001. During the year, the United States Food and Drug Administration ("FDA") did grant an emergency release of raw materials by the supplier, which allowed Vet Labs to produce and sell some euthanasia products. The release by the FDA was granted because of the short supply of euthanasia products in the field. Management expects future sales of these products to remain limited until the supplier resolves their regulatory problems or until another manufacturer is approved. Sales of euthanasia products totalled $256,000 in fiscal 2001, as compared to $347,000 in fiscal 2000.

Liquidity and Capital Resources

    For fiscal 2001 the Company generated cash of $837,954 from its operating activities compared to $871,521 for fiscal 2000. The decrease in earnings in fiscal 2001 included an increase in non-cash expenses consisting of depreciation, amortization and imputed interest. In addition, the earnings in fiscal 2000 included non-cash income arising from the deferred tax recovery and the recognition of the deferred gain from the sale of the Novatek International Inc. shares. The Company maintained $1,639,513 of working capital and a current ratio of 1.7:1 as of January 31, 2001 compared to $1,663,725 of working capital and a current ratio of 1.7:1 as of January 31, 2000.

    At January 31, 2001, the Company had accounts receivable of $1,138,872 and $2,206,637 in inventory compared to $1,204,495 and $2,051,251, respectively, at January 31, 2000. The decrease in accounts receivable was due to timing of sales at year-end. There were large sales at Chemdex at year-end in fiscal 2000, which increased the year-end receivables balance. The increase in inventory levels was due to forecasted stocking for February sales.

    During fiscal 2001, capital expenditures totaled $595,293 as compared to $1,318,626 in fiscal 2000. This decrease is a result of the large additions of production equipment at the Dextran Products plant in Toronto in fiscal 2000.

    The change in the accumulated other comprehensive income is entirely attributable to the currency translation adjustment of Dextran Products. Dextran Products' functional currency is the Canadian dollar. This currency translation adjustment arises from the translation of Dextran Products' financial statements to U.S. dollars.

    During fiscal 2001, the Company negotiated an extension of payment terms on the long-term debt due to ContiGroup Companies, Inc. Under the new terms, semi-annual repayments of $90,000 will be required on May 1 and November 1 each year commencing May 1, 2001 with a final lump-sum payment of $105,343 on November 1, 2004. Management anticipates funding these payments with cash from existing operations.

    Dextran Products has a CDN$750,000 (US$500,000) line of credit. Management anticipates using the credit line for the purposes of funding a portion of the costs associated with the refurbishment of the Toronto facility. The Vet Labs—Sparhawk Joint Venture has a $75,000 line of credit to fund operations. Vet Labs has a loan commitment for $400,000 to be used for building construction. Management is not planning any construction at Vet Labs during fiscal 2002.

    Management expects the primary source of its future capital needs to be a combination of company earnings and borrowings. The Company, at present, does not have any material commitments for capital expenditures, although management intends to continue the plant refurbishment at Dextran Products.

    No changes in accounting principles or their application have been implemented in the reporting period that would have a material effect on reported income. Changes in the relative values of the Canadian dollar and the U.S. dollar occur from time to time and may, in certain instances, materially affect the Company's results of operations.

    The Company does not believe that the impact of inflation and changing prices on its operations are material.

Management Objectives

    Management's primary objectives for the coming year are to further clinical trials on Ushercell and to increase sales and profitability.

    Management's primary objective for the coming year at Dextran Products is to continue with plant refurbishment and new product development. Management has performed extensive planning for the refurbishing process and believes that it will continue for another two years. This year, management plans to upgrade some production areas to increase capacity and install new production equipment. There are no scheduled production interruptions as a result of this refurbishing in fiscal 2002. Although management believes that production interruptions will be minimal, management is developing contingency plans in case there are unexpected production interruptions. When fully complete, management expects the refurbishing to increase capacity by 50 to 100% with increased operating efficiencies. Until the refurbishing is complete, however, there could be decreases in profit margins due to the increased overhead costs and unexpected production interruptions.

    Management's primary objective at Vet Labs is product development and marketing of licensed products. These licensed products require individual approval by the United States Food and Drug Administration ("FDA") and consequently offer greater profit margins. Primary emphasis will be placed on the approval of injectable ANADAs with secondary emphasis on the approval of solutions and powders.

Forward-looking Statements Safe Harbor

    This Annual Report, including the Management's Discussion and Analysis, contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to statements regarding management's expectations of regulatory approval and the commencement of sales. In addition, statements containing expressions such as "believes", "anticipates" or "expects" used in this Annual Report and the Company's periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. The Company cautions that these and similar statements in this Annual Report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market conditions, the progress of clinical trials, and the results obtained, the establishment of new corporate alliances, the impact of competitive products and pricing, and the timely development, FDA approval and market acceptance of the Company's products, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES

January 31, 2001

Interest Rate Sensitivity

    The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. All financial instruments are held for other than trading purposes. The Company does not have a material exposure to interest rate risk.

    The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
								Fair Value
	31-Jan-02	31-Jan-03	31-Jan-04	31-Jan-05	31-Jan-06	Thereafter	Total
	(US$ Equivalent)
Assets
Notes receivable:
Variable rate ($US)	10,465	11,407	12,433	13,552	14,772	589,981	652,611	652,611
Average interest rate	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%
Liabilities:
Long-term debt:
Fixed rate ($US)	49,817	327,667	9,226	—	—	—	381,710	381,710
Average interest rate	9.31%	9.07%	9.38%	0.00%	0.00%	0.00%	9.25%
Fixed rate ($CDN)	183,768	85,263	86,081	94,156	102,989	102,813	655,070	655,070
Average interest rate	9.03%	9.23%	9.00%	9.00%	9.00%	9.00%	9.04%
Variable rate ($US)	(57,998)	(55,416)	(59,849)	(64,637)	(69,808)	1,029,912	722,203	722,203
Average interest rate	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%

POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES

January 31, 2001

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

    The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
								Fair Value
	31-Jan-02	31-Jan-03	31-Jan-04	31-Jan-05	31-Jan-06	Thereafter	Total
	(US$ Equivalent)
Liabilities:
Long-term debt:
Fixed rate ($CDN)	183,768	85,263	86,081	94,156	102,989	102,813	655,070	655,070
Average interest rate	9.03%	9.23%	9.00%	9.00%	9.00%	9.00%	9.04%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements
[Expressed in United States Dollars]

Polydex Pharmaceuticals Limited
January 31, 2001, 2000 and 1999

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
 Polydex Pharmaceuticals Limited

    We have audited the accompanying consolidated balance sheets of Polydex Pharmaceuticals Limited as of January 31, 2001 and 2000 and the related consolidated statements of shareholders' equity, operations and cash flows for each of the years in the three-year period ended January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polydex Pharmaceuticals Limited as of January 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2001 in conformity with United States generally accepted accounting principles.

                      Chartered Accountants

Toronto, Canada,
March 9, 2001.

Polydex Pharmaceuticals Limited

CONSOLIDATED BALANCE SHEETS

[Expressed in United States dollars]

As at January 31

	2001 $	2000 $
ASSETS [notes 7 and 8]
Current
Cash	403,203	799,565
Trade accounts receivable [note 17]	1,138,872	1,204,495
Inventories [note 3]	2,206,637	2,051,251
Prepaid expenses and other current assets	82,832	73,072

Total current assets	3,831,544	4,128,383
Property, plant and equipment, net [note 4]	5,064,084	5,154,333
Patents, net [note 5]	131,428	153,611
Due from Sparhawk Laboratories, Inc. [note 6]	138,247	71,437
Due from shareholder [note 6]	1,251,200	1,396,615
Deferred income taxes [note 13]	781,764	871,040
Other assets	19,059	39,414

	11,217,326	11,814,833

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable	951,597	1,279,778
Accrued liabilities	630,223	526,261
Customer deposits	85,227	—
Income taxes payable	4,657	17,072
Current portion of long-term debt [note 8]	388,812	523,454
Current portion of capital lease obligations [note 8]	131,515	118,093

Total current liabilities	2,192,031	2,464,658
Long-term debt [note 8]	844,701	1,096,473
Capital lease obligations [note 8]	464,737	616,302
Due to shareholder [note 6]	722,222	672,766

Total liabilities	4,223,691	4,850,199

Shareholders' equity
Capital stock [notes 10 and 11]
Authorized
100,000 Class A preferred shares of $0.10 each 899,400 Class B preferred shares of $0.0167 each 4,000,000 common shares of $0.0167 each
Issued and outstanding
899,400 Class B preferred shares	15,010	15,010
3,027,477 common shares [2000—3,021,917]	50,434	50,203
Contributed surplus	23,221,104	23,121,345
Deficit	(15,397,648)	(15,528,932)
Accumulated other comprehensive income	(895,265)	(692,992)

Total shareholders' equity	6,993,635	6,964,634

	11,217,326	11,814,833

See accompanying notes

On behalf of the Board:
	Director	Director

Polydex Pharmaceuticals Limited

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

[Expressed in United States dollars]

Years ended January  31, 2001, 2000 and 1999

	Preferred shares $	Common shares $	Contributed surplus $	Deficit $	Accumulated other comprehensive income (loss) $	Total shareholders' equity $	Comprehensive income (loss) $
Balance, January 31, 1998	15,010	47,283	21,826,025	(17,071,168)	(665,768)	4,151,382	—
Renegotiation of Vet Labs agreement [note 11]	—	935	570,332	—	—	571,267	—
Common shares issued in exchange for research and development	—	334	68,426	—	—	68,760	—
Comprehensive income
Net income for the year	—	—	—	572,393	—	572,393	572,393
Currency translation adjustment	—	—	—	—	(117,774)	(117,774)	(117,774)

Comprehensive income							454,619

Balance, January 31, 1999	15,010	48,552	22,464,783	(16,498,775)	(783,542)	5,246,028
Reclassification from redeemable capital stock [note 11]	—	1,568	441,822	—	—	443,390	—
Fair value adjustment of remaining purchase obligation [note 11]	—	—	183,530	—	—	183,530	—
Common shares issued in exchange for research and development	—	83	21,332	—	—	21,415	—
Common share options issued in exchange for research and development	—	—	9,878	—	—	9,878	—
Comprehensive income
Net income for the year	—	—	—	969,843	—	969,843	969,843
Currency translation adjustment	—	—	—	—	90,550	90,550	90,550

Comprehensive income							1,060,393

Balance, January 31, 2000	15,010	50,203	23,121,345	(15,528,932)	(692,992)	6,964,634
Exercise of common share options	—	147	29,740	—	—	29,887	—
Common shares issued in exchange for research and development	—	84	20,516	—	—	20,600	—
Common share options issued in exchange for research and development and other services provided	—	—	49,503	—	—	49,503	—
Comprehensive income (loss)
Net income for the year	—	—	—	131,284	—	131,284	131,284
Currency translation adjustment	—	—	—	—	(202,273)	(202,273)	(202,273)

Comprehensive loss							(70,989)
Balance, January 31, 2001	15,010	50,434	23,221,104	(15,397,648)	(895,265)	6,993,635

See accompanying notes

Polydex Pharmaceuticals Limited

CONSOLIDATED STATEMENTS OF OPERATIONS

[Expressed in United States dollars]

Years ended January 31

	2001 $	2000 $	1999 $
Sales	13,646,158	13,096,449	11,721,020
Cost of goods sold	9,998,862	9,472,936	7,991,025

Gross profit	3,647,296	3,623,513	3,729,995

Other revenue [note 12]	182,400	—	—

Expenses
General and administrative	1,596,830	1,595,088	1,728,050
Research and development, net [note 12]	1,106,483	637,317	33,063
Depreciation	579,518	497,822	458,107
Interest [note 6]	286,779	147,988	145,277
Selling and promotion	180,095	121,357	153,328
Amortization	22,183	21,978	56,332

	3,771,888	3,021,550	2,574,157

Income from operations	57,808	601,963	1,155,838
Other income
Interest and other [notes 6 and 9]	217,079	240,432	62,280

Income before income taxes	274,887	842,395	1,218,118
Provision for (recovery of) income taxes [note 13]	143,603	(127,448)	645,725

Net income for the year	131,284	969,843	572,393

Per share information
Earnings per common share
Basic	$0.04	$0.32	$0.19
Diluted	$0.04	$0.32	$0.19

See accompanying notes

Polydex Pharmaceuticals Limited

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Expressed in United States dollars]

Years ended January 31

	2001 $	2000 $	1999 $
OPERATING ACTIVITIES
Net income for the year	131,284	969,843	572,393
Add (deduct) items not affecting cash
Depreciation and amortization	601,701	519,800	514,439
Imputed interest on long-term debt	107,025	—	—
Deferred income taxes	73,734	(310,943)	363,125
Legal expenses charged to deferred gain [note 9]	—	(33,684)	(13,351)
Gain on sale of Novatek International Inc. shares	—	(192,892)	—
Royalty expense and interest income charged to due from shareholder	117,487	55,915	53,611
Accrued interest income charged to due from Sparhawk Laboratories, Inc.	(14,650)	—	—
Common shares issued in exchange for research and development [note 10]	20,600	21,415	68,760
Options issued in exchange for research and development and other services [note 10]	49,503	9,878	—
Net change in non-cash working capital balances related to operations [note 14]	(248,730)	(167,811)	97,038

Cash provided by operating activities	837,954	871,521	1,656,015

INVESTING ACTIVITIES
Additions to property, plant and equipment and patents	(595,293)	(1,318,626)	(976,236)
Advance to Sparhawk Laboratories, Inc.	(52,160)	(71,437)	—
Decrease in due from shareholder	27,928	109,081	32,379

Cash used in investing activities	(619,525)	(1,280,982)	(943,857)

FINANCING ACTIVITIES
Proceeds from long-term debt	58,354	77,681	20,000
Repayment of long-term debt	(548,761)	(69,711)	(60,321)
Proceeds from capital lease obligations	—	610,566	158,473
Repayment of capital lease obligations	(115,576)	(27,633)	(7,012)
Payment of mandatorily redeemable capital stock	—	(100,000)	—
Increase in due to shareholder	49,456	35,749	46,491
Repayment of amount due to affiliated companies	—	—	(425,420)
Exercise of common share options	29,887	—	—

Cash provided by (used in) financing activities	(526,640)	526,652	(267,789)

Effect of exchange rate changes on cash	(88,151)	27,243	(77,765)

Net increase (decrease) in cash during the year	(396,362)	144,434	366,604
Cash, beginning of year	799,565	655,131	288,527

Cash, end of year	403,203	799,565	655,131

See accompanying notes

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in United States dollars]

January 31, 2001

1.  GENERAL

    Polydex Pharmaceuticals Limited [the "Company"] is incorporated in the Commonwealth of the Bahamas and its principal business activities, carried on through subsidiaries, include the manufacture and sale of veterinary pharmaceutical products and specialty chemicals. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.

2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated on consolidation.

Use of estimates

    The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Inventories

    Inventories of raw materials are stated at the lower of cost and net realizable value, cost being determined on a first-in, first-out basis. Work-in-process and finished goods are valued at the lower of cost and net realizable value, and include the cost of raw materials, direct labour and overhead expenses.

Property, plant and equipment and patents

    Property, plant and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	15 years
Machinery and equipment	3 to 10 years

    Patents are amortized on a straight-line basis over their estimated useful lives of ten years.

    Costs related to plant refurbishments and equipment upgrades that represent improvements to existing facilities are capitalized. Costs related to repair and maintenance of buildings and equipment are expensed. The Company has no major planned maintenance activity other than the plant refurbishment at one of its subsidiaries.

Revenue recognition

    All revenue is from sales of manufactured products and is recognized upon shipment to customers.

    Product sold in bulk quantities is tested, prior to release for shipment, to ensure that it meets customer specifications, and in many cases, customers receive samples for their own testing. Approval is obtained from the customer prior to shipping. Further purchases by a customer of a bulk product with the same specifications do not require approvals. Returns of bulk product are rare and generally are not accepted.

    No testing and approval is required for finished dosage product because of its nature. Returns of finished dosage product are rare and generally are not accepted.

Shipping and handling costs

    Shipping and handling costs incurred by the Company for shipment of products to customers are classified as cost of goods sold.

Research and development

    Research and development costs are expensed as incurred and are stated net of investment tax credits earned.

Foreign currency translation

    The functional currency of the Company's Canadian operations has been determined to be Canadian dollars. All asset and liability accounts of these companies have been translated into United States dollars using the current exchange rates at the consolidated balance sheet dates. Revenue and expense items are translated using the average exchange rates for the year. The resulting gains and losses have been reported separately as other comprehensive income within shareholders' equity.

Stock options

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ["APB 25"] and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ["SFAS 123"]. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Earnings per common share

    Basic earnings per common share are computed using the weighted average number of shares outstanding of 3,027,049 at January 31, 2001 [2000 - 3,017,542; 1999 - 2,999,415]. Diluted earnings per common share are computed using the weighted average number of shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock. Incremental shares of 145,205, 1,228 and nil in 2001, 2000 and 1999, respectively, were used in the calculation of diluted earnings per common share. Options to purchase 25,000, 615,077 and 637,577 common shares in 2001, 2000 and 1999, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common shares.

3.  INVENTORIES

    Inventories consist of the following:

	2001 $	2000 $
Finished goods	1,567,518	1,430,329
Work-in-process	33,037	30,188
Raw materials	606,082	590,734

	2,206,637	2,051,251

4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:

	2001			2000
	Cost $	Accumulated depreciation $	Net book value $	Cost $	Accumulated depreciation $	Net book value $
Land and buildings	3,307,055	792,717	2,514,338	3,326,853	653,373	2,673,480
Machinery and equipment	7,003,829	4,454,083	2,549,746	6,613,257	4,132,404	2,480,853

	10,310,884	5,246,800	5,064,084	9,940,110	4,785,777	5,154,333

    Included in machinery and equipment are assets under capital lease with a total cost of $879,881 [2000 - $883,400] and accumulated depreciation of $108,724 [2000 - $23,000]. Depreciation of assets under capital lease is included in depreciation expense.

5.  PATENTS

    Patents consist of the following:

	2001 $	2000 $
Cost	395,133	395,133
Less accumulated amortization	263,705	241,522

	131,428	153,611

6.  RELATED PARTY TRANSACTIONS

    Amounts due from (to) related parties consist of the following:

	2001 $	2000 $
Amounts due from Sparhawk Laboratories, Inc. [i]	138,247	71,437

Amounts due from shareholder [ii]	1,251,200	1,396,615

Amounts due to shareholder [iii]	(722,222)	(672,766)

[i]
Amounts due from Sparhawk Laboratories, Inc. ["Sparhawk"], a participant in a joint venture of the Company [note 11[b]], include interest charged at the U.S. banks' prime lending rate plus 1.5% [January 31, 2001 - 10.5%]. Interest income for the year on this loan approximates $14,000.

  The Company is in the process of negotiating a formal loan agreement to document the terms of this loan.

[ii]
Amounts due from shareholder are due from an officer and director, who is also a major shareholder of the Company [the "Major Shareholder"] and bear interest at the Canadian banks' prime lending rate plus 1.5% [January 31, 2001 - 8.75%; January 31, 2000 - 8%], except for an amount of $791,119 [2000 - $798,100] which is non-interest bearing. These amounts have no fixed terms of repayment. The Major Shareholder has pledged 328,051 shares of the Company and has pledged future royalty payments from the iron dextran process license agreement [note 12[a]] as collateral for this loan.

[iii]
Amounts due to shareholder bear interest at the Canadian banks' prime lending rate plus 1.5% [January 31, 2001 - 8.75%; January 31, 2000 - 8%]. The Company is required to make monthly payments, inclusive of accrued interest, of $1,000. Upon the death of either the shareholder or the Major Shareholder, the required monthly payment increases to $5,000. This loan may not be called.

    Interest recorded with respect to amounts due from and due to related parties are as follows:

	2001 $	2000 $	1999 $
Interest income	75,500	60,626	38,472

Interest expense	61,455	51,589	50,219

7.  BANK INDEBTEDNESS

    The Company has a Canadian operating line of credit of Cdn. $750,000 [$500,000] [January 31, 2000 - Cdn. $750,000, $516,000] and a U.S. operating line of credit of $75,000, none of which were utilized at January 31, 2001 and 2000. The Canadian line of credit bears interest at the Canadian banks' prime lending rate plus 1.25% [January 31, 2001 - 8.5%; January 31, 2000 - 7.75%]. The U.S. line of credit bears interest at the U.S. bank's prime lending rate plus 0.5% [January 31, 2001 - 9.5%]. Bank indebtedness is collateralized by a general security agreement over the Company's assets.

8.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

[a]
Long-term debt consists of the following:

	2001 $	2000 $
Note payable to bank, maturing December 13, 2002, bearing interest at 9%, collateralized by assignments of land, building and equipment with a carrying value of $1,559,265 as at January 31, 2001	333,251	358,141
Share value guarantee payable in semi-annual repayments of $90,000 on May 30 and November 30 for each of the next four years and a lump-sum payment for the balance of $105,343 on November 30, 2004. The total amount of repayments are presented at their net present value using a discount rate of 9%. The payments are non-interest bearing and are collateralized by the assets of Veterinary Laboratories, Inc. which have a carrying value of $3,111,000 as at January 31, 2001 [note 11[a]]	628,133	701,813
Lawsuit settlement payable in 24 monthly payments of $13,542 commencing on March 15, 2000. The payments are non-interest bearing. The total amount of payments are presented at their net present value using a discount rate of 9% [note 9]	164,189	432,442
Mortgage payable [Cdn.$52,308] in monthly instalments, bearing interest at 8.5%, and maturing January 2002, collateralized by land and building with a carrying value of $955,073 [Cdn.$1,432,609] as at January 31, 2001	34,872	69,546
Other	73,068	57,985

	1,233,513	1,619,927
Less current portion	388,812	523,454

	844,701	1,096,473

    Principal repayments on the long-term debt are as follows:

$
2002	444,575
2003	528,412
2004	184,242
2005	195,343

Total principal repayments	1,352,572
Less amount representing imputed interest	119,059

1,233,513

[b]
Capital lease obligations consist of the following:

	2001 $	2000 $
Obligation [Cdn.$89,348] under a capital lease, in monthly instalments, bearing interest at 8.5%, and maturing May 2002. The Company has an option to purchase the asset for $16,000 [Cdn.$24,000] in November 2001, or at fair market value at the end of the lease term	59,565	111,670
Obligation [Cdn.$805,031] under a capital lease, repayable in monthly instalments, bearing interest at 9%, and maturing November 2006. The Company has an option to purchase the asset for $70,000 [Cdn.$104,500] in April 2006, or at fair market value at the end of the lease term	536,687	622,725

	596,252	734,395
Less current portion	131,515	118,093

	464,737	616,302

    Future annual minimum lease payments on the capital lease obligations are as follows:

$
2002	179,795
2003	117,331
2004	117,331
2005	117,331
2006	117,331
Thereafter	98,971

Total minimum lease payments	748,090
Less amount representing imputed interest	151,838

596,252

9.  COMMITMENTS AND CONTINGENCIES

Deferred gain

    During the year ended January 31, 1997, the Company sold its shares in Novatek International Inc., an unrelated company, for a gain of $878,412. Prior to April 28, 1996, these shares were subject to options held by unrelated parties. After April 28, 1996, these options expired and the Company sold the shares in the open market realizing the gain. Subsequently, the former option holders filed a lawsuit against the Company for unspecified damages alleging that the Company denied them the opportunity to exercise their options. A settlement agreement was reached effective January 31, 2000. Under the terms of the settlement agreement, the Company paid $150,000 on February 10, 2000 and will pay $325,000 in 24 equal monthly installments of $13,542 commencing March 15, 2000. The net present value of the amount owing under the settlement agreement, determined using a discount rate of 9% at the date of settlement, is included in long-term debt [note 8[a]].

    The Company had deferred the gain on this transaction prior to fiscal 2000 until the likelihood of the outcome of the lawsuit was determinable. As a result of the settlement of the lawsuit, a gain of $192,892 was recognized during the year ended January 31, 2000. The deferred gain had been reduced by legal fees of $33,684 in 2000 and $13,351 in 1999.

Other

    During the year ended January 31, 2001, the Company received settlement as part of a class action lawsuit against a supplier, recording a gain of $83,266.

10. CAPITAL STOCK

[a]  Share capital issued and outstanding

  [i]  Common shares

  On January 11, 1999, the Company entered into an agreement to grant common shares and common share options to individuals involved in obtaining research grants for the Company. On January 11, 1999, 20,000 common shares were granted. A further 5,000 common shares were granted to these individuals on each of January 11, 2000 and January 11, 2001. The 5,000 common shares issued on January 11, 2000 and January 11, 2001 were valued at $21,415 and $20,600, respectively, using the closing market price on the issue date. The 20,000 common shares issued on January 11, 1999 were valued at $68,760, using the closing market price on that day. The value of the common shares issued was charged to research and development expense.

  During the year ended January 31, 2001, the Company issued 8,800 common shares, through the exercise of common share options, for cash consideration of $29,887. During the same year, 8,240 common shares held in treasury were cancelled.

  During the year ended January 31, 1999, the Company issued 20 common shares for no consideration to adjust for fractional shares created by the reverse share split.

  [ii]  Class A preferred shares

  The Class A preferred shares will carry dividends, will be convertible into common shares of the Company and will be redeemable, all at rates as shall be determined by resolution of the Board of Directors. No Class A preferred shares have been issued to date.

  [iii]  Class B preferred shares

  The Class B preferred shares carry no dividends, are non-convertible and entitle the holder to two votes per share.

[b]  Share option plan

  [i]  Options outstanding

  The Company maintains an incentive share option plan for management personnel for an unlimited number of options to purchase common shares. The Company also issues options to certain consultants for services provided to the Company.

  Pursuant to the agreement entered into on January 11, 1999 to grant common shares and common share options to individuals involved in obtaining research grants for the Company [note 10[a]], 7,500 common share options were granted on January 11, 1999. A further 3,750 common share options were granted to these individuals on each of January 11, 2000 and January 11, 2001. The value of the common share options issued on January 11, 1999 was not significant and, therefore, was not recorded in the accounts. The common share options issued on January 11, 2000 and January 11, 2001 were valued at $9,878 and $6,615 respectively, using a Black-Scholes option pricing model. The value of these options was charged to research and development expense. All common share options granted to these individuals have an exercise price of $3.50 and a term of 5 years from the date of issue.

  During the year ended January 31, 2001, 24,000 common share options were also issued to certain individuals for services provided to the Company. These options were valued at $42,888 using a Black-Scholes option pricing model.

  All options granted have terms ranging from one to six years and vest immediately. At January 31, 2001, the Company has 420,600 options outstanding at exercise prices ranging from $3.50 to $6.80 and a weighted average price of $4.05. The options, which are immediately exercisable and expire on dates between May 31, 2001 and May 31, 2006, entitle the holder of an option to acquire one common share of the Company.

  Details of the outstanding options, which are all currently exercisable, are as follows:

	Share Options			Weighted Average Exercise Price Per Share
	2001 #	2000 #	1999 #	2001 $	2000 $	1999 $
Options outstanding, beginning of year	620,627	640,327	266,673	5.47	5.59	9.13
Granted	69,350	113,127	480,327	5.64	4.38	4.12
Exercised	(8,800)	—	—	3.40	—	—
Cancelled or expired	(260,577)	(132,827)	(106,673)	8.53	7.11	7.83

Options outstanding, end of year	420,600	620,627	640,327	4.05	5.47	5.59

Weighted average fair value of options granted during the year				$3.12	$0.92	$2.37

  The following table summarizes information relating to the options outstanding at January 31, 2001:

Exercise Prices $	Number Outstanding	Weighted Average Remaining Contractual Life [Months]
$3.50	15,000	45
$3.75	340,000	40
$4.59	6,600	60
$5.00	4,000	64
$5.25	30,000	48
$6.80	25,000	23

	420,600	40

  [ii]  Pro forma information

  As required by SFAS 123, pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001: risk-free interest rates of 6.22% [2000—4.94%; 1999—5.39%]; dividend yields of nil [2000—nil; 1999—nil]; volatility factors of the expected market price of the Company's common stock of 0.668 [2000—0.690; 1999—0.920], and an expected life of the options of 4.19 years [2000—1.13 years; 1999—4.81 years]. Since changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the above pro-forma adjustments for SFAS 123 are not necessarily a reliable single measure of the fair value of the Company's employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is expensed immediately.

  The Company's pro forma net income (loss) and earnings (loss) per share following SFAS 123 are as follows:

	2001 $	2000 $	1999 $
Pro forma net income (loss)	50,964	917,250	(35,974)
Pro forma earnings (loss) per common share
Basic	0.02	0.30	(0.01)
Diluted	0.02	0.30	(0.01)

11. VETERINARY LABORATORIES, INC.

[a]  Purchase obligation to ContiGroup Companies, Inc. [formerly Continental Grain Company]

  In 1992, the Company acquired 100% of the issued and outstanding share capital of Veterinary Laboratories, Inc. ["Vet Labs"] from ContiGroup Companies, Inc. [formerly Continental Grain Company] ["CGC"] for a total purchase price of $3,894,980, which was satisfied by issuing 194,749 common shares of the Company. The Company had guaranteed that CGC would realize a value of $3,894,980 on the eventual sale of these shares or CGC could put its remaining shares to the Company at such price to bring CGC's total consideration to $3,894,980.

  As a result of a subsequent transaction with CGC during the year ended January 31, 1997, CGC agreed to reduce the maximum repurchase obligation of the Company to $2,000,000.

  During the year ended January 31, 1999, CGC disposed of 56,000 common shares, and as a result, the purchase obligation was decreased and share capital increased by $571,267. In addition, the Company agreed to make periodic cash payments beginning in 2000, to reduce the remaining outstanding purchase obligations.

  During the year ended January 31, 2000, CGC disposed of all its shareholdings of the Company for a cash consideration of $443,390, and therefore, the remaining purchase obligation is no longer contingent on the share price of the Company. Accordingly, the fair value of the remaining purchase obligation has been reclassified from redeemable capital stock to long-term debt [note 8[a]].

  On January 25, 2001, the terms of the purchase agreement were revised whereby the repayment terms for the outstanding repurchase obligation was extended. The revised agreement requires the Company to make semi-annual payments of $90,000 on each of May 1 and November 1 until May 1, 2004 and a final payment of $105,343 on November 1, 2004.

  A continuity of this purchase obligation is as follows:

	Common shares
	#	$
Balance at January 31, 1998	149,899	2,000,000
Reduction of liability due to sale of common shares by CGC	(56,000)	(571,267)

Balance at January 31, 1999	93,899	1,428,733
Reduction of liability due to payments	—	(100,000)
Reduction of liability due to sale of common shares by CGC	(93,899)	(443,390)

Balance at January 31, 2000	—	885,343
Less: total imputed interest at 9%	—	(183,530)

Balance at January 31, 2000, net present value	—	701,813

    Since then, the amount has been included in long-term debt.

  [b]  Sparhawk

  In 1992, Vet Labs and Sparhawk entered into a joint venture [collectively referred to as the "Joint Venture"] for the purpose of manufacturing and selling veterinary pharmaceutical products. Sparhawk is an affiliated company owned primarily by the management of the Joint Venture. The Company controls the Joint Venture through its control of the Board of Directors and therefore consolidated its assets, liabilities, revenue and expenses in these financial statements. The Company has funded the Joint Venture's losses since 1992 and, accordingly, has recorded 100% of these losses in the consolidated financial statements. As at January 31, 2001, future profits of approximately $840,000 will accrue to the Company until Sparhawk's share of losses since 1992 have been recovered. Subsequent income will be allocated 50% to Vet Labs and 50% to Sparhawk.

12. LICENSE AGREEMENTS AND RESEARCH AND DEVELOPMENT

    The Company has made claims for investment tax credits on research and development activities. Research and development expenditures have been reduced by investment tax credits as follows:

	2001 $	2000 $	1999 $
Research and development expenditures	1,158,729	677,111	234,825
Investment tax credits	(52,246)	(39,794)	(201,762)

Research and development expense	1,106,483	637,317	33,063

    During the year ended January 31, 2001, the Company received a payment of $182,400 from a collaborator on a research and development project. This amount was recorded as other revenue.

  [a]  Iron Dextran process

  Effective February 1, 1995, the Company entered into an agreement with Novadex Corp., a company controlled by the Major Shareholder, whereby Novadex Corp. granted the Company the exclusive worldwide license to use a certain process developed by Novadex Corp. for producing Iron Dextran. The term of this license agreement is 10 years. The Company pays a license fee based on production volumes. The total royalty expense incurred during the year was $72,087 [2000—$55,915; 1999—$63,897].

  During July 1999, Novadex Corp. was liquidated. All assets and liabilities of Novadex Corp. were assumed by the Major Shareholder. This license agreement was included in the assets assumed by the Major Shareholder. The Company will now pay this license fee to the Major Shareholder. These payments will be applied to the balance owing by the Major Shareholder [note 6].

  [b]  Cystic Fibrosis

  Effective April 1, 1994, the Company had entered into a research agreement [the "Agreement"] with Polydex Pharmaceuticals (B.C.) Ltd. [formerly Novadex Pharmaceuticals Limited] ["Polydex B.C."], a company owned by the Major Shareholder. Under the terms of the Agreement, the Company agreed to provide equipment. The Agreement was amended on April 1, 1996 and expanded to include a number of Canadian hospitals.

  During 2000, the Company, through Polydex B.C., entered into a license agreement with SYNSORB Biotech Ltd. ["SYNSORB"], a Canadian-based pharmaceutical company dedicated to drug development and manufacturing. SYNSORB agreed to fund the research and development to be performed by the University of British Columbia ["UBC"] in connection with research into Cystic Fibrosis in exchange for an exclusive license to market the resulting products. SYNSORB will pay a semi-annual royalty payment to both UBC and the Company, through Polydex B.C., based on revenue from product sales.

  Subsequent to entering into the license agreement with SYNSORB, SYNSORB assigned the license agreement to BCY Lifesciences Inc. [formerly BCY Ventures Inc.] ["BCY"] of Vancouver, British Columbia. BCY has assumed all obligations to fund continuing research and development of this project in return for an exclusive license to market the resulting products.

  It is expected that the Company will enter into a supply agreement to produce the active pharmaceutical ingredient for the final products once clinical testing is complete and the final products reach market.

13. INCOME TAXES

[a]
Substantially all of the Company's activities are carried out through operating subsidiaries in Canada and the United States. The Company's effective income tax rate is dependent on the tax legislation in each country and the operating results of each subsidiary and the parent company.

  The components of income before income taxes are as follows:

	2001 $	2000 $	1999 $
Bahamas	(740,138)	(433,521)	(579,880)
Canada	342,453	672,301	1,322,937
United States	672,572	603,615	475,061

	274,887	842,395	1,218,118

  The provision for (recovery of) income taxes consists of the following:

	2001 $	2000 $	1999 $
Provision for income taxes based on Bahamian income	—	—	—
Foreign withholding taxes on Bahamian income	2,198	1,912	24,222

	2,198	1,912	24,222

Provision for income taxes based on Canadian statutory income tax rates	123,283	270,640	621,503
Reduction in tax reserve	(83,333)	—	—
Benefit of research and development deductions	(12,545)	—	—

	27,405	270,640	621,503

Provision for (recovery of) income taxes based on United States income tax rates	246,000	241,446	190,024
Less tax on joint venture partner's share of income	(132,000)	(133,718)	(190,024)
Benefit of previously unrecorded United States tax items	—	(107,728)	—
Reduction in valuation allowance	—	(400,000)	—

	114,000	(400,000)	—

Provision for (recovery of) income taxes	143,603	(127,448)	645,725

  Significant components of the provision for (recovery of) income taxes attributable to continuing operations are as follows:

	2001 $	2000 $	1999 $
Canadian deferred tax recovery	(109,369)	(113,983)	(232,704)
Canadian deferred tax expense	69,103	203,040	595,829
Canadian current tax expense	67,671	181,583	258,378
United States deferred tax recovery	—	(400,000)	—
United States deferred tax expense	114,000	—	—
Bahamian foreign withholding tax expense	2,198	1,912	24,222

	143,603	(127,448)	645,725

[b]
Deferred tax assets have been provided on temporary differences that consist of the following:

	2001 $	2000 $
Deferred tax assets:
Canadian
Unclaimed research and development expenses [note 13[c]]	711,000	730,000
Net capital losses and other items [note 13[c]]	123,000	173,000
United States
Net operating losses [note 13[d]]	286,000	416,000

	1,120,000	1,319,000
Less valuation allowance	108,000	173,000

	1,012,000	1,146,000
Deferred tax liabilities:
Investment tax credits	(230,236)	(274,960)

	781,764	871,040

  During the year ended January 31, 2000, as a result of the sustained profitability of the Company's U.S. operations and the resulting ability to utilize the Company's U.S. tax losses and after considering the expectations for continued profitability of the U.S. operations into the future, the Company determined that the valuation allowance should be reduced by $400,000.

[c]
The Canadian subsidiaries have deductions available to reduce future years' income for tax purposes on account of net temporary differences resulting from expense items reported for income tax purposes in different periods than for financial statement purposes totalling approximately $2,500,000 and $1,500,000 for federal and provincial purposes, respectively. Certain Canadian subsidiaries also have net capital losses available for carryforward of approximately $240,000 available to offset future taxable capital gains. These potential deductions and net capital losses have an indefinite carryforward period.

[d]
The U.S. subsidiaries of the Company have net operating loss carryforwards for income tax purposes of approximately $800,000 which expire from 2009 to 2013.

[e]
The Company has not recorded a deferred tax liability related to its investment in foreign subsidiaries. The Company has determined that its investment in these subsidiaries is permanent in nature and does not intend to dispose of or realize dividends from the investments in the foreseeable future. However, if either of these events were to occur, the Company will be liable for withholding taxes. The amount of the deferred tax liability related to the Company's investment in foreign subsidiaries is not reasonably determinable.

14. CONSOLIDATED STATEMENTS OF CASH FLOWS

    The net change in non-cash working capital balances related to operations consists of the following:

	2001 $	2000 $	1999 $
Decrease (increase) in current assets
Trade accounts receivable	49,175	(200,474)	(72,465)
Inventories	(183,284)	(101,153)	(274,495)
Prepaid expenses and other current assets	8,756	52,288	59,688

	(125,353)	(249,339)	(287,272)
Increase (decrease) in current liabilities
Accounts payable	(309,352)	67,045	208,628
Accrued liabilities	112,119	50,604	123,220
Customer deposits	85,795	—	—
Income taxes payable	(11,939)	(36,121)	52,462

	(248,730)	(167,811)	97,038

    Cash paid during the year for interest was $118,299 [2000—$96,399; 1999—$95,058]. Cash paid during the year for income taxes was $23,354 [2000—$103,843; 1999—$1,142].

    Excluded from the consolidated statements of cash flows for the years ended January 31, 1999 and 2000 is the issuance of 20,000 common shares and 5,000 common shares, respectively, of the Company in exchange for services rendered to the Company [note 10].

    The above transactions are considered non-cash financing and investing activities.

15. SEGMENTED INFORMATION

    All of the operations of the Company are carried on through Dextran in Canada and through Chemdex in the United States. The operations of Chemdex represent the veterinary products business and the operations are carried out through its wholly-owned subsidiary, Vet Labs. Each of Dextran and Chemdex operates as a strategic business unit offering different products. Each subsidiary comprises a reportable segment as follows:

  •
  Dextran—manufactures and sells bulk quantities of dextran and several of its derivatives to large pharmaceutical companies throughout the world.

  •
  Veterinary products—manufactures and sells veterinary pharmaceutical products and specialty chemicals in the United States. The primary customers are distributors and private labelers, who in turn sell to the end-user of these products.

    The Company evaluates segment performance based primarily on operating income, excluding unusual items. The Company accounts for intersegment sales as if the sales were to third parties at current market prices. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

[a]
The following is condensed segment financial information for the years ended January 31, 2001, 2000 and 1999:

	2001
	Dextran $	Veterinary products $	Total $
Gross sales	4,991,978	9,142,855	14,134,833
Intercompany sales	488,675	—	488,675
Interest expense	79,638	38,661	118,299
Depreciation and amortization	379,118	206,796	585,914
Operating income for segment	159,216	639,539	798,755
Interest income	12,353	18,839	31,192
Segment assets	5,546,048	4,348,354	9,894,402
Capital expenditures	449,430	145,863	595,293

	2000
	Dextran $	Veterinary products $	Total $
Gross sales	4,753,007	8,820,977	13,573,984
Intercompany sales	477,535	—	477,535
Interest expense	62,770	33,629	96,399
Depreciation and amortization	273,216	231,002	504,218
Operating income for segment	659,994	684,655	1,344,649
Interest income	38,837	—	38,837
Segment assets	5,894,850	4,497,634	10,392,484
Capital expenditures	1,194,869	114,570	1,309,439

	1999
	Dextran $	Veterinary products $	Total $
Gross sales	4,688,490	7,712,966	12,401,456
Intercompany sales	680,436	—	680,436
Interest expense	52,070	42,988	95,058
Depreciation and amortization	198,967	277,854	476,821
Operating income for segment	1,394,289	668,397	2,062,686
Interest income	19,726	—	19,726
Segment assets	4,975,015	4,156,641	9,131,656
Capital expenditures	855,257	115,617	970,874

[b]
The following reconciles segment information presented above to the consolidated financial statements for the years ended January 31:

	2001 $	2000 $	1999 $
Gross sales
Gross sales from segments	14,134,833	13,573,984	12,401,456
Intercompany sales elimination	(488,675)	(477,535)	(680,436)

	13,646,158	13,096,449	11,721,020

	2001 $	2000 $	1999 $
Income before income taxes
Operating income from segments	798,755	1,344,649	2,062,686
Unallocated corporate expenses	(740,947)	(742,686)	(917,912)
Interest and other income	217,079	240,432	73,344

	274,887	842,395	1,218,118

	2001 $	2000 $
Assets
Segment	9,894,402	10,392,484
Corporate	1,322,924	1,422,349

	11,217,326	11,814,833

	2001
	Total segments $	Corporate $	Consolidated totals $
Other significant items
Interest expense	118,299	168,480	286,779
Depreciation and amortization	585,914	15,787	601,701
Interest income	31,192	809	32,001
Capital expenditures	595,293	—	595,293

	2000
	Total segments $	Corporate $	Consolidated totals $
Other significant items
Interest expense	96,399	51,589	147,988
Depreciation and amortization	504,218	15,582	519,800
Interest income	38,837	592	39,429
Capital expenditures	1,309,439	9,187	1,318,626

	1999
	Total segments $	Corporate $	Consolidated totals $
Other significant items
Interest expense	95,058	50,219	145,277
Depreciation and amortization	476,821	37,618	514,439
Interest income	19,726	27,345	47,071
Capital expenditures	970,874	5,362	976,236

[c]
Consolidated sales by destination are as follows:

	2001 $	2000 $	1999 $
United States	9,544,206	9,556,972	8,321,738
Canada	619,764	688,883	593,836
Europe	1,877,209	1,689,738	1,621,951
Pacific Rim	1,169,954	745,861	1,039,627
Other	435,025	414,995	143,868

	13,646,158	13,096,449	11,721,020

[d]
Long-lived assets by country of domicile are as follows:

	2001 $	2000 $
United States	1,930,500	1,991,434
Canada	3,209,133	3,244,844
Bahamas	55,879	71,666

	5,195,512	5,307,944

[e]
For the year ended January 31, 2001, the veterinary products industry segment has three [2000—three] customers that each account for more than 10% of the Company's total revenue. These three customers combined accounted for approximately $5,312,000 [2000—$5,016,000, 1999—$4,323,000] of the Company's total revenue.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies.

    The carrying values of cash, trade accounts receivable, accounts payable and accrued liabilities approximate their fair values at January 31, 2001 because of the short maturities of these financial instruments.

    The estimated fair values of the amounts due from Sparhawk, due to shareholder, long-term debt and capital lease obligations are not materially different from the carrying values for financial statement purposes as at January 31, 2001 and January 31, 2000. The estimated fair value of the amount due from shareholder is not determinable because the amount has no fixed terms of repayment.

17. OTHER DISCLOSURES

  [a]  Concentration of accounts receivable

  At January 31, 2001, there were two [2000—two] customers of the Company which comprised 29% [2000—28%] of the trade accounts receivable balance. No other customers had trade accounts receivable outstanding at year end that represented more than 10% of the Company's trade accounts receivable balance.

  [b]  Foreign currency transactions

  The Company is exposed to foreign currency risk through its net investment in its Canadian operations. The Company has not entered into hedging arrangements related to the foreign currency exposure.

18. NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ["SFAS 133"], "Accounting for Derivative Instruments and Hedging Activities", as amended by Statements No. 137 and No. 138, which is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS 133 also requires that changes in the derivative's fair value be recognized currently in income unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 will not result in any cumulative effect of accounting change in the statement of operations.

19. COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

    The comparative consolidated financial statements have been reclassified from statements previously presented to conform to the presentation of the 2001 consolidated financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required under this item is incorporated herein by reference from the material contained under the captions "Board of Directors," "Proposals," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as a part of this Annual Report on Form 10-K:

  (1)
  Financial Statements included in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 2001 and incorporated by reference from Exhibit 13 filed herewith

      Report of Independent Auditors—Ernst & Young LLP Chartered Accountants
      Consolidated Balance Sheets
      Consolidated Statements of Shareholders' Equity
      Consolidated Statements of Operations
      Consolidated Statements of Cash Flows
      Notes to Consolidated Financial Statements

    (2)
    Financial Statement Schedules

      Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

    (3)
    Exhibits

3.1	Memorandum of Association of Polydex Pharmaceuticals Limited, as amended (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)
3.2
Articles of Association of Polydex Pharmaceuticals Limited, as amended (filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed September 13, 1999, and incorporated herein by reference)
10.1
Employment Agreement between Polydex Pharmaceuticals Limited and Thomas C. Usher dated December 22, 1993, as amended on November 1, 1996 (filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)*
10.2
Amendment to Employment Agreement between Polydex Pharmaceuticals Limited and Thomas C. Usher dated February 1, 1999 (filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K filed April 29, 1999, and incorporated herein by reference)*
10.3
Employment Agreement between Polydex Pharmaceuticals Limited and George G. Usher dated December 22, 1993 (filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)*
10.4
Amendment to Employment Agreement between Polydex Pharmaceuticals Limited and George G. Usher dated February 1, 1999 (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K filed April 29, 1999, and incorporated herein by reference)*
10.5
Research Agreement among Dextran Products Limited, Canadian Microbiology Consortium, British Columbia's Children's Hospital and the University of British Columbia, dated April 1, 1996 (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)

10.6
Joint Venture Agreement among Chemdex, Inc., Veterinary Laboratories Inc. and Sparhawk Laboratories, Inc., dated December 1, 1992 (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)
10.7
Manufacturing Agreement among Sparhawk Laboratories, Inc., Agri Laboratories, Ltd. and Veterinary Laboratories Inc., dated September 23, 1996 (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)
10.8
Stock Sale and Purchase Agreement between Continental Grain Company and Polydex Pharmaceuticals Limited dated October 30, 1992, as amended on November 22, 1996 (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)
21	Subsidiaries of Polydex Pharmaceuticals Limited (filed as Exhibit 21 to the Registrant's Annual Report on From 10-K filed on April 28, 2000, and incorporated herein by reference)

*
Indicates a management contract or compensatory plan or arrangement

(b)
Reports on Form 8-K

    Not applicable.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYDEX PHARMACEUTICALS LIMITED

Dated April 27, 2000	By:	/s/ GEORGE G. USHER George G. Usher, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 27, 2000	/s/ GEORGE G. USHER George G. Usher, Director, President and Chief Executive Officer (Principal Executive Officer)
Date: April 27, 2000	/s/ SHARON WARDLAW Sharon Wardlaw, Treasurer, Secretary and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)
Date: April 27, 2000	/s/ JOSEPH BUCHMAN Joseph Buchman, Director
Date: April 27, 2000	/s/ DEREK JOHN MICHAEL LEDERER Derek John Michael Lederer, Director
Date: April 27, 2000	/s/ JOHN L.E. SEIDLER John L.E. Seidler, Director
Date: April 27, 2000	/s/ RUTH L. USHER Ruth L. Usher, Director
Date: April 27, 2000	/s/ THOMAS C. USHER Thomas C. Usher, Director

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
Polydex Pharmaceuticals Limited Financial Highlights January 31, 2001
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES January 31, 2001 Interest Rate Sensitivity
POLYDEX PHARMACEUTICALS LIMITED AND SUBSIDIARIES January 31, 2001 Exchange Rate Sensitivity
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT AUDITORS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES