Form 10-Q
period 2001-04-30
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2001-06-12
CIK 317158

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-8366

POLYDEX PHARMACEUTICALS LIMITED
(Exact Name of Registrant as Specified in Its Charter)

Commonwealth of the Bahamas (State or Other Jurisdiction of Incorporation or Organization)	None (I.R.S. Employer Identification No.)
421 Comstock Road, Toronto, Ontario, Canada (Address of Principal Executive Offices)	M1L 2H5 (Zip Code)

(416) 755-2231
Registrant's Telephone Number, Including Area Code

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

    Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value	3,027,477 shares
(Title of Class)	(Outstanding at April 30, 2001)

POLYDEX PHARMACEUTICALS LIMITED

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited).

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets

(Expressed in United States dollars)

	April 30 2001	January 31 2001
	(Unaudited)
Assets
Current assets:
Cash	$145,071	$403,203
Trade accounts receivable	1,338,248	1,138,872
Inventories:
Finished goods	1,509,987	1,567,518
Work in process	96,401	33,037
Raw materials	574,849	606,082

Inventories	2,181,237	2,206,637
Prepaid expenses and other current assets	88,217	82,832

	3,752,773	3,831,544
Property, plant and equipment, net	4,920,211	5,064,084
Patents, net	125,883	131,428
Due from Sparhawk Laboratories, Inc.	138,247	138,247
Due from shareholder	1,222,876	1,251,200
Deferred income taxes	754,583	781,764
Other assets	18,800	19,059

	$10,933,373	$11,217,326

	April 30 2001	January 31 2001
	(Unaudited)
Liabilities and Shareholders' Equity
Current liabilities:
Bank indebtedness	$102,121	$—
Accounts payable	1,021,218	951,597
Accrued liabilities	546,235	630,223
Customer deposits received	83,252	85,227
Income taxes payable	9,758	4,657
Current portion of long-term debt	273,037	388,812
Current portion of capital lease obligations	117,582	131,515

	2,153,203	2,192,031
Long-term debt	820,304	844,701
Capital lease obligations	435,386	464,737
Due to shareholder	696,223	722,222

Total liabilities	4,105,116	4,223,691
Shareholders' equity:
Capital stock
Authorized:
100,000 Class A preferred shares, par value $0.10 per share 899,400 Class B preferred shares, par value $0.0167 per share 10,000,000 common shares, par value $0.0167 per share
Issued and outstanding:
899,400 Class B preferred shares	15,010	15,010
3,027,477 common shares (2001—3,027,477)	50,434	50,434
Contributed surplus	23,221,104	23,221,104
Deficit	(15,462,503)	(15,397,648)
Accumulated other comprehensive income	(995,788)	(895,265)

	6,828,257	6,993,635

	$10,933,373	$11,217,326

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations (Unaudited)

(Expressed in United States dollars)

	Year to Date April 30 2001	Year to Date April 30 2000
Sales	$3,061,191	$3,392,829
Cost of products sold	2,381,126	2,439,691

	680,065	953,138
Expenses:
General and administrative	393,396	408,405
Depreciation	128,768	138,143
Research and development	97,750	93,751
Interest expense	58,314	74,646
Selling and promotion	31,966	43,046
Write down of property, plant and equipment	29,489	—
Amortization	5,546	5,546

	745,229	763,537

Income (loss) from operations	(65,164)	189,601
Other income:
Interest and other	27,665	11,405

Income (loss) before the undernoted	(37,499)	201,006
Provision for (recovery of) income taxes	27,356	121,209

Net income (loss) for the period	$(64,855)	$79,797

Per share information:
Earnings (loss) per common share for the period:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.02

Weighted average number of common shares outstanding for the period	3,027,477	3,023,167

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Unaudited)

(Expressed in United States dollars)

	Year to Date April 30 2001	Year to Date April 30 2000
Preferred Shares:
Balance, beginning of period	$15,010	$15,010
Private placement of preferred shares	—	—

Balance, end of period	$15,010	$15,010

Common Shares:
Balance, beginning of period	$50,434	$50,203
Common share options exercised	—	42

Balance, end of period	$50,434	$50,245

Contributed Surplus:
Balance, beginning of period	$23,221,104	$23,121,345
Common share options exercised	—	11,208

Balance, end of period	$23,221,104	$23,132,553

Deficit:
Balance, beginning of period	$(15,397,648)	$(15,528,932)
Net income (loss) for the period	(64,855)	79,797

Balance, end of period	$(15,462,503)	$(15,449,135)

Accumulated Other Comprehensive Income:
Balance, beginning of period	$(895,265)	$(692,992)
Currency translation adjustment for the period	(100,523)	(43,735)

Balance, end of period	$(995,788)	$(736,727)

Comprehensive Income for the period:
Net income (loss) for the period	$(64,855)	$79,797
Currency translation adjustment for the period	(100,523)	(43,735)

	$(165,378)	$36,062

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States dollars)

	April 30 2001	April 30 2000
Cash provided by (used in):
Operating activities:
Net income (loss) for the period	$(64,855)	$79,797
Add (deduct) items not affecting cash:
Depreciation and amortization	134,314	143,689
Imputed interest on long-term debt	16,624	30,141
Writedown of property, plant and equipment	29,489	—
Deferred income taxes	15,626	109,905
Change in non-cash operating working capital	(208,888)	(298,362)

	(77,690)	65,170

Investing activities:
Additions to property, plant and equipment and patents	(89,233)	(187,097)
Repayment of due from shareholder, net	28,324	15,114

	(60,909)	(171,983)

Financing activities:
Proceeds from long-term debt	—	49,896
Repayment of long-term debt	(155,331)	(270,213)
Repayment of capital lease obligations	(29,222)	(36,829)
Increase (decrease) in due to shareholder	(25,999)	8,488
Increase (decrease) in bank indebtedness	102,121	—
Exercise of common share options	—	11,250

	(108,431)	(237,408)
Effect of exchange rate changes on cash	(11,102)	979

Increase (decrease) in cash position	(258,132)	(343,242)
Cash, beginning of period	403,203	799,565

Cash, end of period	$145,071	$456,323

POLYDEX PHARMACEUTICALS LIMITED

Notes to Consolidated Financial Statements
(Unaudited)
Quarter ended April 30, 2001

1.  Basis of Presentation:

    The information contained in the interim consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the January 31, 2001 Annual Report on Form 10-K filed by Polydex Pharmaceuticals Limited (the "Company"). The unaudited interim consolidated financial statements as of April 30, 2001 and 2000 include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries in which the Company has more than a 50% ownership interest and exercises control.

POLYDEX PHARMACEUTICALS LIMITED
Segmented Information (Unaudited)
(Expressed in United States dollars)

    All operations are carried out through Dextran Products Limited (Dextran) in Canada and through Chemdex, Inc. (Chemdex) in the United States. The operations of Chemdex represent the veterinary products business and the operations are carried out through its wholly-owned subsidiary, Veterinary Laboratories, Inc. Each of Dextran and Chemdex operates as a strategic business unit offering different products. Each subsidiary comprises a reportable segment as follows:

Dextran—	manufactures and sells bulk quantities of Dextran and several of its derivatives to large pharmaceutical companies throughout the world.
Veterinary products—
manufactures and sells veterinary pharmaceutical products and specialty chemicals in the United States. The primary customers are distributors and private labelers, who in turn sell to the end-user of these products.
	Year to Date April 30 2001	Year to Date April 30 2000
Sales:
Dextran	$1,069,326	$1,222,774
Veterinary products	2,106,475	2,274,206

Total segment sales	3,175,801	3,496,980
Less: intercompany sales elimination	114,610	104,151

Total consolidated sales	$3,061,191	$3,392,829

Income (loss) from operations:
Dextran	$77,342	$242,650
Veterinary products	80,953	166,312

Total income from operations from segments	158,295	408,962
Less: Unallocated corporate expenses	223,459	219,361

Total consolidated income from operations	$(65,164)	$189,601

Assets:
Dextran	$5,262,069	$6,031,832
Veterinary products	4,380,493	4,257,160

Total assets from segments	9,642,562	10,288,992
Corporate assets	1,290,811	1,403,467

Total consolidated assets	$10,933,373	$11,692,459

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  (a)  Results of Operations

    The operations of the Company are carried on through Dextran Products Limited ("Dextran Products") in Canada and through Chemdex, Inc. ("Chemdex") in the United States. The operations of Chemdex are carried on through its wholly-owned subsidiary, Veterinary Laboratories, Inc. ("Vet Labs"). Each of Dextran Products and Vet Labs operates as a strategic business unit. Dextran Products manufactures and sells bulk quantities of Dextran and several of its derivatives to large pharmaceutical companies throughout the world. Vet Labs manufactures and sells veterinary pharmaceutical products and specialty chemicals in the United States. The primary customers are distributors and private labelers, who in turn sell to the end-user of these products.

    During the fiscal quarter ended April 30, 2001, the Registrant's pre-tax loss from operations amounted to $65,164 or $0.02 per share, as compared to pre-tax income from operations of $189,601 or $0.06 per share for the first quarter of fiscal 2001, ending April 30, 2000. This decrease in results is primarily due to a decrease in operating profits at Dextran Products of $165,306 and a decrease in operating profits at Vet Labs of $79,681. The decrease in operating profits at both operating subsidiaries is primarily attributable to a decrease in sales and margins during the quarter as compared to the same quarter last year.

    Sales volume for the first quarter of fiscal 2002 decreased from $3,392,829 to $3,061,191, representing a decrease of $331,638 or 10%. Vet Labs experienced a quarter over quarter decrease in sales of $167,731 or 7% due to significantly decreased sales in the injectable product line. The decrease in sales in the injectable product line was partially offset by an increase in sales in the other product lines. Sales at Dextran decreased by $153,448 or 13% as compared to the same quarter in fiscal 2001. This decrease in sales at Dextran Products is primarily due to problems experienced in producing a certain Iron Dextran solution. Demand for this product remained strong, however equipment breakdown and product quality issues limited the amount of product that could be shipped during the quarter. Management expects strong demand to continue at Dextran Products. Management expects that this demand will be met since the equipment problems have been resolved and the product quality issues are currently being addressed and are expected to be resolved shortly.

    The summer months are typically slower sales months for Vet Labs as large animals are put outdoors to pasture and therefore have less need for vitamins and other supplements. Management is therefore forecasting lower sales levels in the second quarter of fiscal 2002 than were achieved in the first quarter of fiscal 2002 at Vet Labs. Margins are expected to remain steady, but the expected lower sales volume may reduce operating profits for the second quarter of fiscal 2002. Management expects sales levels for the second quarter of fiscal 2002 to equal sales levels achieved in the second quarter of fiscal 2001 at Vet Labs.

    Gross margins decreased from 28% in the first quarter of fiscal 2001 to 22% in the first quarter of fiscal 2002. Dextran Products' quarter over quarter gross margin decreased from 43% to 35% while Vet Labs' gross margin decreased from 18% to 15% as compared to the first quarter of fiscal 2001. The margin decrease at Dextran Products is due to the production problems noted above. The lower than normal sales resulted in higher average costs for fixed manufacturing overheads, as the fixed costs did not change. The margin decrease at Vet Labs is a result of the decreased sales in the injectables product line, a higher margin product line.

    Research and development costs in the first quarter of fiscal 2002 increased by $3,999 or 4% as compared to the first quarter of fiscal 2001. Development costs for various projects are expected to continue, but at a reduced level for the remainder of the year because of funding from various research partners.

    Research and development, in conjunction with the Rush Medical Center in Chicago, relating to Cellulose Sulfate gel is progressing. Pre-IND tests have indicated that this gel holds great promise as a topical prophylactic for sexually transmitted diseases, including AIDS, and as a contraceptive. Two Phase I human clinical trials to test the safety and tolerance of this gel were successfully completed. These trials were funded by the Consortium for Industrial Collaboration in Contraceptive Research (CICCR). The project team is moving ahead to prepare clinical supplies for long-term toxicology and further clinical trials. Management expects funding to continue from CICCR for this project.

    The Company licensed the cystic fibrosis product, Usherdex, to BCY Lifesciences Inc. ("BCY Lifesciences") of Vancouver, British Columbia. Under this license agreement, BCY Lifesciences will provide funding for research and development and will pay a royalty to the Company based on sales and sublicensing revenue in return for the exclusive right to sublicense, manufacture, distribute and sell the product or products developed. The Company has been informed that BCY Lifesciences has since raised funds to continue the research and development of the product. BCY Lifesciences successfully completed an animal toxicology study during fiscal 2001 and expects to begin a phase I clinical trial in the next one to two years.

    General and administrative expenses in the first quarter of fiscal 2002 decreased by $15,009 or 4% from the first quarter of fiscal 2001. Depreciation and amortization in the first quarter of fiscal 2002 decreased by $9,375 or 7% from the first quarter of fiscal 2001 due primarily to the reduced capital expenditures and certain equipment becoming fully depreciated.

    Interest expense in the first quarter of fiscal 2002 decreased by $16,332 or 22% as compared to the first quarter in fiscal 2001 due to the repayment of long-term debt and capital lease obligations. In addition, interest expense includes imputed interest on both the share value guarantee payable, resulting from the acquisition of Vet Labs in 1992, and the lawsuit settlement payable, totaling $16,624.

    Selling and promotion expenses in the first quarter of fiscal 2002 decreased by $11,080 or 26% as compared to the first quarter of fiscal 2001 due to reduced costs incurred by the operating subsidiaries.

    Interest and other income in the first quarter of fiscal 2002 increased by $16,260 or 143% as compared to the first quarter of fiscal 2001 due to foreign exchange gain realized at Dextran Products.

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

    Vet Labs has a raw material supplier that continues to have regulatory problems with their production of Pentobarbital used in euthanasia product. Consequently, this has limited the production and related sale of euthanasia products by Vet Labs during the first quarter of fiscal 2002. During fiscal 2001, the United States Food and Drug Administration ("FDA") granted an emergency release of raw materials by the supplier, which allowed Vet Labs to produce and sell some euthanasia products last year. The release by the FDA was granted because of the short supply of euthanasia products in the field. Management expects future sales of these products to remain limited until the supplier resolves their regulatory problems or until another manufacturer is approved. There were no sales of euthanasia products in the first quarter of fiscal 2002, as compared to sales of $5,885 in the first quarter of fiscal 2001.

    Operating results for the first quarter ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ended January 31, 2002. For further information, refer to the consolidated statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended January 31, 2001.

  (b)  Liquidity and Capital Resources

    The Registrant in the first quarter of fiscal 2002 generated negative cash flow from operations of $77,690 compared to positive cash flow from operations of $65,170 in the first quarter of fiscal 2001. This decrease of $142,860 or 219% is primarily attributable to the decrease in profits during the quarter. There were no significant changes in working capital levels at either Dextran Products or Vet Labs during the first quarter of 2002. There were no significant changes in financing or investing activities during the first quarter of 2002.

    At April 30, 2001, the Company had accounts receivable of $1,338,248 and $2,181,237 in inventory compared to $1,138,872 and $2,206,637, respectively, at January 31, 2001. The increase in accounts receivable was due to timing of sales and collections at quarter-end. The inventory levels were steady during the first quarter of fiscal 2002.

    There were no significant capital expenditures during the first quarter of fiscal 2002.

    The change in the accumulated other comprehensive income is entirely attributable to the currency translation adjustment of Dextran Products. Dextran Products' functional currency is the Canadian dollar. This currency translation adjustment arises from the translation of Dextran Products' financial statements to U.S. dollars.

    Dextran Products has a CDN$750,000 (US$500,000) line of credit. Management anticipates using the credit line for the purposes of funding a portion of the costs associated with the refurbishment of the Toronto facility. On April 30, 2001, CDN$100,000 (US$65,121) is outstanding under this line of credit. The Vet Labs—Sparhawk Joint Venture has a $75,000 line of credit to fund operations, on which $37,000 was outstanding as of April 30, 2001. Vet Labs has a loan commitment for $400,000 to be used for building construction, but has not yet borrowed under this commitment. Management is not planning any construction at Vet Labs during fiscal 2002.

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
April 30, 2001
Interest Rate Sensitivity

    The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. All financial instruments are held for other than trading purposes. The Company does not have a material exposure to interest rate risk.

    The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
								Fair Value
	31-Jan-02	31-Jan-03	31-Jan-04	31-Jan-05	31-Jan-06	Thereafter	Total
	(US$Equivalent)
Assets
Notes receivable:
Variable rate ($US)	10,465	11,407	12,433	13,552	14,772	589,981	652,611	652,611
Average interest rate	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%
Liabilities:
Long-term debt:
Fixed rate ($US)	49,817	327,667	4,226	—	—	—	381,710	381,710
Average interest rate	9.31%	9.07%	9.38%	0.00%	0.00%	0.00%	9.25%
Fixed rate ($CDN)	183,768	85,263	86,081	94,156	102,989	102,813	655,070	655,070
Average interest rate	9.03%	9.23%	9.00%	9.00%	9.00%	9.00%	9.04%
Variable rate ($US)	(57,998)	(55,416)	(59,849)	(64,637)	(69,808)	1,029,912	722,203	722,203
Average interest rate	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%

POLYDEX PHARMACEUTICALS LIMITED
April 30, 2001
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
	(US$Equivalent)
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

Date: June 11, 2001

POLYDEX PHARMACEUTICALS LIMITED (Registrant)
By	/s/ George G. Usher
George G. Usher, Chairman, President and Chief Executive Officer (Principal Executive Officer)
By	/s/ Sharon L. Wardlaw
Sharon L. Wardlaw, Treasurer, Secretary and Chief Financial and Accounting Officer (Principal Financial Officer)

QuickLinks

POLYDEX PHARMACEUTICALS LIMITED TABLE OF CONTENTS
PART I FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements (unaudited).
POLYDEX PHARMACEUTICALS LIMITED Consolidated Balance Sheets (Expressed in United States dollars)
POLYDEX PHARMACEUTICALS LIMITED Consolidated Statements of Operations (Unaudited) (Expressed in United States dollars)
POLYDEX PHARMACEUTICALS LIMITED Consolidated Statements of Shareholders' Equity and Comprehensive Income (Unaudited) (Expressed in United States dollars)
POLYDEX PHARMACEUTICALS LIMITED Consolidated Statements of Cash Flows (Unaudited) (Expressed in United States dollars)
POLYDEX PHARMACEUTICALS LIMITED Segmented Information (Unaudited) (Expressed in United States dollars)
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
PART II OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES