Form 10-Q
period 2001-07-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2001-09-14
CIK 317158

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value	3,027,778 shares
(Title of Class)	(Outstanding at September 10, 2001)

POLYDEX PHARMACEUTICALS LIMITED

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited).

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets

(Expressed in United States dollars)

	July 31 2001	January 31 2001
	(Unaudited)
Assets
Current assets:
Cash	$253,930	$403,203
Trade accounts receivable	1,406,074	1,138,872
Inventories:
Finished goods	1,708,823	1,567,518
Work in process	89,626	33,037
Raw materials	541,946	606,082

Inventories	2,340,395	2,206,637
Prepaid expenses and other current assets	53,686	82,832

	4,054,085	3,831,544
Property, plant and equipment, net	4,776,927	5,064,084
Patents, net	120,337	131,428
Due from Sparhawk Laboratories, Inc.	131,640	138,247
Due from shareholder	1,184,626	1,251,200
Deferred income taxes	726,234	781,764
Other assets	18,838	19,059

	$11,012,687	$11,217,326

	July 31 2001	January 31 2001
	(Unaudited)
Liabilities and Shareholders' Equity
Current liabilities:
Bank indebtedness	$246,814	$—
Accounts payable	1,238,842	951,597
Accrued liabilities	537,442	630,223
Customer deposits received	47,040	85,227
Income taxes payable	32,664	4,657
Current portion of long-term debt	313,561	388,812
Current portion of capital lease obligations	73,759	131,515

	2,490,122	2,192,031
Long-term debt	728,780	844,701
Capital lease obligations	417,830	464,737
Due to shareholder	689,033	722,222

Total liabilities	4,325,765	4,223,691
Shareholders' equity:
Capital stock
Authorized:
100,000 Class A preferred shares, par value $0.10 per share 899,400 Class B preferred shares, par value $0.0167 per share 10,000,000 common shares, par value $0.0167 per share
Issued and outstanding:
899,400 Class B preferred shares	15,010	15,010
3,027,477 common shares (2001—3,027,477)	50,434	50,434
Contributed surplus	23,224,128	23,221,104
Deficit	(15,612,047)	(15,397,648)
Accumulated other comprehensive income	(990,603)	(895,265)

	6,686,922	6,993,635

	$11,012,687	$11,217,326

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations (Unaudited)

(Expressed in United States dollars)

	Actual Quarter Ended July 31 2001	Actual Quarter Ended July 31 2000	Actual Year to Date July 31 2001	Actual Year to Date July 31 2000
Sales	$2,884,189	$3,105,898	$5,945,380	$6,498,727
Cost of products sold	2,266,322	2,278,949	4,647,448	4,718,640

	617,867	826,949	1,297,932	1,780,087
Expenses:
General and administrative	428,477	415,847	821,873	824,252
Depreciation	131,445	144,355	260,213	282,498
Research and development	109,368	264,358	207,118	358,109
Interest expense	53,972	76,142	112,286	150,788
Selling and promotion	32,024	38,501	63,990	81,547
Amortization	5,545	5,545	11,091	11,091
Write down of property, plant and equipment	(29,489)	—	—	—

	731,342	944,748	1,476,571	1,708,285

Income (loss) from operations	(113,475)	(117,799)	(178,639)	71,802
Other income (loss):
Gain (loss) on sale of equipment	(27,631)	—	(27,631)	—
Interest and other	50,137	9,125	77,802	20,530

	22,506	9,125	50,171	20,530

Income (loss) before the undernoted	(90,969)	(108,674)	(128,468)	92,332
Provision for (recovery of) income taxes	58,575	45,803	85,931	167,012

Net income (loss) for the period	$(149,544)	$(154,477)	$(214,399)	$(74,680)

Per share information:
Earnings (loss) per common share for the period:
Basic	$(0.05)	$(0.05)	$(0.07)	$(0.02)
Diluted	$(0.05)	$(0.05)	$(0.07)	$(0.02)

Weighted average number of common shares outstanding for the period	3,027,477	3,027,567	3,027,477	3,025,684

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Unaudited)

(Expressed in United States dollars)

	Year to Date July 31 2001	Year to Date July 31 2000
Preferred Shares:
Balance, beginning of period	$15,010	$15,010
Private placement of preferred shares	—	—

Balance, end of period	$15,010	$15,010

Common Shares:
Balance, beginning of period	$50,434	$50,203
Common share options exercised	—	147

Balance, end of period	$50,434	$50,350

Contributed Surplus:
Balance, beginning of period	$23,221,104	$23,121,345
Common share options issued for services provided	3,024	—
Common share options exercised	—	29,740

Balance, end of period	$23,224,128	$23,151,085

Deficit:
Balance, beginning of period	$(15,397,648)	$(15,528,932)
Net income (loss) for the period	(214,399)	(74,680)

Balance, end of period	$(15,612,047)	$(15,603,612)

Accumulated Other Comprehensive Income:
Balance, beginning of period	$(895,265)	$(692,992)
Currency translation adjustment for the period	(95,338)	(81,599)

Balance, end of period	$(990,603)	$(774,591)

Comprehensive Income for the period:
Net income (loss) for the period	$(214,399)	$(74,680)
Currency translation adjustment for the period	(95,338)	(81,599)

	$(309,737)	$(156,279)

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States dollars)

	July 31 2001	July 31 2000
Cash provided by (used in):
Operating activities:
Net income (loss) for the period	$(214,399)	$(74,680)
Add (deduct) items not affecting cash:
Depreciation and amortization	271,304	293,589
Imputed interest on long-term debt	31,390	62,437
Deferred income taxes	45,463	140,566
Loss (gain) on sale of equipment	27,631	—
Options issued in exchange for services provided	3,024	—
Change in non-cash operating working capital	(202,779)	66,777

	(38,366)	488,689

Investing activities:
Additions to property, plant and equipment and patents	(175,701)	(390,440)
Repayment of due from shareholder, net	66,574	4,336
Repayment from (advance to) Sparhawk Laboratories, Inc.	6,607	—
Proceeds from sale of equipment	110,000	—

	7,480	(386,104)

Financing activities:
Proceeds from long-term debt	—	49,896
Repayment of long-term debt	(221,243)	(335,770)
Repayment of capital lease obligations	(92,291)	(56,914)
Increase (decrease) in due to shareholder	(33,189)	21,024
Increase (decrease) in bank indebtedness	246,814	47,068
Exercise of common share options	—	29,887

	(99,910)	(244,809)
Effect of exchange rate changes on cash	(18,478)	1,959

Increase (decrease) in cash position	(149,273)	(140,265)
Cash, beginning of period	403,203	799,565

Cash, end of period	$253,930	$659,300

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
	Quarter Ended July 31 2001	Quarter Ended July 31 2000	Year to Date July 31 2001	Year to Date July 31 2000
Sales:
Dextran	$1,245,033	$1,331,350	$2,314,359	$2,554,124
Veterinary products	1,725,658	1,901,817	3,832,133	4,176,023

Total segment sales	2,970,691	3,233,167	6,146,492	6,730,147
Less: intercompany sales elimination	86,502	127,269	201,112	231,420

Total consolidated sales	$2,884,189	$3,105,898	$5,945,380	$6,498,727

Income (loss) from operations:
Dextran	$215,228	$132,935	$292,570	$375,585
Veterinary products	(102,747)	(4,520)	(21,794)	161,792

Total income from operations from segments	112,481	128,415	270,776	537,377
Less: Unallocated corporate expenses	225,956	246,214	449,415	465,575

Total consolidated income from operations	$(113,475)	$(117,799)	$(178,639)	$71,802

Assets:
Dextran			$5,278,425	$5,839,900
Veterinary products			4,485,522	4,184,465

Total assets from segments			9,763,947	10,024,365
Corporate assets			1,248,740	1,210,304

Total consolidated assets			$11,012,687	$11,234,669

1.  Basis of Presentation:

    The information contained in the interim consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the January 31, 2001 Annual Report on Form 10-K filed by Polydex Pharmaceuticals Limited (the "Company"). The unaudited interim consolidated financial statements as of July 31, 2001 and 2000 include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries in which the Company has more than a 50% ownership interest and exercises control.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The Company's fiscal year ends on January 31st therefore fiscal year 2002 refers to the Company's year ended January 31, 2002. The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

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

    During the second quarter ended July 31, 2001, the Registrant's pre-tax loss from operations amounted to $90,969 or $0.05 per share, as compared to a pre-tax loss from operations of $108,674 or $0.05 per share for the second quarter of fiscal 2001, ending July 31, 2000. This improvement in results is primarily due to an increase in operating profits at Dextran Products of $82,293 and a reduction of corporate expenses of $20,258, offset by a decrease in operating profits at Vet Labs of $98,227. The increase in operating profits at Dextran Products is primarily attributable to the decreased research and development expenses as compared to the same quarter last year. The decrease in operating profits at Vet Labs is primarily attributable to a decrease in sales and margins during the quarter as compared to the same quarter last year.

    Sales volume for the second quarter of fiscal 2002 decreased from $3,105,898 to $2,884,189, representing a decrease of $221,709 or 7%. Vet Labs experienced a quarter over quarter decrease in sales of $176,159 or 9% due to significantly decreased sales in the injectable product line. The decrease in sales in the injectable product line was partially offset by an increase in sales in the other product lines. Sales at Dextran Products decreased by $86,317 or 6% as compared to the same quarter in fiscal 2001. This decrease in sales at Dextran Products is primarily due to problems experienced, in the early part of the quarter, in producing a certain Iron Dextran solution. Demand for this product remained strong, however equipment breakdown and product quality issues limited the amount of product that could be shipped during the first half of the quarter. Management expects strong demand to continue at Dextran Products. Management expects that this demand will be met since the equipment problems and the product quality issues have been resolved.

    Gross margins decreased from 27% in the second quarter of fiscal 2001 to 21% in the second quarter of fiscal 2002. Dextran Products' quarter over quarter gross margin remained consistent at 36% while Vet Labs' gross margin decreased from 19% to 10% as compared to the second quarter of fiscal 2001. The margin decrease at Vet Labs is a result of the decreased sales in the injectables product line. This is the higher margin product line. The lower than normal sales resulted in higher average costs for fixed manufacturing overheads, as the fixed costs did not change.

    Management expects strong sales and margins to continue at Dextran Products. As expected, summer months are typically slower sales months for Vet Labs as large animals are put outdoors to pasture and therefore have less need for vitamins and other supplements. Management is therefore forecasting higher sales levels in the third quarter of fiscal 2002 than were achieved in the second quarter at Vet Labs.

    General and administrative expenses in the second quarter of fiscal 2002 increased by $12,630 or 3% from the second quarter of fiscal 2001. Year to date general and administrative expenses in fiscal

2002 are consistent with the level of expenses incurred in the same period in fiscal 2001. Depreciation and amortization in the second quarter of fiscal 2002 decreased by $12,910 or 9% from the second quarter of fiscal 2001 due primarily to the reduced capital expenditures and certain equipment becoming fully depreciated.

    Research and development costs in the second quarter of fiscal 2002 decreased by $154,990 or 59% as compared to the second quarter of fiscal 2001. Development costs for various projects are expected to continue, but at a reduced level for the remainder of the year because of funding from various research partners.

    Research and development, in conjunction with the Consortium for Industrial Collaboration in Contraceptive Research (CICCR) and the Rush Medical Center in Chicago, relating to Cellulose Sulfate gel is progressing. Pre-IND tests have indicated that this gel holds great promise as a topical prophylactic for sexually transmitted diseases, including AIDS, and as a contraceptive. Two Phase I human clinical trials to test the safety and tolerance of this gel were successfully completed. These trials were funded by CICCR. The project team is moving ahead to prepare clinical supplies for long-term toxicology and further clinical trials. Management expects funding to continue from CICCR for this project.

    The Company licensed the cystic fibrosis product, Usherdex, to BCY Lifesciences Inc. ("BCY Lifesciences") of Vancouver, British Columbia. Under this license agreement, BCY Lifesciences will provide funding for research and development and will pay a royalty to the Company based on sales and sublicensing revenue in return for the exclusive right to sublicense, manufacture, distribute and sell the product or products developed. BCY Lifesciences filed an Investigative New Drug application in Canada to seek approval to conduct a Phase I clinical trial, during the second quarter of fiscal 2002. BCY Lifesciences is completing preparations for the Phase I clinical trial. In anticipation of successful Phase I human clinical testing, BCY Lifesciences is already planning to commence Phase II clinical trials in the first half of fiscal 2003.

    Interest expense in the second quarter of fiscal 2002 decreased by $22,170 or 29% as compared to the second quarter in fiscal 2001 due to the repayment of long-term debt and capital lease obligations. In addition, interest expense, during the second quarter of fiscal 2002, includes imputed interest on both the share value guarantee payable, resulting from the acquisition of Vet Labs in 1992, and the lawsuit settlement payable, totaling $14,766.

    Selling and promotion expenses in the second quarter of fiscal 2002 decreased by $6,477 or 17% as compared to the second quarter of fiscal 2001 due to reduced costs incurred by the operating subsidiaries.

    Interest and other income in the second quarter of fiscal 2002 increased by $41,012 or 449% as compared to the second quarter of fiscal 2001 due to payouts received, during the quarter, from the Vitamin Anti-trust lawsuit.

    The Foot and Mouth disease problem in Europe, following so closely on the heels of the Bovine Spongiform Encephalopathy outbreak, may still be of concern. Dextran Products continues to be in contact with its agents overseas and to date the problem seems to be more related to sheep and cattle. The modern practice of isolating pig units for health reasons and taking the animals directly to slaughter has limited the impact on this sector. The Iron Dextran sold by Dextran Products is mainly for treatment of pigs. The situation is, however, very fluid and the Company is still in contact with its distributors. Feedback from Asia, Europe and the United States shows limited effect to date. The impact of the Foot and Mouth disease problem has had minimal impact on Vet Labs.

    The raw material supplier of Pentobarbital used in euthanasia product, for Vet Labs, appears to have resolved their regulatory problems with their production. Vet Labs began to receive shipments of Pentobarbital during the quarter allowing for production of euthanasia product. Management expects future sales of these products to return to normal levels. Sales of euthanasia products in the second quarter of fiscal 2002 amounted to $225,731, as compared to sales of $264,833 in the second quarter of fiscal 2001.

    Operating results for the second quarter ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ended January 31, 2002. For further information, refer to the consolidated statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended January 31, 2001.

(b) Liquidity and Capital Resources

    The Registrant, in the second quarter of fiscal 2002, generated cash flow from operations of $39,324 compared to cash flow from operations of $423,519 in the second quarter of fiscal 2001. This decrease of $384,195 or 91% is primarily attributable to the decrease in profits and the increase in non-cash working capital during the quarter. The increase in non-cash working capital levels, during the second quarter of 2002, resulted from increases in accounts receivable and inventories in excess of increases in accounts payable. There were no significant changes in financing or investing activities during the second quarter of 2002.

    At July 31, 2001, the Company had trade accounts receivable of $1,406,074 and $2,340,395 in inventories compared to $1,138,872 and $2,206,637, respectively, at January 31, 2001. The increase in trade accounts receivable was due to timing of sales and collections at quarter-end. The inventory levels remained consistent at Dextran Products during the second quarter of fiscal 2002. Inventory levels at Vet Labs were increased in anticipation of increased sales volume in the third quarter of fiscal 2002.

    There were no significant capital expenditures during the second quarter of fiscal 2002.

    The change in the accumulated other comprehensive income is entirely attributable to the currency translation adjustment of Dextran Products. Dextran Products' functional currency is the Canadian dollar. This currency translation adjustment arises from the translation of Dextran Products' financial statements to U.S. dollars.

    Dextran Products has a CDN$750,000 (US$500,000) line of credit, of which CDN$250,000 (US$163,000) was drawn at July 31, 2001. Management anticipates using the credit line for the purposes of funding a portion of the costs associated with the refurbishment of the Toronto facility. The Vet Labs—Sparhawk Joint Venture has a $75,000 line of credit to fund operations. At July 31, 2001, $37,000 was drawn on this line of credit. Vet Labs has a loan commitment for $400,000 to be used for building construction. Management is not planning any construction at Vet Labs during fiscal 2002.

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

(c) Long-term Objectives

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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
July 31, 2001
Interest Rate Sensitivity

    The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. All financial instruments are held for other than trading purposes. The Company does not have a material exposure to interest rate risk.

    The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
								Fair Value
	31-Jan-02	31-Jan-03	31-Jan-04	31-Jan-05	31-Jan-06	Thereafter	Total
	(US$Equivalent)
Assets
Notes receivable:
Variable rate ($US)	39,491	50,150	54,162	58,495	63,175	387,137	652,611	652,611
Average interest rate	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
Liabilities:
Long-term debt:
Fixed rate ($US)	49,817	327,667	4,226	—	—	—	381,710	381,710
Average interest rate	9.31%	9.07%	9.38%	0.00%	0.00%	0.00%	9.25%
Fixed rate ($CDN)	183,768	85,263	86,081	94,156	102,989	102,813	655,070	655,070
Average interest rate	9.03%	9.23%	9.00%	9.00%	9.00%	9.00%	9.04%
Variable rate ($US)	21,607	(19,048)	(20,572)	(22,217)	(23,995)	786,427	722,203	722,203
Average interest rate	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%

POLYDEX PHARMACEUTICALS LIMITED
July 31, 2001
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

PART II
OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

(a)
The 2001 Annual General Meeting of the Members was held on June 22, 2001.

(b)
Not applicable.

(c)
At the Annual Meeting, Mr. Joseph Buchman and Mr. John L.E. Seidler were elected as directors of the Company to hold office for a three-year term expiring at the Annual General Meeting of the Members held in 2004 or until successors are duly elected and qualified. The tabulation of votes in person or by proxy at the Annual Meeting with respect to Mr. Joseph Buchman's and Mr. John L.E. Seidler's election are as follows:

	Class	For		Withheld	Abstain and Non-Votes
Joseph Buchman	Common Shares Class B Preferred Shares	572,840 1,798,800	(1)	76,198 —	2,378,389 —
John L.E. Seidler	Common Shares Class B Preferred Shares	572,810 1,798,800	(1)	76,228 —	2,378,389 —

(1)
the 899,400 outstanding Class B Preferred Shares of the Company have two votes per share.

  The Shareholders of the Company also approved a proposal to authorize the Board of Directors of the Company to approve and adopt the Polydex Pharmaceuticals Limited 2001 Stock Incentive Plan ("Proposal No. 2"). The tabulation of votes present in person or by proxy at the Annual Meeting with respect to the foregoing proposal is as follows:

	Class	For		Withheld	Abstain and Non-Votes
Proposal No. 2	Common Shares Class B Preferred Shares	882,407 1,798,800	(1)	137,118 —	2,007,902 —

(1)
the 899,400 outstanding Class B Preferred Shares of the Company have two votes per share.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits
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

Date: September 14, 2001

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
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES