Form 10-Q
period 2001-10-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2001-12-14
CIK 317158

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

or

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

    Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value	3,047,368 shares
(Title of Class)	(Outstanding at December 11, 2001)

POLYDEX PHARMACEUTICALS LIMITED
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited).

POLYDEX PHARMACEUTICALS LIMITED

    Consolidated Balance Sheets
(Expressed in United States dollars)

	(Unaudited) October 31, 2001	January 31, 2001
Assets
Current assets:
Cash	$327,233	$403,203
Trade accounts receivable	1,123,143	1,138,872
Inventories:
Finished goods	1,870,468	1,567,518
Work in process	62,605	33,037
Raw materials	500,878	606,082

Inventories	2,433,951	2,206,637
Prepaid expenses and other current assets	48,987	82,832

	3,933,314	3,831,544
Property, plant and equipment, net	4,667,755	5,064,084
Patents, net	114,791	131,428
Due from Sparhawk Laboratories, Inc.	131,640	138,247
Due from shareholder	1,159,876	1,251,200
Deferred income taxes	648,876	781,764
Other assets	18,449	19,059

	$10,674,701	$11,217,326

	(Unaudited) October 31, 2001	January 31, 2001
Liabilities and Shareholders' Equity
Current liabilities:
Bank indebtedness	$154,231	$—
Accounts payable	1,148,025	951,597
Accrued liabilities	627,818	630,223
Customer deposits received	45,368	85,227
Income taxes payable	68,056	4,657
Current portion of long-term debt	264,185	388,812
Current portion of capital lease obligations	72,749	131,515

	2,380,432	2,192,031
Long-term debt	724,839	844,701
Capital lease obligations	384,175	464,737
Due to shareholder	687,837	722,222

Total liabilities	4,177,283	4,223,691
Shareholders' equity:
Capital stock
Authorized:
100,000 Class A preferred shares, par value $0.10 per share 899,400 Class B preferred shares, par value $0.0167 per share 10,000,000 common shares, par value $0.0167 per share
Issued and outstanding:
899,400 Class B preferred shares	15,010	15,010
3,047,603 common shares (2001—3,027,477)	50,434	50,434
Contributed surplus	23,224,128	23,221,104
Deficit	(15,611,998)	(15,397,648)
Accumulated other comprehensive income	(1,180,156)	(895,265)

	6,497,418	6,993,635

	$10,674,701	$11,217,326

POLYDEX PHARMACEUTICALS LIMITED

    Consolidated Statements of Operations (Unaudited)
(Expressed in United States dollars)

	Actual Quarter Ended October 31, 2001	Actual Quarter Ended October 31, 2000	Actual Year to Date October 31, 2001	Actual Year to Date October 31, 2000
Sales	$3,126,682	$4,053,774	$9,072,062	$10,552,501
Cost of products sold	2,317,241	3,027,483	6,964,689	7,746,123

	809,441	1,026,291	2,107,373	2,806,378
Other Revenue	—	182,400	—	182,400
Expenses:
General and administrative	447,618	408,630	1,269,491	1,232,882
Depreciation	134,542	149,494	394,755	431,992
Research and development	87,442	348,635	294,560	706,744
Interest expense	50,778	73,915	163,064	224,703
Selling and promotion	40,568	40,447	104,558	121,994
Amortization	5,546	5,546	16,637	16,637

	766,494	1,026,667	2,243,065	2,734,952

Income (loss) from operations	42,947	182,024	(135,692)	253,826
Other income (loss):
Gain (loss) on sale of equipment	187	—	(27,444)	—
Interest and other	67,299	5,004	145,101	25,534

	67,486	5,004	117,657	25,534

Income (loss) before the undernoted	110,433	187,028	(18,035)	279,360
Provision for income taxes	110,384	124,727	196,315	291,739

Net income (loss) for the period	$49	$62,301	$(214,350)	$(12,379)

Per share information:
Earnings (loss) per common share for the period:
Basic	$0.00	$0.02	$(0.07)	$(0.00)
Diluted	$0.00	$0.02	$(0.07)	$(0.00)

Weighted average number of common shares outstanding for the period	3,037,540	3,030,717	3,032,509	3,026,942

POLYDEX PHARMACEUTICALS LIMITED

    Consolidated Statements of Shareholders' Equity and Comprehensive Income (Unaudited)
(Expressed in United States dollars)

	Year to Date October 31, 2001	Year to Date October 31, 2000
Preferred Shares:
Balance, beginning of period	$15,010	$15,010
Private placement of preferred shares	—	—

Balance, end of period	$15,010	$15,010

Common Shares:
Balance, beginning of period	$50,434	$50,203
Common share options exercised	—	147

Balance, end of period	$50,434	$50,350

Contributed Surplus:
Balance, beginning of period	$23,221,104	$23,121,345
Common share options exercised	—	29,740
Common share options granted	3,024	18,000

Balance, end of period	$23,224,128	$23,169,085

Deficit:
Balance, beginning of period	$(15,397,648)	$(15,528,932)
Net loss for the period	(214,350)	(12,379)

Balance, end of period	$(15,611,998)	$(15,541,311)

Accumulated Other Comprehensive Income:
Balance, beginning of period	$(895,265)	$(692,992)
Currency translation adjustment for the period	(284,891)	(161,902)

Balance, end of period	$(1,180,156)	$(854,894)

Comprehensive Income for the period:
Net loss for the period	$(214,350)	$(12,379)
Currency translation adjustment for the period	(284,891)	(161,902)

	$(499,241)	$(174,281)

POLYDEX PHARMACEUTICALS LIMITED

    Consolidated Statements of Cash Flows (Unaudited)
(Expressed in United States dollars)

	October 31, 2001	October 31, 2000
Cash provided by (used in):
Operating activities:
Net loss for the period	$(214,350)	$(12,379)
Add (deduct) items not affecting cash:
Depreciation and amortization	411,392	448,629
Imputed interest on long-term debt	44,847	62,437
Deferred income taxes	108,374	238,159
Loss on sale of equipment	27,444	—
Options issued in exchange for services provided	3,024	18,000
Change in non-cash operating working capital	(7,681)	(247,118)

	373,050	507,728

Investing activities:
Additions to property, plant and equipment and patents	(306,882)	(521,102)
Repayment of due from shareholder, net	91,324	15,221
Repayment from Sparhawk Laboratories, Inc.	6,607	—
Proceeds from sale of equipment	110,000	—

	(98,951)	(505,881)

Financing activities:
Proceeds from long-term debt	—	49,896
Repayment of long-term debt	(286,990)	(448,937)
Repayment of capital lease obligations	(109,261)	(85,727)
Increase (decrease) in due to shareholder	(34,385)	37,412
Increase in bank indebtedness	154,231	85,784
Exercise of common share options	—	29,887

	(276,405)	(331,685)
Effect of exchange rate changes on cash	(73,663)	6,555

Decrease in cash position	(75,970)	(323,283)
Cash, beginning of period	403,203	799,565

Cash, end of period	$327,233	$476,282

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

Dextran—	manufactures and sells bulk quantities of Dextran and several of its derivatives to large pharmaceutical companies throughout the world.
Veterinary products—	manufactures and sells veterinary pharmaceutical products and specialty chemicals in the United States. The primary customers are distributors and private labelers, who in turn sell to the end-user of these products.
	Quarter Ended October 31, 2001	Quarter Ended October 31, 2000	Year to Date October 31, 2001	Year to Date October 31, 2000
Sales:
Dextran	$1,142,717	$1,295,709	$3,457,076	$3,849,833
Veterinary products	2,021,178	2,886,175	5,853,311	7,062,198

Total segment sales	3,163,895	4,181,884	9,310,387	10,912,031
Less: intercompany sales elimination	37,213	128,110	238,325	359,530

Total consolidated sales	$3,126,682	$4,053,774	$9,072,062	$10,552,501

Income (loss) from operations:
Dextran	$211,260	$118,097	$503,830	$493,682
Veterinary products	3,045	357,310	(18,749)	519,102

Total income from operations from segments	214,305	475,407	485,081	1,012,784
Less: Unallocated corporate expenses	171,358	293,383	620,773	758,958

Total consolidated income (loss) from operations	$42,947	$182,024	$(135,692)	$253,826

Assets:
Dextran			$5,177,474	$5,509,822
Veterinary products			4,293,312	4,398,928

Total assets from segments			9,470,786	9,908,750
Corporate assets			1,203,915	1,395,884

Total consolidated assets			$10,674,701	$11,304,634

1.  Basis of Presentation:

    The information contained in the interim consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the January 31, 2001 Annual Report on Form 10-K filed by Polydex Pharmaceuticals Limited (the "Company"). The unaudited interim consolidated financial statements as of October 31, 2001 and 2000 include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries in which the Company has more than a 50% ownership interest and exercises control.

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

    Net income for the third quarter ended October 31, 2001 amounted to $49 or $0 per share as compared to net income of $62,301 or $0.02 per share for the third quarter ended October 31, 2000. This decline in results is attributable to the decline in sales and operating profits at Vet Labs during the quarter. Last year Vet Labs had a strong third quarter, but the slowing United States economy and the surplus of beef resulted in significantly decreased sales in the third quarter of this year.

    During the third quarter ended October 31, 2001, the Registrant's income from operations amounted to $42,947 or $0.01 per share, as compared to income from operations of $182,024 or $0.06 per share for the third quarter of fiscal 2001, ending October 31, 2000. This decline in results is primarily due to a decrease in operating profits at Vet Labs of $354,265 offset by an increase in operating profits at Dextran Products of $93,163 and a reduction of corporate expenses of $122,025. The increase in operating profits at Dextran Products is primarily attributable to the increase in margins and the decreased research and development expenses as compared to the same quarter last year. The decrease in operating profits at Vet Labs is primarily attributable to a large decrease in sales and margins during the quarter as compared to the same quarter last year.

    Sales volume for the third quarter of fiscal 2002 decreased from $4,053,774 to $3,126,682, representing a decrease of $927,092 or 23%. Vet Labs experienced a quarter over quarter decrease in sales of $864,997 or 30% due to significantly decreased sales in the injectable product line. Injectable Iron Dextran and the vitamin products have experienced the largest declines in the injectable product line. Injectable Iron Dextran sales are down due to customer overstocking at the distribution level and the market penetration of a competing 200mg Iron Injection product into the Vet Labs historic 100mg markets. Sales of all injectable products, including the vitamin products, are down due to reduced demand for beef and the reduction in cattle prices. The slowdown in the United States economy has resulted in reduced business and pleasure travel and reduced restaurant spending, particularly at the high end. This has resulted in a surplus of beef. Farmers have reacted by reducing cattle herds, which reduces the demand for injectable products.

    Sales at Dextran Products decreased by $152,992 or 12% as compared to the same quarter in fiscal 2001. This decrease in sales at Dextran Products is primarily due to a longer than normal summer maintenance shutdown in the third quarter of fiscal 2002. In fiscal 2002, the summer maintenance shutdown was almost three weeks long, as opposed to the typical two-week period, to allow for additional equipment maintenance and repairs. Maintenance and repairs were successfully completed. In fiscal 2001, the summer maintenance shutdown was only one week long because certain maintenance was performed in the fourth quarter of fiscal 2000 during the plant shutdown for equipment installation.

    Gross margins increased from 25% in the third quarter of fiscal 2001 to 26% in the third quarter of fiscal 2002. Dextran Products' quarter over quarter gross margin increased from 31% in the third quarter of fiscal 2001 to 46% during the third quarter of fiscal 2002. Vet Labs' gross margin decreased from 22% in the third quarter of fiscal 2001 to 13% in the third quarter of fiscal 2002. The margin increase at Dextran Products is primarily a result of the significant decrease in the value of the Canadian dollar relative to the United States dollar. Dextran Products' sales are primarily denominated in United States dollars while the majority of the cost of sales is incurred in Canadian dollars. The margin decrease at Vet Labs is a result of the decreased sales in the injectables product line. This is the higher margin product line. The lower than normal sales resulted in higher average costs for fixed manufacturing overheads, as the fixed costs did not change.

    Management expects sales and margins to continue at approximately current levels at Dextran Products. Management expects sales levels in the fourth quarter of fiscal 2002 at Vet Labs to be below the sales levels in the fourth quarter of fiscal 2001 because of the continuing decline in the United States economy. The events of September 11 have resulted in further reducing travel which impacts restaurant spending. The full effects of this decline in travel will likely be felt in the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003. Management expects to see a turnaround commencing in the second quarter of fiscal 2003 when the general economic conditions in the United States are expected to begin improving.

    General and administrative expenses in the third quarter of fiscal 2002 increased by $38,988 or 10% from the third quarter of fiscal 2001 due primarily to increases in professional fees at Vet Labs. Year to date general and administrative expenses, in fiscal 2002, are relatively consistent with the level of expenses incurred in the same period in fiscal 2001. Depreciation and amortization in the third quarter of fiscal 2002 decreased by $14,952 or 10% from the third quarter of fiscal 2001 due primarily to the reduced capital expenditures and certain equipment becoming fully depreciated. Selling and promotion expenses in the third quarter of fiscal 2002 were consistent with the same period in the prior year.

    Due to sustained funding by research and development partners, research and development costs in the third quarter of fiscal 2002 decreased by $294,905 or 85% as compared to the third quarter of fiscal 2001. Although funding from all sources for these research and development projects will continue, the Company's portion of these costs will not need to be increased for the remainder of the year.

    Research and development, in conjunction with the Consortium for Industrial Collaboration in Contraceptive Research (CICCR) and the Rush Medical Center in Chicago, relating to Cellulose Sulfate gel is progressing. Pre-IND tests have indicated that this gel holds great promise as a topical prophylactic for sexually transmitted diseases, including AIDS, and as a contraceptive. Two Phase I human clinical trials to test the safety and tolerance of this gel were successfully completed. These trials were funded by CICCR. The project team is moving ahead to put the supply chain in place for long-term toxicology and further clinical trials. Management expects funding to continue from CICCR for this project.

    The Company licensed the cystic fibrosis product, Usherdex, to BCY Lifesciences of Vancouver, British Columbia. Under this license agreement, BCY Lifesciences will provide funding for research and development and will pay a royalty to the Company based on sales and sublicensing revenue in return for the exclusive right to sublicense, manufacture, distribute and sell the product or products developed. BCY Lifesciences filed an Investigative New Drug application in Canada to seek approval to conduct a Phase I clinical trial, during the second quarter of fiscal 2002. BCY Lifesciences is completing preparations for the Phase I clinical trial. In anticipation of successful Phase I human clinical testing, BCY Lifesciences is already planning to commence Phase II clinical trials in the first half of fiscal 2003.

    Interest expense in the third quarter of fiscal 2002 decreased by $23,137 or 31% as compared to the third quarter in fiscal 2001 due to the repayment of long-term debt and capital lease obligations. In addition, interest expense, during the third quarter of fiscal 2002, includes imputed interest on both the share value guarantee payable, resulting from the acquisition of Vet Labs in 1992, and the lawsuit settlement payable, totaling $13,457.

    Interest and other income in the third quarter of fiscal 2002 increased by $62,295 or 1,245% as compared to the third quarter of fiscal 2001 due to the foreign exchange gain realized by Dextran Products.

    The Foot and Mouth disease problem in Europe appears to be of little impact to the Company. Dextran Products continues to be in contact with its agents overseas and to date the problem does not seem to have had a noticeable impact. Feedback from Asia, Europe and the United States shows limited effect to date. The impact of the Foot and Mouth disease problem has also had minimal impact on Vet Labs. Additionally, the mad cow disease problem in Europe has had minimal impact on the Company.

    The raw material supplier of Pentobarbital used in euthanasia product, for Vet Labs, appears to have resolved their regulatory problems with their production. Vet Labs began to receive shipments of Pentobarbital during the quarter allowing for production of euthanasia product. Management expects future sales of these products to return to normal historic levels. Sales of euthanasia products in the third quarter of fiscal 2002 amounted to $56,960, as compared to no sales in the third quarter of fiscal 2001.

    Operating results for the third quarter ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ended January 31, 2002. For further information, refer to the consolidated statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended January 31, 2001.

(b) Liquidity and Capital Resources

    The Registrant, in the third quarter of fiscal 2002, generated cash flow from operations of $411,416 compared to cash flow from operations of $19,039 in the third quarter of fiscal 2001. This increase of $392,377 or 2,061% is primarily attributable to the decrease in non-cash working capital during the quarter. The decrease in non-cash working capital levels, during the third quarter of 2002, resulted from decreases in trade accounts receivable.

    At October 31, 2001, the Company had trade accounts receivable of $1,123,143 and $2,433,951 in inventory compared to $1,406,074 and $2,340,395, respectively, at July 31, 2001. The decrease in trade accounts receivable during the third quarter of fiscal 2002 was due to timing of sales and collections at quarter-end. The inventory levels were increased at Dextran Products during the third quarter of fiscal 2002 in anticipation of sales volume in the fourth quarter. Inventory levels at Vet Labs were decreased due to the lower sales volumes experienced in fiscal 2002.

    There were no significant changes in financing or investing activities and there were no significant capital expenditures during the third quarter of 2002.

    The reduction in the accumulated other comprehensive income, of $189,553 during the third quarter of fiscal 2002, is entirely attributable to the currency translation adjustment of Dextran Products. Dextran Products' functional currency is the Canadian dollar. This currency translation adjustment arises from the translation of Dextran Products' financial statements to U.S. dollars.

    Dextran Products has a CDN$750,000 (US$500,000) line of credit, of which $81,931 was utilized at October 31, 2001. Management anticipates using the credit line for the purposes of funding a portion of the costs associated with the refurbishment of the Toronto facility. The Vet Labs—Sparhawk Joint

Venture has a $75,000 line of credit to fund operations, of which $72,300 was utilized at October 31, 2001. Vet Labs has a loan commitment for $400,000 to be used for building construction. Management is not planning any construction at Vet Labs during fiscal 2002, and therefore does not expect to borrow any funds under this loan commitment during fiscal 2002.

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

1.
Bring new products to market. During the third quarter, development work has continued on the cellulose sulfate project and Usherdex. Vet Labs is continuing development of new veterinary products.

2.
Upgrade and refurbish existing production facilities to increase capacity and efficiency. Refurbishment of the Dextran Products plant is continuing and planning for the next two phases is nearing completion. Management is planning to install a rotary drum vacuum filter machine and a fermenter during the winter maintenance shutdown in December, 2001.

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
October 31, 2001
Interest Rate Sensitivity

    The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. All financial instruments are held for other than trading purposes. The Company does not have a material exposure to interest rate risk.

    The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
	1/31/02	1/31/03	1/31/04	1/31/05	1/31/06	Thereafter	Total	Fair Value
	(US$ Equivalent)
Assets:
Notes receivable:
Variable rate ($US)	46,017	56,738	60,710	64,960	69,507	354,678	652,611	652,611
Average interest rate	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%
Liabilities:
Long-term debt:
Fixed rate ($US)	49,817	327,667	4,226	—	—	—	381,710	381,710
Average interest rate	9.31%	9.07%	9.38%	—	—	—	9.25%
Fixed rate ($CDN)	183,768	85,263	86,081	94,156	102,989	102,813	655,070	655,070
Average interest rate	9.03%	9.23%	9.00%	9.00%	9.00%	9.00%	9.04%
Variable rate ($US)	28,829	(11,536)	(12,344)	(13,208)	(14,132)	744,594	722,203	722,203
Average interest rate	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%

Polydex Pharmaceuticals Limited
October 31, 2001
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

    The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
	1/31/02	1/31/03	1/31/04	1/31/05	1/31/06	Thereafter	Total	Fair Value
	(US$ Equivalent)
Liabilities:
Long-term debt:
Fixed rate ($CDN)	183,768	85,263	86,081	94,156	102,989	102,813	655,070	655,070
Average interest rate	9.03%	9.23%	9.00%	9.00%	9.00%	9.00%	9.04%

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

Date: December 14, 2001

POLYDEX PHARMACEUTICALS LIMITED (Registrant)
By:	/s/ GEORGE G. USHER George G. Usher, Chairman, President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ SHARON L. WARDLAW Sharon L. Wardlaw, Treasurer, Secretary and Chief Financial and Accounting Officer (Principal Financial Officer)

QuickLinks

PART I FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements (unaudited).
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
PART II OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES