Form 10-K
period 2002-01-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2002-04-30
CIK 317158

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2002

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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

        The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and ask prices of such stock as of April 29, 2002: $5,107,088

        The number of Common Shares outstanding as of April 29, 2002: 3,027,777

        Documents Incorporated By Reference

        Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2002, are incorporated by reference into Part III.

PART I

ITEM 1.    BUSINESS

        This report contains statements of a forward-looking nature relating to future events or future performance. These statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this report which could cause actual results to differ materially from those indicated in any forward-looking statements, including those set forth in "Risk Factors" in this Annual Report on Form 10-K.

Introduction

        Polydex Pharmaceuticals Limited (the "Company") was incorporated under the laws of the Commonwealth of the Bahamas on June 14, 1979 as Polydex Chemicals Limited, and changed its name on March 28, 1984. The address of its statutory office in the Bahamas is c/o Higgs & Johnson, 83 Shirley Street, Nassau, Bahamas: telephone (242) 322-8571. The Company's current business is conducted through two of its subsidiaries, Polydex Chemicals (Canada) Limited, a wholly-owned Canadian corporation incorporated in 1969, which itself conducts its business through its wholly-owned subsidiary, Dextran Products Limited ("Dextran Products") (incorporated in Ontario in 1966) and Chemdex, Inc. ("Chemdex"), a 90% owned Kansas corporation incorporated in 1987.

        On November 30, 1992, Chemdex acquired from Continental Grain Company 100% of the issued and outstanding share capital of Veterinary Laboratories Inc. ("Vet Labs"), a Kansas corporation, which previously had been wholly-owned by the Company. On December 1, 1992, Vet Labs and Sparhawk Laboratories Inc. ("Sparhawk") entered into a joint venture (the "Vet Labs — Sparhawk Joint Venture") for the purpose of manufacturing and selling veterinary pharmaceutical products. Sparhawk is not an affiliated company, but is owned primarily by the management of the Vet Labs — Sparhawk Joint Venture. The Company controls the Vet Labs—Sparhawk Joint Venture through its control of the board of directors.

        On May 9, 1995, the Company acquired from its then Chairman (now Vice-Chairman), Thomas C. Usher, a 90% interest in Novadex International Inc. ("Novadex International"), a Bahamian corporation. The Company acquired the remaining 10% interest in Novadex International from an unaffiliated third person on July 14, 1997. The principal asset of Novadex International is a patent, developed by Mr. Usher, for the use of Cellulose Sulphate in a number of applications including the development of a new contraceptive gel.

General

        The current business of the Company consists of the manufacture and sale of Dextran and several of its derivatives, including Iron Dextran and Dextran Sulphate, veterinary pharmaceutical products and other specialty chemicals, and cosmetic raw materials, with some related research and development. The Company is investigating the potential human applications of certain of its products, although it is impossible to determine at this time if these products will be successfully commercialized in the human pharmaceutical market.

        Dextran, a generic name applied to certain synthetic compounds formed by bacterial growth on sucrose, is a polymer or giant molecule. The name Polydex combines the words "polymer" and "dextran."

Description, Usage and Regulated Aspects of the Products

        The operations of the Company are presently carried on through Dextran Products and Vet Labs. These subsidiaries operate in two industry segments: the manufacture and sale of Dextran and derivatives and the manufacture and sale of veterinary pharmaceutical products

Iron Dextran

        Iron Dextran is a derivative of Dextran produced by complexing Iron with Dextran. Iron Dextran is injected into most pigs at birth as a treatment for anemia.

        Sales presently are being made by the Company in the following countries, which have approved the use of Iron Dextran for animals, require no approval, or accept the Canadian registration: Canada, Denmark, France, Switzerland, Hong Kong, Germany, the Netherlands, Finland, Ecuador, Thailand, Hungary, Italy, Malaysia, the Philippines, Japan, Brazil, Korea, Spain, Sweden, Israel, New Zealand, Mexico, Costa Rica, and Australia. In the United States, sale for veterinary use requires the approval of the U.S. Food and Drug Administration (the "FDA"). Chemdex has FDA approval for veterinary use of Iron Dextran in the United States. For classification purposes, the Company treats these sales of the Iron Dextran raw materials as sales of Iron Dextran.

Dextran Sulphate

        Dextran Sulphate is a specialty chemical that finds use in research applications of the pharmaceutical industry and other centers of chemical research.

        The Dextran Sulphate manufactured by the Company is sold in Australia, Switzerland, France, the Netherlands, New Zealand and the United States, where it is used in limited quantities in the manufacture of film, as well as analytical chemical applications. This usage requires no regulatory approval.

Veterinary Products

        The Company manufactures sterile injectable products, tablets and boluses, internal and external solutions, ointments and powders.

        The products are sold in the United States and are predominantly used by large animal veterinarians and by farmers for the treatment of various diseases and conditions that affect farm animals. The Vet Labs facility is regulated and inspected by the FDA and the U.S. Drug Enforcement Agency.

Sales, Distribution and Reliance Upon Foreign Countries

Iron Dextran and Dextran Sulphate

        The Company sells Iron Dextran on an exclusive basis in certain countries and on a non-exclusive basis elsewhere. Dextran Sulphate is sold on a non-exclusive basis throughout the world. For the fiscal year ended January 31, 2002, no single customer accounted for 10% or more of total sales.

        The Company has not changed its mode of distribution of Iron Dextran or Dextran Sulphate during the past fifteen fiscal years. The Company sells its product primarily to independent distributors and wholesalers throughout the world. Orders are forwarded to the Company's manufacturing facilities in Toronto, Ontario, Canada where they are processed and shipped. The Canadian Embassies and Consulates in various countries also assist the Company by making available information regarding the Company and its products.

Veterinary Products

        All of the sales of Vet Labs for the fiscal year ended January 31, 2002 were within the United States. Distribution is achieved through private label buying groups who then distribute to their own distributors, and through full service independent distributors who purchase products under Vet Labs' house labels. Private label products accounted for approximately 80% of sales with house label sales contributing approximately 13%. In addition, Vet Labs also does "contract filling" for other industry companies. Four customers (all private label buying groups) accounted for 69% of sales at Vet Labs, with individual customer shares ranging from less than 1% to 22%. Management does not believe that the loss of any one or more of these customers would have a material adverse effect upon Vet Labs' results of operations.

Patents, Trademarks and Licenses

Iron Dextran

        Effective February 1, 1995, the Company entered into an agreement with Novadex Corp., an affiliated company, whereby Novadex Corp. granted the Company the exclusive worldwide license to use a certain process developed by Novadex Corp. for producing Iron Dextran. This process allows the Company to produce Iron Dextran at a lower cost than would otherwise be possible. The license agreement expires when the related patent expires. The Company pays a license fee based on production volumes. Upon the expiration of the license, the technology relating to the process described above will belong to the Company, with no further obligation to make royalty payments to Novadex Corp.

        During July 1999, Novadex Corp. was liquidated, and all assets and liabilities of Novadex Corp. were assumed by the sole shareholder of Novadex Corp., the Vice Chairman of the Company. The above-referenced license agreement was included in the assets transferred to the Vice Chairman. As of the effective date of the transfer, the Company is obligated to pay the license fee to the Vice Chairman.

        The technology in the field of Dextran and its derivatives is undergoing continuous expansion and development. The manufacture of Dextran and its derivatives may be achieved by different processes and variations (including glycoside, which is in the public domain). Therefore, the Company does not believe that the license agreement described above gives it any substantial competitive advantage.

Dextran Sulphate

        This material was patented under U.S. patent number 4,855,410 in August, 1989 and has been tested with other drugs for efficacy in controlling the HIV virus. At this time research has been halted so that the Company can focus its resources on projects relating to cystic fibrosis and Cellulose Sulphate. Once these projects have been completed, the Company expects to return its attention to Dextran Sulphate.

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

        During fiscal year 2001 U.S. patent number 6,063,773, was granted to the Company and Co-inventors entitled "Cellulose Sulphate for use as Antimicrobial and Contraceptive Agent". Further clinical trials are planned to show its safety and efficacy.

Cystic Fibrosis

        Effective April 1, 1994, the Company entered into a Research Agreement (the "UBC Research Agreement") with an affiliated company and the University of British Columbia ("UBC"). On April 1, 1996, the UBC Research Agreement was amended and expanded to include a number of Canadian hospitals. Under the terms of the UBC Research Agreement, the Company has agreed to provide equipment and funding in return for continuing research on cystic fibrosis to be carried out in connection with two patents issued in 1996. U.S. patent number 5,441,938 is held jointly by UBC and the Company, whereas U.S. patent number 5,514,665 is held by UBC and licensed to the Company. In conjunction with the UBC Research Agreement, UBC granted the Company, through a sub-licensing agreement with an affiliated company, an exclusive worldwide license to manufacture, distribute and sell products derived or developed from the research performed. During fiscal 2000, the Company and UBC licensed the cystic fibrosis product to BCY Lifesciences Inc. (formerly BCY Ventures Inc.) ("BCY Lifesciences") of Vancouver, British Columbia, Canada. Under this license agreement, BCY Lifesciences will pay a royalty to both the Company and UBC based on sales and sublicensing revenue in return for the exclusive right to sublicense, manufacture, distribute and sell the developed products.

Suppliers and Sales

Iron Dextran and Dextran Sulphate

        With regard to its basic raw materials, the Company utilizes one basic supplier for its sugar requirements and one basic supplier for its Iron. Both of these materials, as well as others used by the Company, are readily available from numerous suppliers at competitive prices in the market. The Company has no long-term contracts with any of its suppliers.

        The Company is dependent upon a single source for a certain raw material used in the production of Dextran Sulphate. Such supply was adequate in fiscal 2002 and no shortages are anticipated in the near term. However, any curtailment in availability of such raw material could be accompanied by production or other delays as well as increased raw material costs, with consequent adverse effect on the Company's results of operations.

Veterinary Products

        Raw materials are readily available from a variety of suppliers at competitive prices in the market. The Company has no long-term contracts with any of its suppliers.

Backlog and Seasonality

        The Company's backlog as at January 31, 2002 was approximately $1,300,000 whereas backlog as at January 31, 2001 was approximately $1,600,000. All of these orders are expected to be filled within the current fiscal year. The Dextran Product's business is not seasonal to any material extent, while Vet Labs typically experiences reduced sales in the spring and summer months as animals are put out to pasture and consequently have less need for vitamin supplements.

Competition

        The Company is the only Canadian manufacturer of Iron Dextran and, as a result of its ownership of Vet Labs, the Company is also the only manufacturer of the 10% Bulk Solution in the United States. There exist several European sources of Iron Dextran. However, the only other major supplier of Iron Dextran is located in Denmark. Dextran Sulphate is also manufactured by several manufacturers in the U.S. and Europe. With regard to Iron Dextran and Dextran Sulphate, the Company competes on the basis of quality, service and price.

        The Company currently produces approximately 35 veterinary products including analgesics, anti-diarrheals, topical antiseptics, nutritional supplements, local and general anesthesia agents and euthanizing agents. Primary market segments include beef and dairy cattle, swine, equine and to a small extent, companion animals (dogs and cats). With the exception of Iron Dextran and Nitrofurazone ointment, the product offering is generic or non-licensed (non NADA). As such, all products are subject to numerous competitors. In addition to competing on the basis of quality, service and price, the Company differentiates itself from competitors through its ability to supply multiple product dosage forms (i.e., injectables, boluses, tablets, liquids and powders) and provide customers with technical and regulatory support and assistance from in-house quality control and regulatory departments.

Environmental Compliance

        The Company believes that it is in substantial compliance with all existing applicable foreign, federal, state and local environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position.

Employees

        As of March 31, 2002, the Company employed 85 employees, of whom 54 were engaged in production, 18 in quality control, 2 in research and development, 9 in administration and 2 in marketing and sales activities. Of such employees, 57 were employed by Vet Labs and 28 by Dextran Products. None of the Company's employees are covered by collective bargaining agreements. Management considers its relations with employees to be good.

Research and Development

Expenditures and Tax Credits

        During the fiscal years ended January 31, 2002, 2001, and 2000, the Company expended $506,980, $1,158,729, and $677,111 respectively, on research and development relating primarily to the development of Cellulose Sulphate and a raw material for a human pharmaceutical product. The fiscal 2002 decrease is a result of sustained funding by research and development partners. During the years ended January 31, 2002, 2001 and 2000, the Company recognized investment tax credit benefits of $42,375, $52,246 and $39,794.

New Products—Cystic Fibrosis

        Cystic fibrosis is a genetic disease which causes a cascade of effects, the most severe being a build up of mucus in the lungs. This mucus is difficult to remove and also permits the colonization of bacteria which then cause secondary infections and often death. Research relating to cystic fibrosis has shown that a special form of Dextran, Usherdex 4, is effective in preventing the colonization of bacteria in the mouth and in stimulating the macrophages in the lungs to remove the bacteria present and lessen secondary infections. Research into the identification of the most effective components of Usherdex 4 is complete. BCY has now identified Usherdex (now DCF 987) as its lead drug candidate, and has completed animal toxicology studies, and entered phase I human clinical trials. In fiscal 2002, that trial came to a successful conclusion. A phase II trial is planned for fiscal 2003. Polydex may eventually receive substantial royalties on revenues generated by a successfully marketed product.

New Products—Cellulose Sulphate

        As discussed above, research is underway in the United States to evaluate the use of this material as a contraceptive gel with antiviral capabilities. During fiscal year 2000, the Company successfully completed a Phase I human clinical trial with support from the Consortium for Industrial Collaboration in Contraceptive Research ("CICCR").

        In fiscal 2002, Polydex Pharmaceuticals took a number of steps towards advancing Ushercell to phase II/III human clinical trials. After an exhaustive year-long search involving a substantial contribution by our strategic partner CONRAD, Polydex completed the drug supply chain by contracting Organichem Corp. to manufacture Ushercell for clinical purposes. Developing this supply chain has raised production issues associated with moving manufacturing to additional sites. Different equipment and procedures at the new sites have necessitated additional laboratory work to refine techniques for synthesizing and analyzing Ushercell. This work is crucial to ensuring that the contract manufacturers can create and validate a stable product in advance of pilot- and plant-scale production. At Polydex, much of fiscal 2002 was devoted to these issues, which are now approaching final resolution.

        Fiscal 2002 also saw the successful completion of two additional phase I human clinical trials. The first was a 10-month-long, double-blind study testing the safety of 6% cellulose sulfate gel (the chemical name of Ushercell) for vaginal use in 48 woman. The results, based on five distinct observations, indicate that Ushercell is less irritating than both the widely available spermicide and a well-known over-the-counter personal lubricant. The second trial, another double-blind study, tested the safety of penile applications of 6% cellulose sulfate gel in 36 men. After four months, the study concluded that men tolerate Ushercell as well as they do products with similar applications.

        Should continued positive results be generated from this work, the Company has been advised that the funding from CICCR will continue through Phase II trials. A large American pharmaceutical company has agreed to assist the Company with the production of material for future clinical trials, which are presently being planned. The Company maintains an exclusive worldwide license for this product.

New Products—Activated Collagen and Elastin

        Collodex, a modified collagen, has been formulated as a principal ingredient of a cosmetic skin cream. During fiscal 2000, the Company engaged several marketing companies for the promotion of this product. To date, efforts by these companies have met with limited success. At the present time, minor sales are being made to cosmetic manufacturers in the Pacific Rim with the potential for increased sales in the future. Elastin, a material with similar applications, has been developed by the Company. It has not been commercialized, however, and no sales are expected to occur in the current fiscal year.

Risk Factors

        You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect the Company's business, financial condition, operating results and prospects.

The Company's product development efforts may be reduced or discontinued due to difficulties or delays in clinical trials.

        To achieve sustained profitability, the Company must, alone or with corporate partners and collaborators, successfully research, develop and commercialize identified technologies or product candidates. Current developmental product candidates are in various stages of clinical and pre-clinical development and will require significant further funding, research, development, preclinical and/or clinical testing, regulatory approval and commercialization testing, and are subject to the risks of failure inherent in the development of products based on innovative or novel technologies. They are also rigorously regulated by the federal government, particularly the FDA, and by comparable agencies in state and local jurisdictions and in foreign countries. Specifically, each of the following is possible with respect to any one of the Company's developmental product candidates:

  •
  that the Company will not be able to maintain its current research and development schedules;

  •
  that the Company will not be able to enter into human clinical trials because of scientific, governmental or financial reasons, or that it will encounter problems in clinical trials that will cause a delay or suspension of the development of the developmental product candidate;

  •
  that the developmental product will be found to be ineffective or unsafe;

  •
  that government regulations will delay or prevent the product's marketing for a considerable period of time and impose costly procedures upon the Company's activities;

  •
  that the FDA or other regulatory agencies will not approve the product or the process by which the product is manufactured, or will not do so on a timely basis; and/or

  •
  that the FDA's policies may change and additional government regulations and policies may be instituted, which could prevent or delay regulatory approval of the product.

        If any of the risks set forth above occurs, the Company may not be able to successfully develop its identified developmental product candidates.

The Company's developmental product commercialization efforts may not be successful.

        It is possible that, for reasons including, but not limited to those set forth below, the Company may be unable to commercialize or receive royalties from the sale of any given developmental product, even if it is shown to be effective, if:

  •
  it is uneconomical or if the market for the product does not develop or diminishes;

  •
  the Company is not able to enter into arrangements or collaborations to commercialize and/or market the product;

  •
  the product is not eligible for third-party reimbursement from government or private insurers;

  •
  others hold proprietary rights that preclude the Company from commercializing the product;

  •
  others have brought to market similar or superior products;

  •
  others have superior resources to market similar products or technologies;

  •
  government regulation imposes limitations on the indicated uses of the product, or later discovery of previously unknown problems with the product results in added restrictions on the product or results in the product being withdrawn from the market; or

  •
  the product has undesirable or unintended side effects that prevent or limit its commercial use.

The Company depends on partnerships with third parties for the development and commercialization of its products.

        The Company's strategy for development and commercialization of its products is to rely on licensing agreements with third party partners. As a result, the ability of the Company to commercialize future products is dependent upon the success of third parties in performing clinical trials, obtaining regulatory approvals, manufacturing and successfully marketing its products. There can be no assurance that such third party collaborations will be successful.

        If any of the Company's current research and development partnerships are discontinued, it may not be able to find others to develop and commercialize its current product candidates.

The Company does not currently have agreements with third parties to market its developmental products.

        The commercialization of any of the Company's developmental products that receive FDA approval will depend upon the Company's ability to enter into agreements with companies that have sales and marketing capabilities. The Company currently intend to sell our products in the United States and internationally in collaboration with one or more marketing partners. No assurance can be given that the Company will be able to enter into any such collaboration to market its developmental products in a timely manner or on commercially reasonable terms, if at all.

ITEM 2.    PROPERTIES

        The Company's wholly-owned subsidiary, Polydex Chemicals (Canada) Limited, maintains its executive and sales offices and its manufacturing plant of approximately 30,000 square feet in Toronto, Ontario, Canada.

        The Company operates a fermentation plant in Toronto, Ontario, Canada, having the capacity to produce both 10% and 20% Iron Dextran at the rate of up to 11,000 liters a week (there are 1.057 quarts in one liter). Present production is approximately 8,000 liters a week. Complexing of the Iron Dextran takes place in Toronto, Ontario, Canada.

        Dextran Sulphate presently is manufactured at the Company's plant in Toronto, Ontario, Canada where reactors and spray drying equipment are available. The Company presently manufactures approximately 250 kilos of Dextran Sulphate per quarter (there are 2.2 pounds in one kilo), and has the capacity to manufacture 500 kilos per month simultaneously with the 11,000 liters per week of Iron Dextran.

        The Toronto facility has been divided into 11 discrete production areas identified for refurbishment. During fiscal 2002 new equipment was installed to replace older less efficient equipment to maintain production.

        Through its subsidiary, Vet Labs, the Company manufactures tablets and boluses, internal and external solutions, ointments, powders and injectable products. The manufacturing facility is located on 8 acres of land in Lenexa, Kansas. The plant is 55,000 square feet with separate production areas for each of the above product groups. The plant has the capacity to manufacture over 200,000 boluses per day, 4,000 gallons of liquids per day, 1,500 pounds of powder per day and 1,000 gallons of injectable products per day. The facility is currently running at approximately 50% of capacity.

        Each of the properties described above is owned by the Company. Management believes that the Company's facilities are adequate for its present requirements. These facilities have additional capacity for expansion of production of existing and new products. The Company considers its current equipment to be in good condition and suitable for the operations involved.

ITEM 3.    LEGAL PROCEEDINGS

        There are no pending legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of their property is subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the Company's fourth quarter ended January 31, 2002.

PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The Company's shares are listed for trading on the Nasdaq SmallCap Market System under the symbol POLXF, and on the Boston Stock Exchange under the symbol PXL.

        The reported high and low bid prices of the common shares on the Nasdaq SmallCap Market System for the past two calendar years were as follows (similar prices were quoted on the Boston Stock Exchange):

Stock Price (Low and High Bid) Quarter Ended	2002	2001	2000
March 31	$2.950-3.050	$3.063-3.125	$7.875-9.250
June 30		2.860-2.860	5.031-5.063
September 30		1.950-2.050	4.906-5.688
December 31		2.050-2.340	2.469-4.000

        The quotations set out above represent the prices for the specific dates between dealers and do not include retail mark-up, mark-down or commission. They do not represent actual transactions. These quotations have been supplied by the National Association of Securities Dealers, Inc.

        As of March 29, 2002 there were approximately 710 holders of record of the Company's Common Shares

        The Company has paid no dividends in the past and does not consider likely the payment of any dividends in the foreseeable future.

        There are no governmental laws, decrees or regulations in the Commonwealth of the Bahamas applicable to the Company that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends or other payments to nonresident holders of the Company's Common Shares. Furthermore, U.S. holders of the Company's Common Shares are not subject to taxes under Bahamian law.

ITEM 6.    SELECTED FINANCIAL DATA

Polydex Pharmaceuticals Limited
Financial Highlights
January 31, 2002

	2002	2001	2000	1999	1998	1997
Sales from continuing operations	12,167,530	13,646,158	13,096,449	11,721,020	9,842,365	9,344,089
Net income (loss) from continuing operations	(206,880)	131,284	969,843	572,393	488,162	122,390
Net income (loss) per common share	(0.07)	0.04	0.32	0.19	0.17	0.04
Total Assets	10,080,880	11,217,326	11,814,833	10,456,264	9,740,947	8,627,517
Long-term borrowings	1,724,159	2,031,660	2,385,541	1,158,187	1,478,578	1,555,551

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company's fiscal year ends on January 31st therefore fiscal year 2002 refers to the Company's year ended January 31, 2002. The Company's financial statements are prepared in accordance with United States generally accepted accounting principles. All amounts are in United States dollars, unless otherwise denoted. The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Results of Operations

        The operations of the Company are carried on through Dextran Products Limited ("Dextran Products") in Canada and through Chemdex, Inc. ("Chemdex") in the United States. The operations of Chemdex are carried on through its wholly-owned subsidiary, Veterinary Laboratories, Inc. ("Vet Labs"). Each of Dextran Products and Chemdex operates as a strategic business unit. Dextran Products manufactures and sells bulk quantities of Dextran and several of its derivatives to large pharmaceutical companies throughout the world. Chemdex manufactures and sells veterinary pharmaceutical products and specialty chemicals in the United States. The primary customers are distributors and private labelers, who in turn sell to the end-user of these products.

        Sales of the Company decreased 11% or $1,478,628 to $12,167,530 in fiscal 2002 from $13,646,158 in fiscal 2001. The decline in sales was primarily due to a decline in volume at Chemdex, where sales decreased by 13% or $1,221,960 to $7,920,895 in fiscal 2002 from $9,142,855 in fiscal 2001, and accounted for 65% of the Company's sales in fiscal 2002. Chemdex sales accounted for 67% of the Company's sales in fiscal 2001. Sales of the Company increased 4% or $549,709 to $13,646,158 in fiscal 2001 from $13,096,449 in fiscal 2000. The sales increase in 2001 was primarily attributable to increased sales at Chemdex.

        Chemdex products are broken down into 4 product lines. Injectables is the largest product line accounting for 55% and 64% of Chemdex sales for fiscal 2002 and fiscal 2001, respectively. Sales of injectable products decreased by 25% or $1,491,546 to $4,390,967 in fiscal 2002 from $5,882,513 in fiscal 2001 due to overall weak market demand in the food producing animal sector along with unit sales price reductions caused by competitive pricing. These market conditions decreased both sales and gross margins particularly in the second and third quarters and accounted for almost 80% of the fiscal 2002 declines. Management expects these factors to continue for the first two quarters of fiscal 2003. Management expects improvement during the third and fourth quarters of fiscal 2003 but overall expectations for the general market in fiscal 2003 are that sales will be level for the current product lines. Management expects total sales for fiscal 2003 to increase and exceed that of fiscal 2002 as a result of expanding the existing product lines to include new products assuming the United States Food and Drug Administration ("FDA") grants approval of pending Abbreviated New Animal Drug Applications ("ANADAs"). There are several ANADA submissions currently awaiting approval by the FDA. Management is planning for the introduction of several new products, the first of which will commence sales in the third quarter of fiscal 2003, pending this regulatory approval.

        Sales at Dextran Products decreased by 6% or $256,668 to $4,246,635 in fiscal 2002 from $4,503,303 in fiscal 2001, and accounted for 35% of the Company's sales in fiscal 2002. Dextran Products sales accounted for 33% of the Company's sales in fiscal 2001. Demand for Dextran and related products remained consistent during the year and management expects such consistent demand to continue. Sales levels are expected to increase slightly next year.

        The Company's gross profit decreased 25% or $910,875 to $2,736,421 in fiscal 2002 from $3,647,296 in fiscal 2001. As a percentage of sales, the Company's gross profit decreased to 22% from 27% in fiscal 2002. Chemdex' gross profit decreased 41% or $716,993 to $1,051,312 in fiscal 2002 from $1,768,305 in fiscal 2001. As a percentage of Chemdex sales, Chemdex' gross profit decreased to 13% in fiscal 2002 from 19% in fiscal 2001. This decrease in gross profit at Chemdex was attributable to a reduction in sales due to market weakness and pricing declines. Management anticipates the FDA approval of pending ANADAs during the coming year will result in an increase in profit margins.

        Dextran Products' gross profit, excluding profit on intercompany sales, was $1,593,497 in fiscal 2002 as compared to $1,744,716 in fiscal 2001. As a percentage of Dextran Products' sales, Dextran

Products' gross profit decreased to 38% in fiscal 2002 from 39% in fiscal 2001. The majority of Dextran Products' costs are incurred in Canadian dollars, while the majority of its sales are in U.S. dollars. Therefore if the Canadian dollar decreases in relation to the U.S. dollar, margins increase. The increase in margin resulting from the increase in the U.S. dollar relative to the Canadian dollar was offset by an increase in costs which could not be passed along to customers.

        Other revenue of $182,400 in fiscal 2001 resulted from a payment from a collaborator on a research and development project. There were no similar payments received in fiscal 2002.

        Selling, promotion, general and administrative expenses decreased by 6% to $1,670,338 in fiscal 2002 from $1, 776,925 in fiscal 2001. This decrease is a result of senior management foregoing bonuses in fiscal 2002. Senior management bonuses totaled $135,000 in fiscal 2001. Selling, promotion, general and administrative expenses increased by 4% in fiscal 2001 from $1,716,445 in fiscal 2000 mainly due to hiring an investor relations firm during the third quarter of fiscal 2000. As a percentage of sales, selling, promotion, general, and administrative expenses increased from 13% in fiscal 2001 to 14% in fiscal 2002.

        In fiscal 2002, the Company spent $506,980 on research and development expenditures as compared to $1,158,729 in fiscal 2001 and $677,111 in fiscal 2000. This decrease of $651,749 or 56% from fiscal 2001 to fiscal 2002 is a result of sustained funding by research and development partners. Although funding from all sources for these research and development projects is expected to continue, the Company does not expect its portion of these costs to increase in the short term. The increase of $481,618 or 71% from fiscal 2000 to fiscal 2001 is due primarily to new product development costs relating to the development of a raw material for a human pharmaceutical product and the cellulose sulphate project at Dextran Products, and the development of new products at Vet Labs. Development costs for new products are expected to continue in fiscal 2003, but at similar levels.

        Investment tax credits are claimed by Dextran Products to offset the cost of research and development. The total investment tax credit benefit recognized in fiscal 2002 was $42,375 as compared to $52,246 in fiscal 2001 and $39,794 in fiscal 2000. As a result, the Company recorded research and development expense, net of investment tax credits, of $464,605, $1,106,483 and $637,317 in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

        Depreciation and amortization decreased by 9% or $52,770 to $548,931 in fiscal 2002 from $601,701 in fiscal 2001. This decrease is primarily attributable to a piece of production equipment being sold during the year at Dextran Products and certain production equipment becoming fully depreciated.

        Interest expense decreased by 28% or $80,728 to $206,051 in fiscal 2002 from $286,779 in fiscal 2001. This decrease is primarily attributable to a decrease in imputed interest on long-term payables of $51,263 to $55,762 in fiscal 2002 from $107,025 in fiscal 2001. The decrease in imputed interest is due to the repayment of this non-interest bearing debt. In addition Dextran Products extinguished two long-term debt obligations during fiscal 2002.

        Loss from operations for the Company in fiscal 2002 totaled $75,695 as compared to income from operations of $146,372 in fiscal 2001. Chemdex experienced a loss from operations of $36,147 in fiscal 2002, as compared to income from operations of $639,539 in fiscal 2001. This decrease in income from operations is a result of the decrease in sales and gross profit, as described above.

        Income from operations at Dextran Products in fiscal 2002 was $689,978, an increase of $530,762 or 333% from $159,216 in fiscal 2001. This increase in income from operations is a result of the significant decrease in research and development expenses, as described above.

        Interest and other non-operating income decreased by 71% or $90,718 to $37,797 in fiscal 2002 from $128,515 in fiscal 2001. In fiscal 2001, other income included $92,839 as a preliminary settlement of a class action lawsuit, in favor of Chemdex, against various vitamin suppliers. In fiscal 2002,

Chemdex received a final settlement payment of $48,643 for this lawsuit. In fiscal 2002, Dextran Products incurred a loss of $27,269 on disposal of production equipment that is netted against other income. There was no such loss in fiscal 2001. In addition, interest income earned at Dextran Products in fiscal 2002 is less than in fiscal 2001 because of the lower average cash balance during fiscal 2002.

        The provision for income taxes in fiscal 2002 was $168,982 as compared to $143,603 in fiscal 2001. The provision for income taxes exceeds income before income taxes because of the losses incurred in the Bahamas, for which there is no tax recovery.

        A tax provision of $202,650 relating to Dextran Products was recorded in fiscal 2002 as compared to $27,405 in fiscal 2001. The increase in the Canadian tax provision is a result of the increase in profitability of Dextran Products in fiscal 2002. The Canadian operations continue to have significant research and development tax pools to offset current taxes payable.

        As a result of the foregoing, the Company recorded a net loss of $206,880 or $0.07 per share in fiscal 2002 as compared to net income of $131,284 or $0.04 per share in fiscal 2001 and $969,843 or $0.32 per share in fiscal 2000.

        Certain events occurring in fiscal 2002 could have an impact on future results as follows.

        The company is conducting part of its research through important collaboration with scientists from the Program for the Topical Prevention of Conception and Disease (TOPCAD) based at the Rush-Presbyterian-St. Luke's Medical Center and the University of Illinois in Chicago. The company continues to be supported by assistance from the Contraceptive Research and Development Program (CONRAD). During fiscal 2002, CONRAD and the company received approval to initiate two additional Phase I human clinical trials. The first was a 10-month long, double-blind study testing the safety of cellulose sulphate (Ushercell) gel for vaginal use in 48 women. The results, based on five distinct observations, indicate that Ushercell is less irritating than products with similar indications. The second trial, another double blind study, tested the safety of penile applications of Ushercell in 36 men. After four months, the study concluded that men tolerate Ushercell as well as they do other compounds they might encounter during intercourse.

        Since licensing Usherdex to BCY Lifesciences Inc. ("BCY Lifesciences"), BCY LifeSciences identified Usherdex (now DCF 987) as its lead drug candidate, completed animal toxicology studies and entered Phase I human clinical trials. During fiscal 2002, the Phase I trial came to a successful conclusion with a Phase II trial planned for fiscal 2003.

        In 1992, Chemdex, through its Vet Labs subsidiary, entered into a joint venture (the "Joint Venture") for the manufacture and sale of veterinary pharmaceutical products with Sparhawk Laboratories, Inc. ("Sparhawk"). Chemdex owns 50% of the Joint Venture and controls its Board of Directors. The Company consolidates the assets, liabilities, revenue and expenses of the Joint Venture in its financial statements. The Joint Venture Agreement expires by its terms on December 1, 2002. Sparhawk has an option to purchase 40% of the assets held by Vet Labs for a price equal to 40% of the fair market value of the land, building and equipment owned by Vet Labs plus $1,000,000. The Company is currently in negotiations with Sparhawk regarding the future of the Joint Venture.

Liquidity and Capital Resources

        For fiscal 2002 the Company generated cash of $443,765 from its operating activities compared to $837,954 for fiscal 2001. The decrease in earnings in fiscal 2002 was the major reason for this decrease in operating cash flow. In addition, there was a decrease in fiscal 2002 in non-cash expenses consisting of depreciation, amortization, imputed interest and royalty and interest charged to shareholder. The Company maintained $1,481,138 of working capital and a current ratio of 1.8:1 as of January 31, 2002 compared to $1,639,513 of working capital and a current ratio of 1.7:1 as of January 31, 2001.

        At January 31, 2002, the Company had accounts receivable of $1,067,709 and $2,112,854 in inventory compared to $1,138,872 and $2,206,637, respectively, at January 31, 2001. The decrease in accounts receivable was due to timing of sales at year-end. Dextran Products had lower sales in January 2002 than January 2001, which decreased the year-end receivables balance. The decrease in inventory levels was due to inventory reductions, primarily at Chemdex as management expects sales to continue to be slow until third quarter of fiscal 2003.

        During fiscal 2002, capital expenditures totaled $510,113 as compared to $595,293 in fiscal 2001. The majority of the capital expenditures were for production equipment at the Dextran Products plant in Toronto in both fiscal 2001 and 2002.

        The change in the accumulated other comprehensive income is entirely attributable to the currency translation adjustment of Dextran Products. Dextran Products' functional currency is the Canadian dollar. This currency translation adjustment of $304,362 in fiscal 2002 and $202,273 in fiscal 2001 arises from the translation of Dextran Products' financial statements to U.S. dollars.

        Dextran Products has a CDN$750,000 (US$471,000) line of credit. Management anticipates using the credit line for the purposes of funding a portion of the costs associated with the refurbishment of the Toronto facility. The Vet Labs — Sparhawk Joint Venture has a $175,000 line of credit to fund operations. Vet Labs has a loan commitment for $400,000 to be used for building construction. Management is not planning any construction at Vet Labs during fiscal 2003.

        During fiscal 2002, the mortgage on the Company's Toronto facility was paid in full. Management does not expect to borrow against the value of this property during the next fiscal year.

        The amount due from shareholder decreased from $1,251,200 at January 31, 2001 to $1,098,142 at January 31, 2002 due to monthly repayments from the shareholder and the netting of royalty payments owed to the shareholder against the outstanding loan. The amount due to shareholder also decreased during the year to $681,963 at January 31, 2002 from $722,222 at January 31, 2001.

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

Management Objectives

        Management's primary objectives for the coming year are to focus its research and development efforts on Ushercell in an effort to enter further clinical trials this year, and to increase sales and profitability.

        Management's primary objective at Chemdex continues to be product development and the marketing of licensed products. These licensed products require individual approval by the FDA and consequently offer greater profit margins. Primary emphasis has been placed on the approval of injectable ANADA's with secondary emphasis on the approval of solutions and powders.

Forward-Looking Statements

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's operations consist of manufacturing activities in the United States and Canada. The Company's products are sold in the United States, Canada, Europe and the Pacific Rim. Sales are primarily made in U.S. dollars, except for a relatively small portion of the sales in Canada. The Company's operating results are exposed to changes in exchange rates between the U.S. and the Canadian dollar, but only to the extent of operating expenses in Canada. When the Canadian dollar rises in relation to the U.S. dollar, the gross margin will decrease. Management monitors the margin in Canada to ensure that an acceptable margin level is maintained. Management has the ability, to some extent, to adjust sales prices to maintain an acceptable margin level. All financial instruments are held for other than trading purposes.

        The following table presents information about the Company's financial instruments that are sensitive to changes in foreign currency exchange rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

POLYDEX PHARMACEUTICALS LIMITED
January 31, 2002
Exchange Rate Sensitivity

	Expected Maturity Date
								Fair Value
	31-Jan-03	31-Jan-04	30-Jan-05	31-Jan-06	31-Jan-07	Thereafter	Total
	(US$ Equivalent)
Liabilities:
Long-term debt:
Fixed rate ($CDN)	103,634	105,999	113,024	97,019	96,854	—	516,530	516,530
Average interest rate	8.65%	8.45%	8.49%	9.00%	9.00%	0.00%	7.26%

        The Company has no significant interest earning assets and the majority of its debt is at fixed rates. The variable rate debt represents the shareholder loan payable, which is approximately offset with the shareholder loan receivable. Both of these financial instruments carry the same interest rate. As such, the Company has no significant risk exposure to changes in interest rates. All financial instruments are held for other than trading purposes.

        The following table presents information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

POLYDEX PHARMACEUTICALS LIMITED
January 31, 2002
Interest Rate Sensitivity

	Expected Maturity Date
								Fair Value
	31-Jan-03	31-Jan-04	30-Jan-05	31-Jan-06	31-Jan-07	Thereafter	Total
	(US$ Equivalent)
Assets
Notes receivable:
Variable rate ($US)	64,385	68,570	73,028	77,774	82,830	169,022	535,609	535,609
Average interest rate	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%
Liabilities:
Long-term debt:
Fixed rate ($US)	48,427	284,609	—	—	—	—	333,036	333,036
Average interest rate	8.25%	8.13%	0.00%	0.00%	0.00%	0.00%	5.46%
Fixed rate ($CDN)	103,634	105,999	113,024	97,019	96,854	—	516,530	516,530
Average interest rate	8.65%	8.45%	8.49%	9.00%	9.00%	0.00%	7.26%
Variable rate ($US)	(7,326)	(7,803)	(8,310)	(8,850)	(9,425)	723,659	681,945	681,945
Average interest rate	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Polydex Pharmaceuticals Limited
Quarterly Financial Highlights
January 31, 2002

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
	2002	2001	2002	2001	2002	2001	2002	2001
Sales from continuing operations	3,095,468	3,093,657	3,126,682	4,053,774	2,884,189	3,105,898	3,061,191	3,392,829
Gross Profit	629,048	840,918	809,441	1,026,291	617,867	826,949	680,065	953,138
Net income (loss) from continuing operations	7,470	143,663	49	62,301	(149,544)	(154,477)	(64,855)	79,797
Net income (loss) per common share	—	0.04	—	0.02	(0.05)	(0.05)	(0.02)	0.03

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
 Polydex Pharmaceuticals Limited

        We have audited the accompanying consolidated balance sheets of Polydex Pharmaceuticals Limited as of January 31, 2002 and 2001 and the related consolidated statements of shareholders' equity, operations and cash flows for each of the years in the three-year period ended January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polydex Pharmaceuticals Limited as of January 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2002 in conformity with United States generally accepted accounting principles.

Toronto, Canada, March 15, 2002.	Chartered Accountants

Polydex Pharmaceuticals Limited

CONSOLIDATED BALANCE SHEETS
[Expressed in United States dollars]

As at January 31

	2002 $	2001 $
ASSETS [notes 7 and 8]
Current
Cash	123,418	403,203
Trade accounts receivable [note 17]	1,067,709	1,138,872
Inventories [note 3]	2,112,854	2,206,637
Prepaid expenses and other current assets	48,461	82,832

Total current assets	3,352,442	3,831,544
Property, plant and equipment, net [note 4]	4,726,458	5,064,084
Patents, net [note 5]	109,245	131,428
Due from Sparhawk Laboratories, Inc. [note 6]	132,614	138,247
Due from shareholder [note 6]	1,098,142	1,251,200
Deferred tax assets [note 13]	630,406	781,764
Other assets	31,573	19,059

	10,080,880	11,217,326

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Bank indebtedness [note 7]	179,286	—
Accounts payable	935,419	951,597
Accrued liabilities	314,236	528,770
Due to Sparhawk Laboratories, Inc. [note 6]	101,453	101,453
Customer deposits	4,936	85,227
Income taxes payable	23,020	4,657
Current portion of long-term debt [note 8]	215,504	388,812
Current portion of capital lease obligations [note 8]	97,450	131,515

Total current liabilities	1,871,304	2,192,031
Long-term debt [note 8]	629,300	844,701
Capital lease obligations [note 8]	412,896	464,737
Due to shareholder [note 6]	681,963	722,222

Total liabilities	3,595,463	4,223,691

Shareholders' equity
Capital stock [notes 10 and 11]
Authorized
100,000 Class A preferred shares of $0.10 each
899,400 Class B preferred shares of $0.0167 each
10,000,000 common shares of $0.0167 each
Issued and outstanding
899,400 Class B preferred shares	15,010	15,010
3,027,477 common shares [2001—3,027,477]	50,434	50,434
Contributed surplus	23,224,128	23,221,104
Deficit	(15,604,528)	(15,397,648)
Accumulated other comprehensive loss	(1,199,627)	(895,265)

Total shareholders' equity	6,485,417	6,993,635

	10,080,880	11,217,326

See accompanying notes

On behalf of the Board:

Director	Director

Polydex Pharmaceuticals Limited

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
[Expressed in United States dollars]

Years ended January 31, 2002, 2001 and 2000

	Preferred shares $	Common shares $	Contributed surplus $	Deficit $	Accumulated other comprehensive income (loss) $	Total shareholders' equity $	Comprehensive income (loss) for the year $
Balance, January 31, 1999	15,010	48,552	22,464,783	(16,498,775)	(783,542)	5,246,028	454,619

Reclassification from redeemable capital stock [note 11]	—	1,568	441,822	—	—	443,390	—
Fair value adjustment of remaining purchase obligation [note 11]	—	—	183,530	—	—	183,530	—
Common shares issued in exchange for research and development	—	83	21,332	—	—	21,415	—
Common share options issued in exchange for research and development	—	—	9,878	—	—	9,878	—
Comprehensive income
Net income for the year	—	—	—	969,843	—	969,843	969,843
Currency translation adjustment	—	—	—	—	90,550	90,550	90,550

Balance, January 31, 2000	15,010	50,203	23,121,345	(15,528,932)	(692,992)	6,964,634	1,060,393

Exercise of common share options	—	147	29,740	—	—	29,887	—
Common shares issued in exchange for research and development	—	84	20,516	—	—	20,600	—
Common share options issued in exchange for research and development and other services provided	—	—	49,503	—	—	49,503	—
Comprehensive income (loss)
Net income for the year	—	—	—	131,284	—	131,284	131,284
Currency translation adjustment	—	—	—	—	(202,273)	(202,273)	(202,273)

Balance, January 31, 2001	15,010	50,434	23,221,104	(15,397,648)	(895,265)	6,993,635	(70,989)

Common share options issued in exchange for research and development and other services provided	—	—	3,024	—	—	3,024	—
Comprehensive loss
Net loss for the year	—	—	—	(206,880)	—	(206,880)	(206,880)
Currency translation adjustment	—	—	—	—	(304,362)	(304,362)	(304,362)

Balance, January 31, 2002	15,010	50,434	23,224,128	(15,604,528)	(1,199,627)	6,485,417	(511,242)

See accompanying notes

Polydex Pharmaceuticals Limited

CONSOLIDATED STATEMENTS OF OPERATIONS
[Expressed in United States dollars]

Years ended January 31

	2002 $	2001 $	2000 $
Sales	12,167,530	13,646,158	13,096,449
Cost of goods sold	9,431,109	9,998,862	9,472,936

Gross profit	2,736,421	3,647,296	3,623,513

Other revenue [note 12]	—	182,400	—

Expenses
General and administrative	1,527,316	1,596,830	1,595,088
Depreciation	526,748	579,518	497,822
Research and development, net [note 12]	464,605	1,106,483	637,317
Interest [note 6]	206,051	286,779	147,988
Selling and promotion	143,022	180,095	121,357
Amortization	22,183	22,183	21,978
Foreign exchange gain	(77,809)	(88,564)	—

	2,812,116	3,683,324	3,021,550

Income (loss) from operations	(75,695)	146,372	601,963
Other income
Interest and other [notes 6 and 9]	37,797	128,515	240,432

Income (loss) before income taxes	(37,898)	274,887	842,395
Provision for (recovery of) income taxes [note 13]	168,982	143,603	(127,448)

Net income (loss) for the year	(206,880)	131,284	969,843

Per share information
Earnings (loss) per common share
Basic	$(0.07)	$0.04	$0.32
Diluted	$(0.07)	$0.04	$0.32

See accompanying notes

Polydex Pharmaceuticals Limited

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Expressed in United States dollars]

Years ended January 31

	2002 $	2001 $	2000 $
OPERATING ACTIVITIES
Net income (loss) for the year	(206,880)	131,284	969,843
Add (deduct) items not affecting cash
Depreciation and amortization	548,931	601,701	519,800
Imputed interest on long-term debt	55,762	107,025	—
Deferred tax provision	125,947	73,734	(310,943)
Loss on disposal of equipment	27,269	—	—
Legal expenses charged to deferred gain [note 9]	—	—	(33,684)
Gain on sale of Novatek International Inc. shares	—	—	(192,892)
Royalty expense and interest income charged to due from shareholder	46,389	117,487	55,915
Accrued interest income charged to due from Sparhawk Laboratories, Inc.	—	(14,650)	—
Common shares issued in exchange for research and development [note 10]	—	20,600	21,415
Options issued in exchange for research and development and other services [note 10]	3,024	49,503	9,878
Net change in non-cash working capital balances related to operations [note 14]	(156,677)	(248,730)	(167,811)

Cash provided by operating activities	443,765	837,954	871,521

INVESTING ACTIVITIES
Additions to property, plant and equipment and patents	(510,113)	(595,293)	(1,318,626)
Repayment from (advance to) Sparhawk Laboratories, Inc.	5,633	(52,160)	(71,437)
Decrease in due from shareholder	106,669	27,928	109,081
Proceeds from sale of equipment	110,000	—	—

Cash used in investing activities	(287,811)	(619,525)	(1,280,982)

FINANCING ACTIVITIES
Proceeds from long-term debt	—	58,354	77,681
Repayment of long-term debt	(442,077)	(548,761)	(69,711)
Proceeds from capital lease obligations	75,957	—	610,566
Repayment of capital lease obligations	(128,362)	(115,576)	(27,633)
Payment of mandatorily redeemable capital stock	—	—	(100,000)
Increase (decrease) in due to shareholder	(40,259)	49,456	35,749
Increase in bank indebtedness	179,286	—	—
Exercise of common share options	—	29,887	—

Cash provided by (used in) financing activities	(355,455)	(526,640)	526,652

Effect of exchange rate changes on cash	(80,284)	(88,151)	27,243

Net increase (decrease) in cash during the year	(279,785)	(396,362)	144,434
Cash, beginning of year	403,203	799,565	655,131

Cash, end of year	123,418	403,203	799,565

See accompanying notes

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars]

January 31, 2002

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

Foreign currency translation

        The functional currency of the Company's Canadian operations has been determined to be the Canadian dollar. All asset and liability accounts of these companies have been translated into United States dollars using the current exchange rates at the consolidated balance sheet dates. Revenue and expense items are translated using the average exchange rates for the year. The resulting gains and losses have been reported separately as other comprehensive income (loss) within shareholders' equity.

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

Earnings (loss) per common share

        Basic earnings (loss) per common share is computed using the weighted average number of shares outstanding of 3,027,477 at January 31, 2002 [2001 — 3,027,049; 2000 — 3,017,542]. Diluted earnings (loss) per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock. Incremental shares of nil, 145,205 and 1,228 in 2002, 2001 and 2000, respectively, were used in the calculation of diluted earnings per common share. Options to purchase 419,550, 25,000 and 615,077 common shares in 2002, 2001 and 2000, respectively, were not included in the computation of diluted earnings per common share because their effect was antidilutive.

3. INVENTORIES

        Inventories consist of the following:

	2002 $	2001 $
Finished goods	1,479,941	1,567,518
Work-in-process	58,593	33,037
Raw materials	574,320	606,082

	2,112,854	2,206,637

4. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

	2002			2001
	Cost $	Accumulated depreciation $	Net book value $	Cost $	Accumulated depreciation $	Net book value $
Land and buildings	3,265,741	910,808	2,354,933	3,307,055	792,717	2,514,338
Machinery and equipment	7,006,467	4,634,942	2,371,525	7,003,829	4,454,083	2,549,746

	10,272,208	5,545,750	4,726,458	10,310,884	5,246,800	5,064,084

        Included in machinery and equipment are assets under capital lease with a total cost of $742,224 [2001—$879,881] and accumulated depreciation of $137,359 [2001—$108,724]. Depreciation of assets under capital lease is included in depreciation expense.

5. PATENTS

        Patents consist of the following:

	2002 $	2001 $
Cost	395,133	395,133
Less accumulated amortization	285,888	263,705

	109,245	131,428

6. RELATED PARTY TRANSACTIONS

        Amounts due from (to) related parties consist of the following:

	2002 $	2001 $
Amounts due from Sparhawk Laboratories, Inc.[i]	132,614	138,247
Amounts due to Sparhawk Laboratories, Inc.[i]	(101,453)	(101,453)

Amounts due from shareholder[ii]	1,098,142	1,251,200

Amounts due to shareholder[iii]	(681,963)	(722,222)

[i]
Amounts due from Sparhawk Laboratories, Inc. ["Sparhawk"], a participant in a joint venture of the Company [note 11[b]], include interest charged at the U.S. banks' prime lending rate plus

  1.5% [January 31, 2002 — 6.25%; January 31, 2001 — 10.5%]. The Company is in the process of negotiating a formal loan agreement to document the terms of this loan.

  Amounts due to Sparhawk are non-interest bearing and have no specified terms of repayment.

[ii]
Amounts due from shareholder are due from an officer and director, who is also a major shareholder of the Company [the "Major Shareholder"] and bear interest at the Canadian banks' prime lending rate plus 1.5% [January 31, 2002 — 5.25%; January 31, 2001 — 8.75%], except for an amount of $744,730 [2001—$791,119] which is non-interest bearing. These amounts have no fixed terms of repayment. The Major Shareholder has pledged 328,051 shares of the Company and has pledged future royalty payments from the iron dextran process license agreement as collateral for this loan. During 2002,$46,389 (2001—$72,087; 2000—$55,915) of royalty payments were made [note 12].

[iii]
Amounts due to shareholder bear interest at the Canadian banks' prime lending rate plus 1.5% [January 31, 2002 — 5.25%; January 31, 2001 — 8.75%]. The Company is required to make monthly payments, inclusive of accrued interest, of $1,000. Upon the death of either the shareholder or the Major Shareholder, the required monthly payment increases to $5,000. This loan may not be called.

        Interest recorded with respect to amounts due from and due to related parties are as follows:

	2002 $	2001 $	2000 $
Interest income	50,527	75,500	60,626

Interest expense	48,578	61,455	51,589

7. BANK INDEBTEDNESS

        The Company has a Canadian operating line of credit of Cdn. $750,000 [U.S. $471,000] [2001—Cdn. $750,000, U.S. $500,000], none of which was utilized at January 31, 2002 and 2001. The Company also has a U.S. operating line of credit of $175,000 [2001—$75,000]. At January 31, 2002, this line was fully utilized [January 31, 2001—nil]. The Canadian line of credit bears interest at the Canadian banks' prime lending rate plus 1.25% [January 31, 2002 — 5%; January 31, 2001 — 8.5%]. The U.S. line of credit bears interest at the U.S. bank's prime lending rate plus 0.5% [January 31, 2002 — 5.25%; January 31, 2001 — 9.5%]. Bank indebtedness is collateralized by a general security agreement over the Company's assets and is due on demand.

8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

        [a]  Long-term debt consists of the following:

	2002 $	2001 $
Note payable to bank, maturing April 23, 2003, bearing interest at 9%, collateralized by assignments of land, building and equipment with a carrying value of $1,765,998 as at January 31, 2002	307,863	333,251
Share value guarantee payable in semi-annual repayments of $90,000 on May 30 and November 30 for each of the next three years and a lump-sum payment for the balance of $105,343 on November 30, 2004. The total amount of repayments are presented at their net present value using a discount rate of 9%. The payments are non-interest bearing and are collateralized by the assets of Veterinary Laboratories, Inc. which have a carrying value of $3,530,000 as at January 31, 2002 [note 11[a]]	492,293	628,133
Lawsuit settlement payable in 24 monthly payments of $13,542 commencing on March 15, 2000. The payments are non-interest bearing. The total amount of payments are presented at their net present value using a discount rate of 9% [note 9]	13,290	164,189
Other	31,358	107,940

	844,804	1,233,513
Less current portion	215,504	388,812

	629,300	844,701

        Principal repayments on the long-term debt are as follows:

$
2003	248,925
2004	463,830
2005	195,343

Total principal repayments	908,098
Less amount representing imputed interest	63,294

844,804

        [b]  Capital lease obligations consist of the following:

	2002 $	2001 $
Obligation [Cdn.$115,516] under a capital lease, repayable in monthly instalments, bearing interest at 6.65%, and maturing December 2004. The Company has an option to purchase the asset for $1 at the end of the lease term	72,547	—
Obligation [Cdn.$697,107] under a capital lease, repayable in monthly instalments, bearing interest at 9%, and maturing November 2006. The Company has an option to purchase the asset for $70,000 [Cdn.$111,500] in April 2006, or at fair market value at the end of the lease term	437,799	536,687
Other	—	59,565

	510,346	596,252
Less current portion	97,450	131,515

	412,896	464,737

        Future minimum annual lease payments on the capital lease obligations are as follows:

$
2003	137,956
2004	137,956
2005	135,670
2006	110,530
2007	93,236

Total minimum lease payments	615,348
Less amount representing imputed interest	105,002

510,346

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

        The Company had deferred the gain on this transaction prior to fiscal 2000 until the likelihood of the outcome of the lawsuit was determinable. As a result of the settlement of the lawsuit, a gain of $192,892 was recognized during the year ended January 31, 2000. The deferred gain had been reduced by legal fees of $33,684 in 2000.

Other

        During each of the years ended January 31, 2002 and 2001, the Company received settlement as part of a class action lawsuit against a group of suppliers, recording gains of $48,643 and $92,839, respectively.

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

[b] Share option plan

  [i] Options outstanding

        The Company maintains an incentive share option plan for management personnel for 1,000,000 options to purchase common shares. The Company also issues options to certain consultants for services provided to the Company.

        All options granted have terms ranging from two to five years and vest immediately. At January 31, 2002, the Company has 419,550 options outstanding at exercise prices ranging from $2.75 to $6.80 and a weighted average price of $3.91. The options, which are immediately exercisable and expire on dates between January 11, 2004 and January 31, 2007, entitle the holder of an option to acquire one common share of the Company.

        Pursuant to the agreement entered into on January 11, 1999 to grant common shares and common share options to individuals involved in obtaining research grants for the Company [note 10[a]], 7,500 common share options were granted on January 11, 1999. A further 3,750 common share options were granted to these individuals on each of January 11, 2000 and January 11, 2001. The value of the common share options issued on January 11, 1999 was not significant and, therefore, was not recorded in the accounts. The common share options issued on January 11, 2000 and January 11, 2001 were valued at $9,878 and $6,615; respectively, using a Black-Scholes option pricing model. The value of these options was charged to research and development expense. All common share options granted to these individuals have an exercise price of $3.50 and a term of 5 years from the date of issue.

        During the year ended January 31, 2001, 24,000 common share options were also issued to certain individuals for services provided to the Company. These options were valued at $42,888 using a Black-Scholes option pricing model.

        During the year ended January 31, 2002, 3,000 common share options were issued to a certain individual for services provided to the Company. These options were valued at $3,024 using a Black-Scholes option pricing model and were charged to research and development expense.

        Details of the outstanding options, which are all currently exercisable, are as follows:

	Share options			Weighted average exercise price per share
	2002 #	2001 #	2000 #	2002 $	2001 $	2000 $
Options outstanding, beginning of year	420,600	620,627	640,327	4.05	5.47	5.59
Granted	13,950	69,350	113,127	2.80	5.64	4.38
Exercised	—	(8,800)	——	3.40	—
Expired	(15,000)	(260,577)	(132,827)	6.80	8.53	7.11

Options outstanding, end of year	419,550	420,600	620,627	3.91	4.05	5.47

Weighted average fair value of options granted during the year				$1.49	$3.12	$0.92

        The following table summarizes information relating to the options outstanding at January 31, 2002:

Exercise prices $	Number outstanding	Weighted average remaining contractual life [months]
2.75	10,950	60
3.00	3,000	52
3.50	15,000	33
3.75	340,000	28
4.59	6,600	48
5.00	4,000	52
5.25	30,000	36
6.80	10,000	40

	419,550	31

  [ii] Pro forma information

        As required by SFAS 123, pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002: risk-free interest rates of 4.47% [2001 — 6.22%; 2000 — 4.94%]; dividend yields of nil [2001—nil; 2000—nil]; volatility factors of the expected market price of the Company's common stock of 0.634 [2001 — 0.668; 2000 — 0.690], and an expected life of the options of 5 years [2001 — 4.19 years; 2000 — 1.13 years]. Since changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the above pro forma adjustments for SFAS 123 are not necessarily a reliable single measure of the fair value of the Company's employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is expensed immediately.

        The Company's pro forma net income (loss) and earnings (loss) per share following SFAS 123 are as follows:

	2002 $	2001 $	2000 $
Pro forma net income (loss)	(216,341)	50,964	917,250
Pro forma earnings (loss) per common share
Basic	(0.07)	0.02	0.30
Diluted	(0.07)	0.02	0.30

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

        A continuity of this purchase obligation is as follows:nk]

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

[b] Sparhawk

        In 1992, Vet Labs and Sparhawk entered into a joint venture [collectively referred to as the "Joint Venture"] for the purpose of manufacturing and selling veterinary pharmaceutical products. Sparhawk is not affiliated with the Company, and is owned primarily by the management of the Joint Venture. The Company controls the Joint Venture through its control of the Board of Directors and therefore consolidated its assets, liabilities, revenue and expenses in these financial statements. The Company has funded the Joint Venture's losses since 1992 and, accordingly, has recorded 100% of these losses in the consolidated financial statements. As at January 31, 2002, future profits of approximately $841,000 will accrue to the Company until Sparhawk's share of losses since 1992 have been recovered. Subsequent income will be allocated 50% to Vet Labs and 50% to Sparhawk.

        The operations of the Joint Venture represent the entire operations of the Company's veterinary products business, accounting for sales of $7,920,895 during the year (2001—$9,142,855; 2000—$8,820,977). At January 31, 2002, the Joint Venture has current assets, consisting primarily of trade accounts receivable and inventories, of $1,914,312 and plant improvements, machinery and equipment with a carrying value of $268,852. The Joint Venture has current liabilities of $1,026,468 and long-term debt of $283,829 at January 31, 2002. The Joint Venture's line of credit and note payable to the bank are jointly and severally guaranteed by the Company and Sparhawk. The land and building, a majority of the equipment and certain New Animal Drug Applications ("NADAs") used in the Joint Venture operations are owned by Vet Labs or Chemdex. The assets owned by Vet Labs or Chemdex and used by the Joint Venture have a carrying value of $1,566,299. All new products developed by the Joint Venture remain the property of the Joint Venture.

        Sparhawk has an option to purchase 40% of the assets held by Vet Labs. The purchase price will be 40% of the fair market value of the land, building and equipment owned by Vet Labs plus $1,000,000. The land, building, equipment and NADAs currently owned by Vet Labs have a carrying value of $1,558,801. The Company is currently in negotiations with Sparhawk regarding the future of the Joint Venture. If the Company continues to control the Board of Directors of the Joint Venture after the exercise of the Sparhawk option, it will continue to consolidate the operations of the Joint Venture in the Company's books. If the Company does not control the Joint Venture after the exercise of the option, the Company will cease to consolidate the operations of the Joint Venture. This option and the Joint Venture Agreement expire on December 1, 2002.

12. LICENSE AGREEMENTS AND RESEARCH AND DEVELOPMENT

        The Company has made claims for investment tax credits on research and development activities. Research and development expenditures have been reduced by investment tax credits as follows:

	2002 $	2001 $	2000 $
Research and development expenditures	506,980	1,158,729	677,111
Investment tax credits	(42,375)	(52,246)	(39,794)

Research and development expense	464,605	1,106,483	637,317

        During the year ended January 31, 2001, the Company received a payment of $182,400 from a collaborator on a research and development project. This amount was recorded as Other revenue.

Iron Dextran process

        Effective February 1, 1995, the Company entered into an agreement with Novadex Corp., a company controlled by the Major Shareholder, whereby Novadex Corp. granted the Company the exclusive worldwide license to use a certain process developed by Novadex Corp. for producing Iron Dextran. This license agreement expires in 2014. The Company pays a license fee based on production volumes. The total royalty expense incurred during the year was $47,346 [2001—$72,087; 2000—$55,915].

        During July 1999, Novadex Corp. was liquidated. All assets and liabilities of Novadex Corp. were assumed by the Major Shareholder. This license agreement was included in the assets assumed by the Major Shareholder. The Company now pays this license fee to the Major Shareholder. These payments are applied to the balance owing by the Major Shareholder [note 6].

13. INCOME TAXES

[a]
Substantially all of the Company's activities are carried out through operating subsidiaries in Canada and the United States. The Company's effective income tax rate is dependent on the tax legislation in each country and the operating results of each subsidiary and the parent company.

        The components of income before income taxes are as follows:

	2002 $	2001 $	2000 $
Bahamas	(634,637)	(740,138)	(433,521)
Canada	725,475	342,453	672,301
United States	(128,736)	672,572	603,615

	(37,898)	274,887	842,395

        The provision for (recovery of) income taxes consists of the following:

	2002 $	2001 $	2000 $
Provision for income taxes based on Bahamian income	—	—	—
Foreign withholding taxes on Bahamian income	812	2,198	1,912

	812	2,198	1,912

Provision for income taxes based on Canadian statutory income tax rates	275,680	123,283	270,640
Reduction in tax reserve	(50,820)	(83,333)	—
Decrease in valuation allowance	(8,947)	—	—
Tax rate changes on deferred tax items	5,913	—	—
Non-taxable income	(19,176)	—	—
Benefit of research and development deductions	—	(12,545)	—

	202,650	27,405	270,640

Provision for income taxes based on United States income tax rates	(47,632)	246,000	241,446
Tax recovery (tax) on joint venture partner's share of income	547	(132,000)	(133,718)
Tax on non-deductible items	12,605	—	—
Benefit of previously unrecorded United States tax items	—	—	(107,728)
Increase (reduction) in valuation allowance	—	—	(400,000)

	(34,480)	114,000	(400,000)

Provision for (recovery of) income taxes	168,982	143,603	(127,448)

        Significant components of the provision for (recovery of) income taxes attributable to continuing operations are as follows:

	2002 $	2001 $	2000 $
Canadian deferred tax recovery	(61,054)	(109,369)	(113,983)
Canadian deferred tax expense	221,481	69,103	203,040
Canadian current tax expense	42,223	67,671	181,583
United States deferred tax recovery	(34,480)	—	(400,000)
United States deferred tax expense	—	114,000	—
Bahamian foreign withholding tax expense	812	2,198	1,912

	168,982	143,603	(127,448)

[b]
Deferred tax assets have been provided on temporary differences that consist of the following:

	2002 $	2001 $
Deferred tax assets
Canadian
Unclaimed research and development expenses [note 13[c]]	526,000	711,000
Net capital losses and other items [note 13[c]]	88,000	123,000
United States
Net operating losses [note 13[d]]	368,000	334,000

	982,000	1,168,000
Less valuation allowance	147,000	156,000

	835,000	1,012,000
Deferred tax liabilities
Excess of carrying value over tax value of depreciable assets	(118,000)	(90,000)
Investment tax credits and other items	(86,594)	(140,236)

	630,406	781,764

[c]
The Canadian subsidiaries have deductions available to reduce future years' income for tax purposes on account of net temporary differences resulting from expense items reported for income tax purposes in different periods than for financial statement purposes totalling approximately $2,021,000 and $1,100,000 for federal and provincial purposes, respectively. Certain Canadian subsidiaries also have net capital losses available for carryforward of approximately $259,000 available to offset future taxable capital gains. These potential deductions and net capital losses have an indefinite carryforward period.

[d]
The U.S. subsidiaries of the Company have net operating loss carryforwards for income tax purposes of approximately $997,000 which expire from 2009 to 2017.

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

14. CONSOLIDATED STATEMENTS OF CASH FLOWS

        The net change in non-cash working capital balances related to operations consists of the following:

	2002 $	2001 $	2000 $
Decrease (increase) in current assets
Trade accounts receivable	39,101	49,175	(200,474)
Inventories	38,394	(183,284)	(101,153)
Prepaid expenses and other current assets	19,368	8,756	52,288

	96,863	(125,353)	(249,339)
Increase (decrease) in current liabilities
Accounts payable	6,192	(309,352)	67,045
Accrued liabilities	(201,844)	112,119	50,604
Customer deposits	(76,906)	85,795	—
Income taxes payable	19,018	(11,939)	(36,121)

	(156,677)	(248,730)	(167,811)

        Cash paid during the year for interest was $101,711 [2001—$118,299; 2000—$96,399]. Cash paid during the year for income taxes was $8,139 [2001—$23,354; 2000—$103,843].

        Excluded from the consolidated statements of cash flows for each of the years ended January 31, 2000 and 2001 is the issuance of 5,000 common shares of the Company in exchange for services rendered to the Company [note 10].

        The above transactions are considered non-cash financing and investing activities.

15. SEGMENTED INFORMATION

        All of the operations of the Company are carried on through Dextran Products Limited ["Dextran"] in Canada and through Chemdex Inc. ["Chemdex"] in the United States. The operations of Chemdex represent the veterinary products business and the operations are carried out through its wholly-owned subsidiary, Vet Labs. Each of Dextran and Chemdex operates as a strategic business unit offering different products. Each subsidiary comprises a reportable segment as follows:

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

[a]
The following is condensed segment financial information for the years ended January 31, 2002, 2001 and 2000:

	2002
	Dextran $	Veterinary products $	Total $
Gross sales	4,529,397	7,920,895	12,450,292
Intercompany sales	282,762	—	282,762
Interest expense	64,133	37,578	101,711
Depreciation and amortization	352,481	180,663	533,144
Operating income (loss) for segment	689,978	(36,147)	653,831
Interest income	7,843	1,049	8,892
Segment assets	4,842,192	4,100,454	8,942,646
Capital expenditures	424,800	85,313	510,113
	2001
	Dextran $	Veterinary products $	Total $
Gross sales	4,991,978	9,142,855	14,134,833
Intercompany sales	488,675	—	488,675
Interest expense	79,638	38,661	118,299
Depreciation and amortization	379,118	206,796	585,914
Operating income for segment	159,216	639,539	798,755
Interest income	12,353	18,839	31,192
Segment assets	5,546,048	4,348,354	9,894,402
Capital expenditures	449,430	145,863	595,293
	2000
	Dextran $	Veterinary products $	Total $
Gross sales	4,753,007	8,820,977	13,573,984
Intercompany sales	477,535	—	477,535
Interest expense	62,770	33,629	96,399
Depreciation and amortization	273,216	231,002	504,218
Operating income for segment	659,994	684,655	1,344,649
Interest income	38,837	—	38,837
Segment assets	5,894,850	4,497,634	10,392,484
Capital expenditures	1,194,869	114,570	1,309,439

[b]
The following reconciles segment information presented above to the consolidated financial statements for the years ended January 31:

	2002 $	2001 $	2000 $
Gross sales
Gross sales from segments	12,450,292	14,134,833	13,573,984
Intercompany sales elimination	(282,762)	(488,675)	(477,535)

	12,167,530	13,646,158	13,096,449

	2002 $	2001 $	2000 $
Income (loss) before income taxes
Operating income from segments	653,831	798,755	1,344,649
Unallocated corporate expenses	(729,526)	(740,947)	(742,686)
Interest and other income	37,797	217,079	240,432

	(37,898)	274,887	842,395

	2002 $	2001 $
Assets
Segment	8,942,646	9,894,402
Corporate	1,138,234	1,322,924

	10,080,880	11,217,326

	2002
	Total segments $	Corporate $	Consolidated totals $
Other significant items
Interest expense	101,711	104,340	206,051
Depreciation and amortization	533,144	15,787	548,931
Interest income	8,892	331	9,223
Capital expenditures	510,113	—	510,113
	2001
	Total segments $	Corporate $	Consolidated totals $
Other significant items
Interest expense	118,299	168,480	286,779
Depreciation and amortization	585,914	15,787	601,701
Interest income	31,192	809	32,001
Capital expenditures	595,293	—	595,293

	2000
	Total segments $	Corporate $	Consolidated totals $
Other significant items
Interest expense	96,399	51,589	147,988
Depreciation and amortization	504,218	15,582	519,800
Interest income	38,837	592	39,429
Capital expenditures	1,309,439	9,187	1,318,626
[c]
Consolidated sales by destination are as follows:

	2002 $	2001 $	2000 $
United States	8,582,049	9,544,206	9,556,972
Canada	593,019	619,764	688,883
Europe	1,574,065	1,877,209	1,689,738
Pacific Rim	962,231	1,169,954	745,861
Other	456,166	435,025	414,995

	12,167,530	13,646,158	13,096,449

[d]
Long-lived assets by country of domicile are as follows:

	2002 $	2001 $
United States	1,835,151	1,930,500
Canada	2,960,460	3,209,133
Bahamas	40,092	55,879

	4,835,703	5,195,512

[e]
For the year ended January 31, 2002, the veterinary products industry segment has three [2001 and 2000—three] customers that each account for more than 10% of the Company's total revenue. These three customers combined accounted for approximately $4,659,000 [2001—$5,312,000; 2000—$5,016,000] of the Company's total revenue.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies.

        The carrying values of cash, trade accounts receivable, accounts payable and accrued liabilities approximate their fair values at January 31, 2002 because of the short term maturities of these financial instruments.

        The estimated fair values of the amounts due from Sparhawk, due to shareholder, long-term debt and capital lease obligations are not materially different from the carrying values for financial statement purposes as at January 31, 2002 and January 31, 2001. The estimated fair value of the amount due from shareholder is not determinable because the amount has no fixed terms of repayment.

17. OTHER DISCLOSURES

[a] Concentration of trade accounts receivable

        At January 31, 2002, there were four [2001—two] customers of the Company which comprised 49% [2001 — 29%] of the trade accounts receivable balance. No other customers had trade accounts receivable outstanding at year-end that represented more than 10% of the Company's trade accounts receivable balance.

[b] Foreign currency transactions

        The Company is exposed to foreign currency risk through its net investment in its Canadian operations. The Company has not entered into hedging arrangements related to the foreign currency exposure.

18. COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

        The comparative consolidated financial statements have been reclassified from statements previously presented to conform to the presentation of the 2002 consolidated financial statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The information required under this item is incorporated herein by reference from the material contained under the captions "Board of Directors," "Proposals," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required under this item is incorporated herein by reference from the material contained under the captions "Board of Directors," "Board Meetings and Committees," "Compensation of Executive Officers," "Employment Agreements" and "Company Stock Performance" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required under this item is incorporated herein by reference from the material contained under the caption "Ownership of Voting Securities" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required under this item is incorporated herein by reference from the material contained under the caption "Transactions With the Company" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:
	(1)	Financial Statements included in the Company's Annual Report to Shareholders for the fiscal year ended January 31, 2002 and incorporated by reference from Exhibit 13 filed herewith

Auditors' Report to the Shareholders—Ernst & Young Chartered Accountants LLP
Consolidated Balance Sheets
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
		21	Subsidiaries of Polydex Pharmaceuticals Limited (filed as Exhibit 21 to the Annual Report on Form 10-K filed May 1, 2001, and incorporated herein by reference)

* Indicates a management contract or compensatory plan or arrangement
(b)	Reports on Form 8-K
Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYDEX PHARMACEUTICALS LIMITED
Dated April 30, 2002	By:	/s/ GEORGE G. USHER George G. Usher, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 30, 2002	/s/ GEORGE G. USHER George G. Usher, Director, President and Chief Executive Officer (Principal Executive Officer)
Date: April 30, 2002	/s/ SHARON WARDLAW Sharon Wardlaw, Treasurer, Secretary and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)
Date: April 30, 2002	/s/ JOSEPH BUCHMAN Joseph Buchman, Director
Date: April 30, 2002	/s/ DEREK JOHN MICHAEL LEDERER Derek John Michael Lederer, Director
Date: April 30, 2002	/s/ JOHN L.E. SEIDLER John L.E. Seidler, Director
Date: April 30, 2002	/s/ RUTH L. USHER Ruth L. Usher, Director
Date: April 30, 2002	/s/ THOMAS C. USHER Thomas C. Usher, Director

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
Polydex Pharmaceuticals Limited Financial Highlights January 31, 2002
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
POLYDEX PHARMACEUTICALS LIMITED January 31, 2002 Exchange Rate Sensitivity
POLYDEX PHARMACEUTICALS LIMITED January 31, 2002 Interest Rate Sensitivity
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Polydex Pharmaceuticals Limited Quarterly Financial Highlights January 31, 2002
REPORT OF INDEPENDENT AUDITORS
Polydex Pharmaceuticals Limited CONSOLIDATED BALANCE SHEETS [Expressed in United States dollars] As at January 31
Polydex Pharmaceuticals Limited CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY [Expressed in United States dollars] Years ended January 31, 2002, 2001 and 2000
Polydex Pharmaceuticals Limited CONSOLIDATED STATEMENTS OF OPERATIONS [Expressed in United States dollars] Years ended January 31
Polydex Pharmaceuticals Limited CONSOLIDATED STATEMENTS OF CASH FLOWS [Expressed in United States dollars] Years ended January 31
Polydex Pharmaceuticals Limited NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [Expressed in United States dollars] January 31, 2002
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES