Form 10-Q
period 2002-04-30
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2002-06-14
CIK 317158

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value	3,027,777 shares
(Title of Class)	(Outstanding at June 3, 2002)

POLYDEX PHARMACEUTICALS LIMITED
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (unaudited).

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets
(Expressed in United States dollars)

	(Unaudited) April 30 2002	January 31 2002
Assets
Current assets:
Cash	$377,700	$123,418
Trade accounts receivable	1,220,628	1,067,709
Inventories:
Finished goods	1,477,177	1,479,941
Work in process	93,437	58,593
Raw materials	486,469	574,320

Inventories	2,057,083	2,112,854
Prepaid expenses and other current assets	67,071	48,461

	3,722,482	3,352,442
Property, plant and equipment, net	4,720,709	4,726,458
Patents, net	103,699	109,245
Due from Sparhawk Laboratories, Inc.	134,189	132,614
Due from shareholder	1,086,678	1,098,142
Deferred tax assets	533,204	630,406
Other assets	32,021	31,573

	$10,332,982	$10,080,880

	April 30 2002	January 31 2002
Liabilities and Shareholders' Equity
Current liabilities:
Bank indebtedness	$135,675	$179,286
Accounts payable	922,200	935,419
Accrued liabilities	413,374	314,236
Due to Sparhawk Laboratories, Inc.	101,453	101,453
Customer deposits received	5,013	4,936
Income taxes payable	69,304	23,020
Current portion of long-term debt	453,150	215,504
Current portion of capital lease obligations	101,074	97,450

	2,201,243	1,871,304
Long-term debt	352,082	629,300
Capital lease obligations	393,288	412,896
Due to shareholder	680,301	681,963

Total liabilities	3,626,914	3,595,463
Shareholders' equity:
Capital stock
Authorized:
100,000 Class A preferred shares, par value $0.10 per share 899,400 Class B preferred shares, par value $0.0167 per share 10,000,000 common shares, par value $0.0167 per share
Issued and outstanding:
899,400 Class B preferred shares	15,010	15,010
3,027,777 common shares (fiscal 2002—3,027,477)	50,434	50,434
Contributed surplus	23,224,128	23,224,128
Deficit	(15,459,526)	(15,604,528)
Accumulated other comprehensive loss	(1,123,978)	(1,199,627)

	6,706,068	6,485,417

	$10,332,982	$10,080,880

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations (Unaudited)
(Expressed in United States dollars)

	Year to Date April 30 2002	Year to Date April 30 2001
Sales	$3,324,610	$3,061,191
Cost of products sold	2,355,415	2,381,126

	969,195	680,065
Expenses:
General and administrative	375,945	393,396
Depreciation	135,200	128,768
Research and development	55,326	97,750
Interest expense	41,385	58,314
Selling and promotion	33,401	31,966
Foreign exchange (gain) loss	28,451	(21,739)
Amortization	5,546	5,546
Write down of property, plant and equipment	—	29,489

	675,254	723,490

Income (loss) from operations	293,941	(43,425)
Other income (loss):
Interest and other	2,430	5,926

	2,430	5,926

Income (loss) before the undernoted	296,371	(37,499)
Provision for income taxes	151,369	27,356

Net income (loss) for the period	$145,002	$(64,855)

Per share information:
Earnings (loss) per common share for the period:
Basic	$0.05	$(0.02)
Diluted	$0.05	$(0.02)

Weighted average number of common shares outstanding for the period	3,027,777	3,027,477

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Unaudited)
(Expressed in United States dollars)

	Year to Date April 30 2002	Year to Date April 30 2001
Preferred Shares:
Balance, beginning of period	$15,010	$15,010
Private placement of preferred shares	—	—

Balance, end of period	$15,010	$15,010

Common Shares:
Balance, beginning of period	$50,434	$50,434
Common share options exercised	—	—

Balance, end of period	$50,434	$50,434

Contributed Surplus:
Balance, beginning of period	$23,224,128	$23,221,104
Common share options granted	—	—

Balance, end of period	$23,224,128	$23,221,104

Deficit:
Balance, beginning of period	$(15,604,528)	$(15,397,648)
Net income (loss) for the period	145,002	(64,855)

Balance, end of period	$(15,459,526)	$(15,462,503)

Accumulated Other Comprehensive Loss:
Balance, beginning of period	$(1,199,627)	$(895,265)
Currency translation adjustment for the period	75,649	(100,523)

Balance, end of period	$(1,123,978)	$(995,788)

Comprehensive Income for the period:
Net income (loss) for the period	$145,002	$(64,855)
Currency translation adjustment for the period	75,649	(100,523)

	$220,651	$(165,378)

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Cash Flows (Unaudited)
(Expressed in United States dollars)

	Year to Date April 30 2002	Year to Date April 30 2001
Cash provided by (used in):
Operating activities:
Net income (loss) for the period	$145,002	$(64,855)
Add (deduct) items not affecting cash:
Depreciation and amortization	140,746	134,314
Imputed interest on long-term debt	9,422	16,624
Writedown of property, plant and equipment	—	29,489
Deferred tax provision	100,863	15,626
Net change in non-cash working capital balances related to operations	33,901	(208,888)

	429,934	(77,690)

Investing activities:
Additions to property, plant and equipment and patents	(83,382)	(89,233)
Repayment of due from shareholder, net	11,464	28,324
Advance to Sparhawk Laboratories, Inc.	(1,575)	—

	(73,493)	(60,909)

Financing activities:
Repayment of long-term debt	(49,033)	(155,331)
Repayment of capital lease obligations	(23,643)	(29,222)
Decrease in due to shareholder	(1,662)	(25,999)
Increase (decrease) in bank indebtedness	(43,611)	102,121

	(117,949)	(108,431)
Effect of exchange rate changes on cash	15,790	(11,102)

Increase (decrease) in cash position	254,282	(258,132)
Cash, beginning of period	123,418	403,203

Cash, end of period	$377,700	$145,071

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

Dextran—	manufactures and sells bulk quantities of Dextran and several of its derivatives to large pharmaceutical companies throughout the world.
Veterinary products—	manufactures and sells veterinary pharmaceutical products and specialty chemicals in the United States. The primary customers are distributors and private labelers, who in turn sell to the end-user of these products.
	Year to Date April 30 2002	Year to Date April 30 2001
Sales:
Dextran	$1,372,319	$1,069,326
Veterinary products	2,123,632	2,106,475

Total segment sales	3,495,951	3,175,801
Less: intercompany sales elimination	171,341	114,610

Total consolidated sales	$3,324,610	$3,061,191

Income (loss) from operations:
Dextran	$341,312	$58,618
Veterinary products	97,959	52,022

Total income from operations from segments	439,271	110,640
Less: Unallocated corporate expenses	145,330	154,065

Total consolidated income (loss) from operations	$293,941	$(43,425)

Assets:
Dextran	$5,316,790	$5,262,069
Veterinary products	3,978,696	4,380,493

Total assets from segments	9,295,486	9,642,562
Corporate assets	1,037,496	1,290,811

Total consolidated assets	$10,332,982	$10,933,373

POLYDEX PHARMACEUTICALS LIMITED

Notes to Consolidated Financial Statements (Unaudited)

1.    Basis of Presentation

  The information contained in the interim consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the January 31, 2002 Annual Report on Form 10-K filed by Polydex Pharmaceuticals Limited (the "Company"). The unaudited interim consolidated financial statements as of April 30, 2002 and 2001 include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries in which the Company has more than a 50% ownership interest and exercises control.

2.    Veterinary Laboratories, Inc.

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

3.    Comparative Interim Consolidated Financial Statements

  The comparative interim consolidated financial statements have been reclassified from statements previously presented to conform to the presentation of the 2003 interim consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The Company's fiscal year ends on January 31st therefore fiscal year 2003 refers to the Company's year ended January 31, 2003. The following discussion should be read in conjunction with the April 30, 2002 consolidated financial statements and notes thereto included elsewhere in this report. All amounts are in United States dollars unless otherwise denoted.

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

        Net income for the first quarter ended April 30, 2002 amounted to $145,002 or $0.05 per share as compared to net loss of $64,855 or $0.02 per share for the first quarter ended April 30, 2001. This improvement in results is attributable to the increase in sales and operating profits at Dextran Products during the quarter.

        During the first quarter ended April 30, 2002, the Company's income from operations amounted to $293,941 or $0.10 per share, as compared to loss from operations of $43,425 or $0.01 per share for the first quarter of fiscal 2002, ending April 30, 2001. This improvement in results is primarily due to an increase in operating profits at Dextran Products of $282,694. The increase in operating profits at Dextran Products is primarily attributable to the increase in sales and margins as compared to the same quarter last year.

        Sales volume for the first quarter of fiscal 2003 increased from $3,061,191 to $3,324,610, representing an increase of $263,419 or 9%. Sales at Dextran Products increased by $302,993 or 28% as compared to the same quarter in fiscal 2002. This increase in sales at Dextran Products is primarily due to stronger demand. In the first quarter of fiscal 2002, Dextran Products experienced equipment breakdown and product quality issues that resulted in lower sales volume. Sales at Vet Labs during the first quarter were consistent with volumes experienced in the same quarter last year.

        The summer months are typically slower sales months for Vet Labs as large animals are put outdoors to pasture and therefore have less need for vitamins and other supplements. Management is therefore forecasting lower sales levels in the second quarter of fiscal 2003 than were achieved in the first quarter of fiscal 2003 at Vet Labs. Margins are expected to remain steady, but the expected lower sales volume may reduce operating profits for the second quarter of fiscal 2003. Management expects sales levels for the second quarter of fiscal 2003 to equal sales levels achieved in the second quarter of fiscal 2002 at Vet Labs.

        Gross margins increased from 22% in the first quarter of fiscal 2002 to 29% in the first quarter of fiscal 2003. Dextran Products' gross margin increased from 35% in the first quarter of fiscal 2002 to 48% during the first quarter of fiscal 2003. Vet Labs' gross margin increased from 15% in the first quarter of fiscal 2002 to 17% in the first quarter of fiscal 2003. The margin increase at Dextran Products is primarily a result of a product mix variance. There was a significant increase in sales volume in one of the highest margin products during the quarter as compared to the same quarter last year. In addition, margins were reduced in the first quarter of 2002 because of the equipment breakdown and product quality issues. Management expects sales and margins to continue at levels similar to the prior year at Dextran Products.

        The margin increase at Vet Labs is a result of a product mix variance. Vet Labs experienced increased sales in the injectables product line, the higher margin product line, and decreased sales in one of the lower margin product lines.

        General and administrative expenses in the first quarter of fiscal 2003 decreased by $17,451 or 4% from the first quarter of fiscal 2002 due primarily to cost control measures at Dextran Products. Depreciation and amortization in the first quarter of fiscal 2003 increased by $6,432 or 5% from the first quarter of fiscal 2002 due to the installation of new equipment at Dextran Products during the fourth quarter of fiscal 2002. Selling and promotion expenses in the first quarter of fiscal 2003 were consistent with the same period in the prior year.

        Due to continued funding by research and development partners, research and development costs in the first quarter of fiscal 2003 decreased by $42,424 or 43% as compared to the first quarter of fiscal 2002, to $55,326. Funding from all sources for existing research and development projects is expected to continue. The Company's portion of these costs is expected to continue at slightly higher levels for the remainder of the year.

        Research and development, in conjunction with the Consortium for Industrial Collaboration in Contraceptive Research (CICCR) and the Rush Medical Center in Chicago, relating to Cellulose Sulphate gel is progressing. Pre-IND tests have indicated that this gel holds great promise as a topical prophylactic for sexually transmitted diseases, including AIDS, and as a contraceptive. Two Phase I human clinical trials funded by CICCR testing the safety and tolerance of this gel were successfully completed. The project team is currently developing the supply chain for long-term toxicology studies and further clinical trials. Management expects funding to continue from CICCR for this project.

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

        Interest expense in the first quarter of fiscal 2003 decreased by $16,929 or 29% as compared to the first quarter in fiscal 2002 due to the repayment of long-term debt and capital lease obligations.

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

        Operating results for the first quarter ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ended January 31, 2003. For further information, refer to the consolidated statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2002.

(b) Liquidity and Capital Resources

        The Company, in the first quarter of fiscal 2003, generated cash flow from operations of $429,934 compared to negative cash flow from operations of $77,690 in the first quarter of fiscal 2002. This increase of $507,624 or 653% is primarily attributable to increased earnings during the quarter and increased non-cash expenses.

        At April 30, 2002, the Company had trade accounts receivable of $1,220,628 and $2,057,083 in inventory compared to $1,067,709 and $2,112,854, respectively, at January 31, 2002. The increase in trade accounts receivable during the first quarter of fiscal 2003 was due to increased sales at Dextran Products during the quarter. Inventory levels remained relatively constant during the quarter.

        There were no significant changes in financing or investing activities and there were no significant capital expenditures during the first quarter of fiscal 2003.

        The reduction in the accumulated other comprehensive loss of $75,649 during the first quarter of fiscal 2003 is entirely attributable to the currency translation adjustment of Dextran Products. Dextran Products' functional currency is the Canadian dollar. This currency translation adjustment arises from the translation of Dextran Products' financial statements to U.S. dollars.

        Dextran Products has a CDN$750,000 (US$500,000) line of credit, of which $95,675 was utilized at April 30, 2002. Management anticipates using the credit line for the purposes of funding a portion of the costs associated with the refurbishment of the Toronto facility. The Vet Labs—Sparhawk Joint Venture has a $175,000 line of credit to fund operations, of which $40,000 was utilized at April 30, 2002. Vet Labs has a loan commitment for

$400,000 to be used for building construction. Management is not planning any construction at Vet Labs during fiscal 2003, and therefore does not expect to borrow any funds under this loan commitment in the current fiscal year.

        The amount due from shareholder decreased from $1,098,142 at January 31, 2002 to $1,086,678 at April 30, 2002 due to monthly repayments from the shareholder. The amount due to shareholder also decreased to $680,301 at April 30, 2002 from $681,963 at January 31, 2002 due to monthly payments by the Company.

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

  1.
  Bring new products to market. During the first quarter, development work has continued on the cellulose sulphate project and other dextran derivatives. Vet Labs is continuing development of new veterinary products.

  2.
  Increase sales and profitability. The majority of sales increases are expected to come from new products and from increased production capacity. Management continues to monitor costs and upgrade production facilities.

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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

POLYDEX PHARMACEUTICALS LIMITED
April 30, 2002
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

        The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
								Fair Value
	1/31/03	1/31/04	1/31/05	1/31/06	1/31/07	Thereafter	Total
	(US$Equivalent)
Liabilities:
Long-term debt:
Fixed rate ($CDN)	105,253	107,656	114,790	98,535	98,367	—	524,601	524,601
Average interest rate	8.65%	8.45%	8.49%	9.00%	9.00%	—	7.26%

POLYDEX PHARMACEUTICALS LIMITED
April 30, 2002
Interest Rate Sensitivity

        The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. All financial instruments are held for other than trading purposes. The Company does not have a material exposure to interest rate risk.

        The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
								Fair Value
	1/31/03	1/31/04	1/31/05	1/31/06	1/31/07	Thereafter	Total
	(US$Equivalent)
Assets:
Notes receivable:
Variable rate ($US)	11.258	11,934	12,650	13,409	14,214	472,144	535,609	535,609
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.0%	6.00%
Liabilities:
Long-term debt:
Fixed rate ($US)	52,655	280,381	—	—	—	—	333,036	333,036
Average interest rate	8.21%	8.11%	—	—	—	—	8.16%
Fixed rate ($CDN)	105,253	107,656	114,790	98,535	98,367	—	524,601	524,601
Average interest rate	8.65%	8.45%	8.49%	9.00%	9.00%	—	7.26%
Variable rate ($US)	(1,917)	(2,032)	(2,154)	(2,283)	(2,420)	692,750	681,945	681,945
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%

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

Date: June 13, 2002
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

QuickLinks

PART I FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements (unaudited).
  Consolidated Balance Sheets
  Consolidated Statements of Operations (Unaudited)
  Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Unaudited)
  Consolidated Statements of Cash Flows (Unaudited)
  Segmented Information (Unaudited)
  Notes to Consolidated Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
  POLYDEX PHARMACEUTICALS LIMITED April 30, 2002 Interest Rate Sensitivity
PART II OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES