Form 10-Q
period 2002-07-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2002-09-13
CIK 317158

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

        Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value (Title of Class)	3,027,777 shares (Outstanding at September 6, 2002)

POLYDEX PHARMACEUTICALS LIMITED

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (unaudited).

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets
(Expressed in United States dollars)

	(Unaudited) July 31 2002	January 31 2002
Assets
Current assets:
Cash	$197,668	$123,418
Trade accounts receivable	937,199	1,067,709
Inventories:
Finished goods	1,718,541	1,479,941
Work in process	30,716	58,593
Raw materials	498,961	574,320

Inventories	2,248,218	2,112,854
Prepaid expenses and other current assets	63,708	48,461

	3,446,793	3,352,442
Property, plant and equipment, net	4,615,421	4,726,458
Patents, net	98,154	109,245
Due from Sparhawk Laboratories, Inc.	134,189	132,614
Due from shareholder	1,075,829	1,098,142
Deferred tax assets	506,399	630,406
Other assets	31,784	31,573

	$9,908,569	$10,080,880

	July 31 2002	January 31 2002
Liabilities and Shareholders' Equity
Current liabilities:
Bank indebtedness	$43,829	$179,286
Accounts payable	695,215	935,419
Accrued liabilities	388,184	314,236
Due to Sparhawk Laboratories, Inc.	101,453	101,453
Customer deposits received	103,204	4,936
Income taxes payable	84,609	23,020
Current portion of long-term debt	447,253	215,504
Current portion of capital lease obligations	102,521	97,450

	1,966,268	1,871,304
Long-term debt	267,571	629,300
Capital lease obligations	364,167	412,896
Due to shareholder	681,149	681,963

Total liabilities	3,279,155	3,595,463
Shareholders' equity:
Capital stock
Authorized:
100,000 Class A preferred shares, par value $0.10 per share
899,400 Class B preferred shares, par value $0.0167 per share
10,000,000 common shares, par value $0.0167 per share
Issued and outstanding:
899,400 Class B preferred shares	15,010	15,010
3,027,777 common shares (January 31, 2002 - 3,027,477)	50,434	50,434
Contributed surplus	23,224,128	23,224,128
Deficit	(15,495,366)	(15,604,528)
Accumulated other comprehensive loss	(1,164,792)	(1,199,627)

	6,629,414	6,485,417

	$9,908,569	$10,080,880

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations (Unaudited)
(Expressed in United States dollars)

	Quarter Ended July 31 2002	Quarter Ended July 31 2001	Year to Date July 31 2002	Year to Date July 31 2001
Sales	$2,647,400	$2,884,189	$5,972,010	$5,945,380
Cost of products sold	1,946,153	2,266,322	4,301,568	4,647,448

	701,247	617,867	1,670,442	1,297,932
Expenses:
General and administrative	411,556	428,477	787,501	821,873
Depreciation	138,431	131,445	273,631	260,213
Research and development	57,216	109,368	112,542	207,118
Interest expense	38,712	53,972	80,097	112,286
Selling and promotion	31,800	32,024	65,201	63,990
Foreign exchange (gain) loss	(377)	2,748	28,074	(18,991)
Amortization	5,545	5,545	11,091	11,091
Write down of property, plant and equipment	—	(29,489)	—	—

	682,883	734,090	1,358,137	1,457,580

Income (loss) from operations	18,364	(116,223)	312,305	(159,648)
Other income (loss):
Gain (loss) on sale of equipment	—	(27,631)	—	(27,631)
Interest and other	2,434	52,885	4,864	58,811

	2,434	25,254	4,864	31,180

Income (loss) before the undernoted	20,798	(90,969)	317,169	(128,468)
Provision for income taxes	56,638	58,575	208,007	85,931

Net income (loss) for the period	$(35,840)	$(149,544)	$109,162	$(214,399)

Per share information:
Earnings (loss) per common share for the period:
Basic	$(0.01)	$(0.05)	$0.04	$(0.07)
Diluted	$(0.01)	$(0.05)	$0.04	$(0.07)

Weighted average number of common shares outstanding for the period	3,027,777	3,027,477	3,027,777	3,027,477

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Unaudited)
(Expressed in United States dollars)

	Year to Date July 31 2002	Year to Date July 31 2001
Preferred Shares:
Balance, beginning of period	$15,010	$15,010
Private placement of preferred shares	—	—

Balance, end of period	$15,010	$15,010

Common Shares:
Balance, beginning of period	$50,434	$50,434
Common share options exercised	—	—

Balance, end of period	$50,434	$50,434

Contributed Surplus:
Balance, beginning of period	$23,224,128	$23,221,104
Common share options issued for services provided	—	3,024

Balance, end of period	$23,224,128	$23,224,128

Deficit:
Balance, beginning of period	$(15,604,528)	$(15,397,648)
Net income (loss) for the period	109,162	(214,399)

Balance, end of period	$(15,495,366)	$(15,612,047)

Accumulated Other Comprehensive Loss:
Balance, beginning of period	$(1,199,627)	$(895,265)
Currency translation adjustment for the period	34,835	(95,338)

Balance, end of period	$(1,164,792)	$(990,603)

Comprehensive Income for the period:
Net income (loss) for the period	$109,162	$(214,399)
Currency translation adjustment for the period	34,835	(95,338)

	$143,997	$(309,737)

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Cash Flows (Unaudited)
(Expressed in United States dollars)

	Year to Date July 31 2002	Year to Date July 31 2001
Cash provided by (used in):
Operating activities:
Net income (loss) for the period	$109,162	$(214,399)
Add (deduct) items not affecting cash:
Depreciation and amortization	284,722	260,213
Imputed interest on long-term debt	17,872	31,390
Deferred tax provision	127,730	45,463
Loss on sale of equipment	—	27,631
Options issued in exchange for services provided	—	3,024
Net change in non-cash working capital balances related to operations	(19,089)	(202,779)

	520,397	(49,457)

Investing activities:
Additions to property, plant and equipment and patents	(136,146)	(175,701)
Repayment of due from shareholder, net	22,313	66,574
Repayment from (advance to) Sparhawk Laboratories, Inc.	(1,575)	6,607
Proceeds from sale of equipment	—	110,000

	(115,408)	7,480

Financing activities:
Repayment of long-term debt	(147,957)	(221,243)
Repayment of capital lease obligations	(48,509)	(92,291)
Decrease in due to shareholder	(814)	(33,189)
Increase (decrease) in bank indebtedness	(135,457)	246,814

	(332,737)	(99,909)
Effect of exchange rate changes on cash	1,998	(7,387)

Increase (decrease) in cash position	74,250	(149,273)
Cash, beginning of period	123,418	403,203

Cash, end of period	$197,668	$253,930

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

Dextran—	manufactures and sells bulk quantities of Dextran and several of its derivatives to large pharmaceutical companies throughout the world.
Veterinary products—	manufactures and sells veterinary pharmaceutical products and specialty chemicals in the United States. The primary customers are distributors and private labelers, who in turn sell to the end-user of these products.
	Quarter Ended July 31 2002	Quarter Ended July 31 2001	Year to Date July 31 2002	Year to Date July 31 2001
Sales:
Dextran	$1,107,167	$1,245,033	$2,479,486	$2,314,359
Veterinary products	1,668,373	1,725,658	3,792,005	3,832,133

Total segment sales	2,775,540	2,970,691	6,271,491	6,146,492
Less: intercompany sales elimination	128,140	86,502	299,481	201,112

Total consolidated sales	$2,647,400	$2,884,189	$5,972,010	$5,945,380

Income (loss) from operations:
Dextran	$177,510	$184,138	$518,822	$260,673
Veterinary products	(1,791)	(124,321)	96,168	(72,299)

Total income from operations from segments	175,719	59,817	614,990	188,374
Less: Unallocated corporate expenses	157,355	176,040	302,685	348,022

Total consolidated income (loss) from operations	$18,364	$(116,223)	$312,305	$(159,648)

Assets:
Dextran			$4,815,615	$5,278,425
Veterinary products			3,984,926	4,485,522

Total assets from segments			8,800,541	9,763,947
Corporate assets			1,108,028	1,248,740

Total consolidated assets			$9,908,569	$11,012,687

Notes to Consolidated Financial Statements (unaudited)

1.    Basis of Presentation:

        The information contained in the interim consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the January 31, 2002 Annual Report on Form 10-K filed by Polydex Pharmaceuticals Limited (the "Company"). The unaudited interim consolidated financial statements as of July 31, 2002 and 2001 include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries in which the Company has more than a 50% ownership interest and exercises control.

2.    Critical Accounting Policies

  (a)
  Inventories:

  Inventories of raw materials are stated at the lower of cost and net realizable value, cost being determined on a first-in, first-out basis. Work-in-process and finished goods are valued at the lower of cost and net realizable value, and include the cost of raw materials, direct labour and overhead expenses. At Dextran Products, all inventories are counted every month. At Vet Labs, all inventories are counted on a cycle basis and reconciled to accounting records. Any inventory for products in the development stage is expensed to research and development.

  (b)
  Revenue Recognition:

  All revenue is from sales of manufactured products and is recognized upon shipment to customers. Product sold in bulk quantities is tested, prior to release for shipment, to ensure that it meets customer specifications, and in many cases, customers receive samples for their own testing. Approval is obtained from the customer prior to shipping. Further purchases by a customer of a bulk product with the same specifications do not require approvals. Returns of bulk product are rare and generally are not accepted. No testing and approval by the customer is required for finished dosage product because of its nature. Returns of finished dosage product are rare and generally not accepted.

  (c)
  Research and Development:

  Research and development costs are expensed as incurred and are stated net of investment tax credits earned.

3.    Veterinary Laboratories, Inc.

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

4.    Comparative Interim Consolidated Financial Statements

        The comparative interim consolidated financial statements have been reclassified from statements previously presented to conform to the presentation of the 2003 interim consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The Company's fiscal year ends on January 31st therefore fiscal year 2003 refers to the Company's year ended January 31, 2003. The following discussion should be read in conjunction with the July 31, 2002 consolidated financial statements and notes thereto included elsewhere in this report. All amounts are in United States dollars unless otherwise denoted.

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

        Net loss for the second quarter ended July 31, 2002 amounted to $35,840 or $0.01 per share as compared to a net loss of $149,544 or $0.05 per share for the second quarter ended July 31, 2001. This improvement in results is attributable to the increase in gross margins and the reduction in operating losses at Vet Labs during the quarter.

        During the second quarter ended July 31, 2002, the Company's income from operations amounted to $18,364 or $0.01 per share, as compared to loss from operations of $116,223 or $0.04 per share for the second quarter of fiscal 2002, ending July 31, 2001. This improvement in results is primarily due to a reduction in operating losses at Vet Labs of $122,530. The increase in operating results at Vet Labs is primarily attributable to the increase in margins as compared to the same quarter last year.

        Sales volume for the second quarter of fiscal 2003 decreased from $2,884,189 in the second quarter of fiscal 2002 to $2,647,400, representing a decrease of $236,789 or 8%. Sales at Dextran Products decreased by $137,866 or 11% as compared to the same quarter in fiscal 2002. This decrease in sales at Dextran Products is primarily due to certain customers taking their normal shipments earlier in the year. Year-to-date sales at Dextran Products, at July 31, 2002, have increased by $165,127 or 7% as compared to the same period in fiscal 2002. Sales at Vet Labs during the second quarter decreased by $57,285 or 3% as compared to the same quarter in fiscal 2002. Year-to-date sales at Vet Labs, at July 31, 2002, have decreased by $40,128 or 1% as compared to the same period in fiscal 2002.

        The summer months are typically slower sales months for Vet Labs as large animals are put outdoors to pasture and therefore have less need for vitamins and other supplements. As expected, second quarter sales were less than first quarter sales in fiscal 2003 at Vet Labs. Management is forecasting higher sales levels for the third quarter of fiscal 2003 than were achieved in the second quarter of fiscal 2003 at Vet Labs. Management is expecting sales levels in the third quarter of fiscal 2003, at Dextran Products to be consistent with sales levels achieved in the second quarter of fiscal 2003.

        Gross margins increased from 21% in the second quarter of fiscal 2002 to 27% in the second quarter of fiscal 2003. Dextran Products' gross margin increased from 36% in the second quarter of fiscal 2002 to 38% during the second quarter of fiscal 2003. Vet Labs' gross margin increased from 10% in the second quarter of fiscal 2002 to 17% in the second quarter of fiscal 2003. The margin increase at Dextran Products is primarily a result of a product mix variance. There was an increase in sales volume in one of the highest margin products during the quarter as compared to the same quarter last year. Management expects margins at Dextran Products to return to previous levels in the second half of fiscal 2003.

        The margin increase at Vet Labs is a result of a product mix variance. Vet Labs experienced increased sales in the injectables product line, the higher margin product line, and decreased sales in one of the lower margin product lines.

        General and administrative expenses in the second quarter of fiscal 2003 decreased by $16,921 or 4% from the second quarter of fiscal 2002 due primarily to cost control measures at Dextran Products. For the year-to-date at July 31, 2002, general and administrative expenses have decreased $34,372 or 4% from the same period in fiscal 2002.

        Depreciation and amortization in the second quarter of fiscal 2003 increased by $6,986 or 5% from the second quarter of fiscal 2002 due to the installation of new equipment at Dextran Products during the fourth quarter of fiscal 2002.

        Selling and promotion expenses in the second quarter of fiscal 2003 and for the year-to-date at July 31, 2002 were consistent with the same periods in fiscal 2002.

        Due to continued funding by research and development partners, research and development costs in the second quarter of fiscal 2003 decreased by $52,152 or 48% to $57,216 as compared to the second quarter of fiscal 2002. Funding from all current sources for existing research and development projects is expected to continue for the remainder of the year. The Company's portion of these costs is expected to continue at slightly higher levels for the remainder of the year.

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

        The Company licensed its cystic fibrosis product, Usherdex, to BCY Lifesciences of Vancouver, British Columbia. Under this license agreement, BCY Lifesciences will provide funding for research and development and will pay a royalty to the Company based on sales and sublicensing revenue in return for the exclusive right to sublicense, manufacture, distribute and sell any commercial products developed from Usherdex. BCY Lifesciences filed an Investigative New Drug application in Canada to seek approval to conduct a Phase I clinical trial during the second quarter of fiscal 2002. BCY Lifesciences is completing preparations for the Phase I clinical trial. In anticipation of successful Phase I human clinical testing, BCY Lifesciences is already planning to commence Phase II clinical trials in the second half of fiscal 2003.

        Interest expense in the second quarter of fiscal 2003 decreased by $15,260 or 28% as compared to the second quarter in fiscal 2002 due to the repayment of long-term debt and capital lease obligations.

        Interest and other income decreased by $50,451 in the second quarter of fiscal 2003, as compared to the same period in fiscal 2002. In the second quarter of fiscal 2002, Vet Labs received a final payout from the national vitamin anti-trust lawsuit, resulting in the fiscal 2003 decrease.

        In 1992, Vet Labs entered into a joint venture (the "Joint Venture") for the manufacture and sale of veterinary pharmaceutical products with Sparhawk Laboratories, Inc. ("Sparhawk"). Vet Labs owns 50% of the Joint Venture and controls its Board of Directors. The Company consolidates the assets, liabilities, revenue and expenses of the Joint Venture in its financial statements. The Joint Venture Agreement expires by its terms on December 1, 2002. Sparhawk has an option to purchase 40% of the assets held by Vet Labs for a price equal to 40% of the fair market value of the land, building and equipment owned by Vet Labs plus $1,000,000. The Company is currently in negotiations with Sparhawk regarding the future of the Joint Venture.

        Operating results for the second fiscal quarter ended July 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2003. For further information, refer to the consolidated statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2002.

(b)  Liquidity and Capital Resources

        In the second quarter of fiscal 2003, the Company generated cash flow from operations of $90,463, compared to $28,233 in the second quarter of fiscal 2002. This increase of $62,230 or 220% is primarily attributable to the reduced loss during the quarter.

        At July 31, 2002, the Company had trade accounts receivable of $937,199 and $2,248,218 in inventory compared to $1,067,709 and $2,112,854, respectively, at January 31, 2002. The decrease in trade accounts receivable during fiscal 2003 was due to increased collections at Vet Labs. The increase in inventory levels during fiscal 2003 is primarily due to increased stock at Dextran Products in anticipation of the maintenance shutdown at the end of the quarter.

        There were no significant changes in financing or investing activities and there were no significant capital expenditures during the first two quarters of 2003.

        The reduction in the accumulated other comprehensive loss of $34,835 during the first two quarters of fiscal 2003 is entirely attributable to the currency translation adjustment of Dextran Products. Dextran Products' functional currency is the Canadian dollar. This currency translation adjustment arises from the translation of Dextran Products' financial statements to U.S. dollars.

        Dextran Products has a CDN$750,000 (US$475,000) line of credit, of which none was utilized at July 31, 2002. Management anticipates using the credit line for the purposes of funding a portion of the costs associated with the refurbishment of the Toronto facility. The Joint Venture has a $175,000 line of credit to fund operations, of which $43,829 was utilized at July 31, 2002. Vet Labs has a loan commitment for $400,000 to be used for building construction. Management is not planning any construction at Vet Labs during fiscal 2003, and therefore does not expect to borrow any funds under this loan commitment in the current fiscal year.

        The amount due from shareholder decreased from $1,098,142 at January 31, 2002 to $1,075,829 at July 31, 2002 due to monthly payments from the shareholder. The amount due to a different shareholder also decreased to $681,149 at July 31, 2002 from $681,963 at January 31, 2002 due to monthly payments by the Company.

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

(c)  Long-term Objectives

        At the beginning of the fiscal year, two critical long-term objectives were identified.

1.
Bring new products to market. During the second quarter of fiscal 2003, development work has continued on the cellulose sulphate project and other dextran derivatives. Vet Labs is continuing development of new veterinary products.

2.
Increase sales and profitability. The majority of sales increases are expected to come from new products and from increased production capacity. Management continues to monitor costs and upgrade production facilities.

(d)  Controls and Procedures

        The Company's chief executive officer and its chief financial officer after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

(e)  Critical Accounting Policies

1.
Inventories:

        Inventories of raw materials are stated at the lower of cost and net realizable value, cost being determined on a first-in, first-out basis. Work-in-process and finished goods are valued at the lower of cost and net realizable value, and include the cost of raw materials, direct labour and overhead expenses. At Dextran Products, all inventories are counted every month. At Vet Labs, all inventories are counted on a cycle basis and reconciled to accounting records. Any inventory for products in the development stage is expensed to research and development.

2.
Revenue Recognition:

        All revenue is from sales of manufactured products and is recognized upon shipment to customers. Product sold in bulk quantities is tested, prior to release for shipment, to ensure that it meets customer specifications, and in many cases, customers receive samples for their own testing. Approval is obtained from the customer prior to shipping. Further purchases by a customer of a bulk product with the same specifications do not require approvals. Returns of bulk product are rare and generally are not accepted. No testing and approval by the customer is required for finished dosage product because of its nature. Returns of finished dosage product are rare and generally not accepted.

3.
Research and Development:

        Research and development costs are expensed as incurred and are stated net of investment tax credits earned.

(f)    Risk Factors

        The risks, uncertainties and other factors described below could materially and adversely affect the Company's business, financial condition, operating results and prospects.

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

        The Company does not currently have agreements with third parties to market many of its developmental products.

        The commercialization of any of the Company's developmental products that receive FDA approval will depend upon the Company's ability to enter into agreements with companies that have sales and marketing capabilities. The Company currently intend to sell its products in the United States and internationally in collaboration with one or more marketing partners. No assurance can be given that the Company will be able to enter into any such collaboration to market its developmental products in a timely manner or on commercially reasonable terms, if at all.

(g)  Forward-Looking Statements

        This Form 10-Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains various "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to statements regarding management's expectations of regulatory approval and the commencement of sales. In addition, statements containing expressions such as "believes", "anticipates", "plans" or "expects" used in this Form 10-Q, the Company's Annual Report, and the Company's periodic reports on Forms 10-K and 10-Q previously filed with the Securities and Exchange Commission are intended to identify forward-looking statements. The Company cautions that these and similar statements in this Form 10-Q, the Company's Annual Report, and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market conditions, the progress of clinical trials, and the results obtained, the establishment of new corporate alliances, the impact of competitive products and pricing, and the timely development, FDA approval and market acceptance of the Company's products, none of which can be assured.

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
July 31, 2002
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

        The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
								Fair Value
	1/31/03	1/31/04	1/30/05	1/31/06	1/31/07	Thereafter	Total
	(US$ Equivalent)
Liabilities:
Long-term debt:
Fixed rate ($CDN)	105,388	107,793	114,937	98,661	98,493	—	525,271	525,271
Average interest rate	8.65%	8.45%	8.49%	9.00%	9.00%	—	8.72%

POLYDEX PHARMACEUTICALS LIMITED
July 31, 2002
Interest Rate Sensitivity

        The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. All financial instruments are held for other than trading purposes. The Company does not have a material exposure to interest rate risk.

        The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
								Fair Value
	1/31/03	1/31/04	1/30/05	1/31/06	1/31/07	Thereafter	Total
	(US$ Equivalent)
Assets:
Notes receivable:
(Variable rate ($US)	13,165	12,048	12,771	13,538	14,350	469,736	535,609	535,609
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.0%	6.00%
Liabilities:
Long-term debt:
Fixed rate ($US)	52,655	280,381	—	—	—	—	333,036	333,036
Average interest rate	8.21%	8.11%	0.00%	0.00%	0.00%	0.00%	8.16%
Fixed rate ($CDN)	105,388	107,793	114,937	98,661	98,493	—	525,271	525,271
Average interest rate	8.65%	8.45%	8.49%	9.00%	9.00%	0.00%	8.72%
Variable rate ($US)	(1,917)	(2,032)	(2,154)	(2,283)	(2,420)	692,750	681,945	681,945
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%

PART II
OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

  (a)
  The 2002 Annual General Meeting of the Members was held on June 21, 2002.

  (b)
  Not applicable.

  (c)
  At the Annual Meeting, Mr. Derek John Michael Lederer and Ms. Ruth L. Usher were elected as directors of the Company to hold office for a three-year term expiring at the Annual General Meeting of the Members held in 2005 or until successors are duly elected and qualified. The tabulation of votes in person or by proxy at the Annual Meeting with respect to Mr. Derek John Michael Lederer's and Ms. Ruth L. Usher's election are as follows:

	Class	Votes For		Votes Withheld	Abstentions and Non-Votes
Derek John	Common Shares	121,580		74,362	1,107,044
Michael Lederer	Class B Preferred Shares	1,798,800	(1)	—	—
Ruth L. Usher	Common Shares	119,820		76,122	1,032,732
	Class B Preferred Shares	1,798,800	(1)	—	—

(1)
Class B Preferred Shares are entitled to two (2) votes per share.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits
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
	99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K
Not applicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 13, 2002
POLYDEX PHARMACEUTICALS LIMITED (Registrant)
	By	/s/ GEORGE G. USHER George G. Usher, Chairman, President and Chief Executive Officer (Principal Executive Officer)
	By	/s/ SHARON L. WARDLAW Sharon L. Wardlaw, Treasurer, Secretary and Chief Financial and Accounting Officer (Principal Financial Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

        I, George G. Usher, Chief Executive Officer of Polydex Pharmaceuticals Limited (the "Company") do hereby certify that:

        (1)  I have reviewed this quarterly report on Form 10-Q of the Company for the quarterly period ended July 31, 2002;

        (2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        (3)  Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this quarterly report.

Dated: September 13, 2002	/s/ GEORGE G. USHER Chief Executive Officer Polydex Pharmaceuticals Limited

CHIEF FINANCIAL OFFICER CERTIFICATION

        I, Sharon L. Wardlaw, Chief Financial Officer of Polydex Pharmaceuticals Limited (the "Company") do hereby certify that:

        (1)  I have reviewed this quarterly report on Form 10-Q of the Company for the quarterly period ended July 31, 2002;

        (2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        (3)  Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this quarterly report.

Dated: September 13, 2002	/s/ SHARON L. WARDLAW Chief Financial Officer Polydex Pharmaceuticals Limited

Exhibit Index

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

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
  Exhibit Index