Form 10-Q
period 2002-10-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2002-12-16
CIK 317158

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2002
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

        Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value (Title of Class)	3,027,777 shares (Outstanding at December 6, 2002)

POLYDEX PHARMACEUTICALS LIMITED
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (unaudited).

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets
(Expressed in United States dollars)

	October 31 2002	January 31 2002
	(Unaudited)
Assets
Current assets:
Cash	$269,780	$123,418
Trade accounts receivable	1,256,993	1,067,709
Inventories:
Finished goods	1,622,398	1,479,941
Work in process	72,916	58,593
Raw materials	514,674	574,320

Inventories	2,209,988	2,112,854
Prepaid expenses and other current assets	79,867	48,461

	3,816,628	3,352,442
Property, plant and equipment, net	4,636,783	4,726,458
Patents, net	92,608	109,245
Due from Sparhawk Laboratories, Inc.	137,637	132,614
Due from shareholder	1,062,312	1,098,142
Deferred tax assets	444,165	630,406
Other assets	32,062	31,573

	$10,222,195	$10,080,880

	October 31 2002	January 31 2002
	(Unaudited)
Liabilities and Shareholders' Equity
Current liabilities:
Bank indebtedness	$44,863	$179,286
Accounts payable	936,744	935,419
Accrued liabilities	494,428	314,236
Due to Sparhawk Laboratories, Inc.	101,453	101,453
Customer deposits received	89,702	4,936
Income taxes payable	116,808	23,020
Current portion of long-term debt	353,200	215,504
Current portion of capital lease obligations	105,921	97,450

	2,243,119	1,871,304
Long-term debt	272,865	629,300
Capital lease obligations	341,094	412,896
Due to shareholder	682,433	681,963

Total liabilities	3,539,511	3,595,463
Shareholders' equity:
Capital stock
Authorized:
100,000 Class A preferred shares, par value $0.10 per share 899,400 Class B preferred shares, par value $0.0167 per share 10,000,000 common shares, par value $0.0167 per share
Issued and outstanding:
899,400 Class B preferred shares	15,010	15,010
3,027,777 common shares (2002—3,027,477)	50,434	50,434
Contributed surplus	23,224,128	23,224,128
Deficit	(15,506,878)	(15,604,528)
Accumulated other comprehensive loss	(1,100,010)	(1,199,627)

	6,682,684	6,485,417

	$10,222,195	$10,080,880

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations (Unaudited)
(Expressed in United States dollars)

	Quarter Ended October 31 2002	Quarter Ended October 31 2001	Year to Date October 31 2002	Year to Date October 31 2001
Sales	$3,455,665	$3,126,682	$9,427,675	$9,072,062
Cost of products sold	2,696,798	2,317,241	6,998,366	6,964,689

	758,867	809,441	2,429,309	2,107,373
Expenses:
General and administrative	416,644	447,618	1,204,145	1,269,491
Depreciation	137,342	134,542	410,973	394,755
Research and development	29,358	87,442	141,900	294,560
Interest expense	36,355	50,778	116,452	163,064
Selling and promotion	41,183	40,568	106,384	104,558
Foreign exchange (gain) loss	7,894	(64,013)	35,968	(83,004)
Amortization	5,546	5,546	16,637	16,637
Write down of property, plant and equipment	—	—	—	—

	674,322	702,481	2,032,459	2,160,061

Income (loss) from operations	84,545	106,960	396,850	(52,688)
Other income (loss):
Loss on sale of equipment	—	187	—	(27,444)
Interest and other	2,363	3,286	7,227	62,097

	2,363	3,473	7,227	34,653

Income (loss) before the undernoted	86,908	110,433	404,077	(18,035)
Provision for income taxes	98,420	110,384	306,427	196,315

Net income (loss) for the period	$(11,512)	$49	$97,650	$(214,350)

Per share information:
Earnings (loss) per common share for the period:
Basic	$0.00	$0.00	$0.03	$(0.07)
Diluted	$0.00	$0.00	$0.03	$(0.07)

Weighted average number of common shares outstanding for the period	3,027,777	3,027,477	3,027,777	3,027,477

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) (Unaudited)
(Expressed in United States dollars)

	Year to Date October 31 2002	Year to Date October 31 2001
Preferred Shares:
Balance, beginning and end of period	$15,010	$15,010

Common Shares:
Balance, beginning and end of period	$50,434	$50,434

Contributed Surplus:
Balance, beginning of period	$23,224,128	$23,221,104
Common share options granted	—	3,024

Balance, end of period	$23,224,128	$23,224,128

Deficit:
Balance, beginning of period	$(15,604,528)	$(15,397,648)
Net income (loss) for the period	97,650	(214,350)

Balance, end of period	$(15,506,878)	$(15,611,998)

Accumulated Other Comprehensive Loss:
Balance, beginning of period	$(1,199,627)	$(895,265)
Currency translation adjustment for the period	99,617	(284,891)

Balance, end of period	$(1,100,010)	$(1,180,156)

Comprehensive Income (Loss) for the period:
Net income (loss) for the period	$97,650	$(214,350)
Currency translation adjustment for the period	99,617	(284,891)

	$197,267	$(499,241)

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Cash Flows (Unaudited)
(Expressed in United States dollars)

	Year to Date October 31 2002	Year to Date October 31 2001
Cash provided by (used in):
Operating activities:
Net income (loss) for the period	$97,650	$(214,350)
Add (deduct) items not affecting cash:
Depreciation and amortization	427,610	411,392
Imputed interest on long-term debt	9,422	44,847
Deferred tax provision	191,794	108,374
Loss on sale of equipment	—	27,444
Options issued in exchange for services provided	—	3,024
Net change in non-cash working capital balances related to operations	61,734	(7,681)

	788,210	373,050

Investing activities:
Additions to property, plant and equipment	(260,788)	(306,882)
Repayment of due from shareholder, net	35,830	91,324
Repayment from (advance to) Sparhawk Laboratories, Inc.	(5,023)	6,607
Proceeds from sale of equipment	—	110,000

	(229,981)	(98,951)

Financing activities:
Repayment of long-term debt	(228,262)	(286,990)
Repayment of capital lease obligations	(73,496)	(109,261)
Increase (decrease) in due to shareholder	470	(34,385)
Increase (decrease) in bank indebtedness	(134,423)	154,231

	(435,711)	(276,405)
Effect of exchange rate changes on cash	23,844	(73,664)

Increase (decrease) in cash position	146,362	(75,970)
Cash, beginning of period	123,418	403,203

Cash, end of period	$269,780	$327,233

POLYDEX PHARMACEUTICALS LIMITED

Segmented Information (Unaudited)
(Expressed in United States dollars)

        All operations are carried out through Dextran Products Limited ("Dextran") in Canada and through Chemdex, Inc. ("Chemdex") in the United States. The operations of Chemdex represent the veterinary products business and the operations are carried out through its wholly-owned subsidiary, Veterinary Laboratories, Inc. ("Vet Labs"). Vet Labs carries on its business through a Joint Venture with Sparhawk Laboratories, Inc. Each of Dextran and Chemdex operates as a strategic business unit offering different products. Each subsidiary comprises a reportable segment as follows:

Dextran—	manufactures and sells bulk quantities of Dextran and several of its derivatives to large pharmaceutical companies throughout the world.
Veterinary products—
manufactures and sells veterinary pharmaceutical products and specialty chemicals in the United States. The primary customers are distributors and private labelers, who in turn sell to the end-user of these products.

	Quarter Ended October 31 2002	Quarter Ended October 31 2001	Year to Date October 31 2002	Year to Date October 31 2001
Sales:
Dextran	$1,226,725	$1,142,717	$3,706,211	$3,457,076
Veterinary products	2,271,546	2,021,178	6,063,551	5,853,311

Total segment sales	3,498,271	3,163,895	9,769,762	9,310,387
Less: intercompany sales elimination	42,606	37,213	342,087	238,325

Total consolidated sales	$3,455,665	$3,126,682	$9,427,675	$9,072,062

Income (loss) from operations:
Dextran	$188,358	$291,167	$707,180	$551,840
Veterinary products	40,006	(16,482)	136,174	(88,781)

Total income from operations from segments	228,364	274,685	843,354	463,059
Less: Unallocated corporate expenses	143,819	167,725	446,504	515,747

Total consolidated income (loss) from operations	$84,545	$106,960	$396,850	$(52,688)

Assets:
Dextran			$4,992,728	$5,177,474
Veterinary products			4,117,396	4,293,312

Total assets from segments			9,110,124	9,470,786
Corporate assets			1,112,071	1,203,915

Total consolidated assets			$10,222,195	$10,674,701

1.    Basis of Presentation:

        The information contained in the interim consolidated financial statements is condensed from that which would appear in annual consolidated financial statements. The interim consolidated financial statements included herein should be read in conjunction with the audited financial statements, and notes thereto, and other financial information contained in the 2002 Annual Report on Form 10-K for the fiscal year ended January 31, 2002 as filed by Polydex Pharmaceuticals Limited (the "Company") with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of October 31, 2002 and 2001 include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries in which the Company has more than a 50% ownership interest and exercises control.

2.    Veterinary Laboratories, Inc.

        In 1992, the Company's subsidiary, Veterinary Laboratories, Inc., entered into a Joint Venture with Sparhawk Laboratories, Inc. for the manufacture and sale of veterinary pharmaceutical products. Vet Labs and Sparhawk each own 50% of the Joint Venture. Sparhawk is not affiliated with the Company and is owned primarily by the management of the Joint Venture. The Company controls the Joint Venture through its control of the Board of Directors and therefore consolidates its assets, liabilities, revenue and expenses in these financial statements.

        After the end of the third quarter of fiscal 2003, the Joint Venture between Sparhawk and Vet Labs was terminated and is in the process of being wound up and dissolved. Sparhawk has filed a petition for judicial supervision during the winding up of the Joint Venture, a request for preliminary injunctive relief allowing Sparhawk management access to the manufacturing operations during the winding up, and a declaratory judgment regarding certain interpretations of the Joint Venture Agreement that are in dispute. The Company and Sparhawk have agreed to the appointment of a receiver during the winding up process, and have entered into a Standstill Agreement to continue the Joint Venture operations until the court accepts the receiver's final dissolution recommendation.

        Sparhawk has an Option to purchase 40% of the assets held by Vet Labs. The purchase price will be equal to the fair market value of the land, building and equipment owned by Vet Labs plus $1,000,000. The land and building have been appraised at a valuation of $2,450,000 as of November 15, 2002. An appraisal of the equipment owned by Vet Labs is currently underway. Sparhawk has notified the Company of its intention to exercise this Option, but has not yet delivered the purchase price.

        Subject to the exercise of the Option, upon winding up of the Joint Venture, all assets used in the Joint Venture operations that were owned by the respective members of the Joint Venture prior to the formation of the Joint Venture will be returned to the respective owner. There are no assets of Sparhawk included in the consolidated financial statements of the Company. Sparhawk does own certain products currently produced by the Joint Venture, all of which belong to the liquids product line, that will be returned to Sparhawk. Year to date sales of products owned by Sparhawk amount to approximately $910,000 at October 31, 2002. Several of the products currently produced by the Joint Venture, including iron dextran, are owned by the Company and will be returned to the Company. Year to date sales of products owned by Vet Labs amount to approximately $3,900,000 at October 31, 2002, although ownership of certain of these products may be disputed by Sparhawk. The Company plans to continue production of these products after the winding up of the Joint Venture, and has hired a general manager to manage this business.

        Any assets that were purchased by the Joint Venture and any products that were developed by the Joint Venture will be distributed to the members of the Joint Venture as part of the winding up process. Assets owned by the Joint Venture are currently included in the Company's financial statements with a net book value of $2,116,918. The Company may not receive ownership of the products developed by the Joint Venture, depending upon the allocation of the Joint Venture assets upon dissolution. Year to date sales of products developed by the Joint Venture amount to approximately $1,250,000.

        If Sparhawk does exercise its option to purchase 40% of the asets of Vet Labs, the Company will continue to consolidate the land, building and equipment on its books because it will be the majority owner of these assets. During the winding up process, the Company would include the results from the operations of the continuing manufacturing business, since the Company would control this business through its 60% ownership of the products and assets owned by Vet Labs prior to the Option exercise.

3.    Comparative Interim Consolidated Financial Statements

        The comparative interim consolidated financial statements have been reclassified from statements previously presented to conform to the presentation of the 2003 interim consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The fiscal year of Polydex Pharmaceuticals Limited (the "Company") ends on January 31 of each year. Therefore fiscal year 2003 refers to the Company's fiscal year ended January 31, 2003. The following discussion should be read in conjunction with the October 31, 2002 consolidated financial statements and notes thereto included elsewhere in this report. Operating results for the third quarter ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ended January 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2002. All amounts are in United States dollars unless otherwise denoted.

Results of Operations

        The operations of the Company are carried on through Dextran Products Limited in Canada and through Chemdex, Inc. in the United States. The operations of Chemdex are carried on through its wholly-owned subsidiary, Veterinary Laboratories, Inc. Vet Labs carries on its business through a Joint Venture with Sparhawk Laboratories, Inc. Each of Dextran Products and Vet Labs operates as a strategic business unit. Dextran Products manufactures and sells bulk quantities of Dextran and several of its derivatives to large pharmaceutical companies throughout the world. Vet Labs manufactures and sells veterinary pharmaceutical products and specialty chemicals in the United States. The primary customers of Vet Labs are distributors and private labelers, who in turn sell to the end-user of these products.

        Net loss for the third quarter ended October 31, 2002 was $11,512, or $0.00 per share, compared to net income of $49, or $0.00 per share, for the third quarter ended October 31, 2001. This decline in results is attributable to the decrease in operating income at Dextran Products as compared to the same quarter last year.

        During the third quarter ended October 31, 2002, the Company's income from operations amounted to $84,545, as compared to $106,960 for the third quarter of fiscal 2002, ended October 31, 2001. The decline in income from operations at Dextran Products of $102,809 is primarily due to decreased margins and a foreign exchange loss. The decline in operating profits at Dextran Products was partially offset by an improvement in income from operations at Vet Labs. The increase in operating profits at Vet Labs of $56,488 was primarily attributable to the increase in sales as compared to the same quarter last year.

        Sales volume for the third quarter of fiscal 2003 increased from $3,126,682 in the third quarter of fiscal 2002 to $3,455,665, representing an increase of $328,983 or 11%. Sales at Dextran Products increased by $84,007 or 7% as compared to the third quarter in fiscal 2002. This increase in sales at Dextran Products as compared to the third quarter in fiscal 2002 was the result of a shorter summer maintenance shutdown than last year. The summer maintenance shutdown last year was one week longer than normal to allow for additional equipment maintenance to be performed. Year-to-date sales at Dextran Products through October 31, 2002, increased by $249,135 or 7% as compared to the same period in fiscal 2002.

        Sales at Vet Labs during the third quarter increased by $250,368 or 12% as compared to the same quarter in fiscal 2002. There were sales increases in all product lines, the largest of which being the boluses product line. Sales at Vet Labs were unusually low during the third quarter of fiscal 2002 due to customer overstocking earlier in the year and low consumer demand for beef. Year-to-date sales at Vet Labs, at October 31, 2002, increased by $210,240 or 4% as compared to the same period in fiscal 2002. Sales levels for the third quarter of fiscal 2003 at Vet Labs increased as compared to those of the second quarter of fiscal 2003. The summer months are typically slower sales months for Vet Labs as large animals are put outdoors to pasture and therefore have less need for vitamins and other supplements.

        Overall, gross margins decreased from 26% in the third quarter of fiscal 2002 to 22% in the third quarter of fiscal 2003. Dextran Products' gross margin decreased from 46% in the third quarter of fiscal 2002 to 37% during the third quarter of fiscal 2003. Vet Labs' gross margin remained constant at 13% during the third quarter of fiscal 2003, as compared to the same quarter in the previous fiscal year. The margins at Dextran Products were consistent with margins achieved in the previous quarter. The margin for the third quarter in the previous fiscal year at Dextran Products was higher because of a significant decrease in the value of the Canadian dollar relative to the United States dollar. Dextran Products' sales are primarily denominated in United States dollars while the majority of its cost of sales is incurred in Canadian dollars. Management expects sales and margins to continue at current levels at Dextran Products for the foreseeable future.

        Although there was a 12% increase in sales during the third quarter of fiscal 2003 at Vet Labs, there was no change in margins as compared to the same quarter last year. Margins during the third quarter of this fiscal year decreased from the 17% margins of the second quarter. This margin decrease at Vet Labs was a result of a product mix variance. The majority of the sales increases at Vet Labs during the third quarter of fiscal 2003 were in the lower margin product lines. There was a large decrease in sales of iron dextran, the highest margin injectable product, during the quarter. This decrease was offset by increased sales of lower margin injectable products. A decline in live hog prices has decreased demand for iron dextran and has resulted in overstocked inventories at the distributor level. Management expects reduced demand for iron dextran to continue for the foreseeable future.

        General and administrative expenses in the third quarter of fiscal 2003 decreased by $30,974 or 7% from the third quarter of fiscal 2002, due primarily to cost control measures at Dextran Products. For the year-to-date through October 31, 2002, general and administrative expenses decreased $65,346 or 5% from the same period in fiscal 2002. Depreciation and amortization in the third quarter of fiscal 2003 increased by $2,800 or 2% from the third quarter of fiscal 2002 due to the installation of new equipment at Dextran Products during the fourth quarter of fiscal 2002. Selling and promotion expenses in the third quarter of fiscal 2003 and for the year-to-date through October 31, 2002 were consistent with the same periods in fiscal 2002.

        Due to continued funding by research and development partners, research and development costs in the third quarter of fiscal 2003 decreased by $58,084, or 66%, to $29,358 as compared to the third quarter of fiscal 2002. Funding from all sources for existing research and development projects is expected to continue during the fourth quarter of fiscal 2003. The Company expects its research and development spending to continue at slightly higher levels for the remainder of the fiscal year.

        Research and development, in conjunction with the Consortium for Collaboration in Contraceptive Research (CICCR), a project of the CONRAD Program (Arlington, Virginia) and TOPCAD (Rush University, Chicago) relating to Cellulose Sulphate gel is progressing into U.S. Phase III clinical trials. Animal and in vitro biological testing have indicated that this drug holds significant promise as a topical prophylactic for sexually transmitted diseases, including HIV, and as a vaginal contraceptive. Two Phase I human clinical trials funded by CONRAD have tested the safety and tolerance of this drug in healthy men and women. Other Phase I studies are ongoing. Long-term and reproductive toxicology study results showed no drug related toxicologic effects. CONRAD is planning to fund a Phase III contraceptive effectiveness study, a Phase III HIV-prevention study and production of clinical supplies.

        The Company licensed its cystic fibrosis product, Usherdex, to BCY Lifesciences. Under this license agreement, BCY Lifesciences will provide funding for research and development and pay a royalty to the Company based on its sales and sublicensing revenue in return for the exclusive right to sublicense, manufacture, distribute and sell any commercial products developed. During the third quarter of fiscal 2003, BCY Lifesciences received approval from Health and Welfare Canada's Therapeutic Products Directorate to initiate a Canadian Phase II clinical trial examining Usherdex's efficacy in treating cystic fibrosis patients. This trial is expected to begin next quarter. Recruitment of patients is expected to take several months. The Western Life Sciences Venture Fund acquired 52% of the common shares of BCY Lifesciences during the most recent fiscal quarter. In its press release dated November 27, 2002, BCY Lifesciences stated "Management believes that this investment, along with capital expected from tax credits, is sufficient for the Company to complete Phase II CF trials."

        Interest expense in the third quarter of fiscal 2003 decreased by $14,423 or 28% as compared to the third quarter in fiscal 2002 due to the repayment of long-term debt and capital lease obligations.

        Interest and other income in the third quarter of fiscal 2003 was consistent with amounts earned during the same period in fiscal 2002. Year-to-date interest and other income was significantly lower in fiscal 2003 as compared to the previous fiscal year because Vet Labs received a final payout from the national vitamin anti-trust lawsuit in the second quarter of fiscal 2002.

Liquidity and Capital Resources

        In the third quarter of fiscal 2003, the Company generated cash flow from operations of $267,813, compared to $422,507 in the third quarter of fiscal 2002. This decrease of $154,694 or 37% is primarily attributable to changes in non-cash working capital levels. In the third quarter of fiscal 2002, there was a large decrease in non-cash working capital, primarily in the trade accounts receivable balance. There were no such large changes in non-cash working capital in the third quarter of fiscal 2003.

        At October 31, 2002, the Company had trade accounts receivable of $1,256,993 and $2,209,988 in inventory compared to $1,067,709 and $2,112,854, respectively, at January 31, 2002. The increase in trade accounts receivable during fiscal 2003 was due to slower collections at Dextran Products. Inventory levels have decreased slightly since July 31, 2002, but have increased since January 31, 2002. The increase during fiscal 2003 is due to timing of inventory movements.

        There were no significant changes in financing or investing activities and there were no significant capital expenditures during the fiscal year-to-date.

        The reduction in the accumulated other comprehensive loss of $99,617 during the fiscal year-to-date is entirely attributable to the currency translation adjustment of Dextran Products. Dextran Products' functional currency is the Canadian dollar. This currency translation adjustment arises from the translation of Dextran Products' financial statements to U.S. dollars.

        Dextran Products has a CDN$750,000 (US$480,000) line of credit, of which CDN$70,000 (US$45,000) was utilized at October 31, 2002. Management anticipates using the credit line to fund a portion of the costs associated with the refurbishment of the Toronto facility. The Joint Venture has a $175,000 line of credit to fund operations, of which none was utilized at October 31, 2002. Vet Labs has a loan commitment for $400,000 to be used for building construction. Management is not planning any construction at Vet Labs during fiscal 2003, and therefore does not expect to borrow any funds under this loan commitment in the current fiscal year.

        The amount due from shareholder decreased from $1,098,142 at January 31, 2002 to $1,062,312 at October 31, 2002 due to monthly repayments from the shareholder. The amount due to a different shareholder increased to $682,433 at October 31, 2002 from $681,963 at January 31, 2002 due to interest charges slightly exceeding the monthly repayments by the Company.

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

        The Company believes that based upon the current levels of revenues and spending, its existing working capital resources will be sufficient to support operations for at least the next 12 months.

The Joint Venture

        In 1992, Vet Labs and Sparhawk entered into the Joint Venture for the manufacture and sale of veterinary pharmaceutical products. Vet Labs and Sparhawk each own 50% of the Joint Venture. Sparhawk is not affiliated with the Company and is owned primarily by the management of the Joint Venture. The Company controls the Joint Venture through its control of the Board of Directors and therefore consolidates its assets, liabilities, revenue and expenses in these financial statements.

        After the end of the third quarter of fiscal 2003, the Joint Venture between Sparhawk and Vet Labs was terminated and is in the process of being wound up and dissolved. Sparhawk has filed a petition for judicial supervision during the winding up of the Joint Venture, a request for preliminary injunctive relief allowing Sparhawk management access to the manufacturing operations during the winding up, and a declaratory judgment regarding certain interpretations of the Joint Venture Agreement that are in dispute. The Company and Sparhawk have agreed to the appointment of a receiver during the winding up process, and have entered into a Standstill Agreement to continue the Joint Venture operations until the court accepts the receiver's final dissolution recommendation.

        Sparhawk has an Option to purchase 40% of the assets held by Vet Labs. The purchase price will be equal to the fair market value of the land, building and equipment owned by Vet Labs plus $1,000,000. The land and building have been appraised at a valuation of $2,450,000 as of November 15, 2002. An appraisal of the equipment owned by Vet Labs is currently underway. Sparhawk has notified the Company of its intention to exercise this Option, but has not yet delivered the purchase price. The Company can not at this time estimate the likelihood of Sparhawk consummating the exercise of the Option and delivering the purchase price.

        Subject to the exercise of the Option, upon winding up of the Joint Venture, all assets used in the Joint Venture operations that were owned by the respective members of the Joint Venture prior to the formation of the Joint Venture will be returned to the respective owner. There are no assets of Sparhawk included in the consolidated financial statements of the Company. Sparhawk does own certain products currently produced by the Joint Venture, all of which belong to the liquids product line, that will be returned to Sparhawk. Year to date sales of products owned by Sparhawk amount to approximately $910,000 at October 31, 2002. Several of the products currently produced by the Joint Venture, including iron dextran, are owned by the Company and will be returned to the Company. Year to date sales of products owned by Vet Labs amount to approximately $3,900,000 at October 31, 2002, although ownership of certain of these products may be disputed by Sparhawk. The Company plans to continue production of these products after the winding up of the Joint Venture, and has hired a general manager to manage this business. However, no assurance can be given that sales of these products by the Company after the dissolution of the Joint Venture will be consistant with those achieved by the Joint Venture.

        Any assets that were purchased by the Joint Venture and any products that were developed by the Joint Venture will be distributed to the members of the Joint Venture as part of the winding up process. Assets owned by the Joint Venture are currently included in the Company's financial statements with a net book value of $2,116,918. The Company may not receive ownership of the products developed by the Joint Venture, depending upon the allocation of the Joint Venture assets upon dissolution. Year to date sales of products developed by the Joint Venture amount to approximately $1,250,000.

        If Sparhawk does exercise its option to purchase 40% of the asets of Vet Labs, the Company will continue to consolidate the land, building and equipment on its books because it will be the majority owner of these assets. During the winding up process, the Company would include the results from the operations of the continuing manufacturing business, since the Company would control this business through its 60% ownership of the products and assets owned by Vet Labs prior to the Option exercise.

Critical Accounting Policies

1.    Inventories:

        Inventories of raw materials are stated at the lower of cost and net realizable value, cost being determined on a first-in, first-out basis. Work-in-process and finished goods are valued at the lower of cost and net realizable value, and include the cost of raw materials, direct labour and overhead expenses.

2.    Revenue Recognition:

        All revenue is from sales of manufactured products and is recognized upon shipment to customers. There are no revenue streams from any other source. Product sold in bulk quantities is tested, prior to release for shipment, to ensure that it meets customer specifications, and in many cases, customers receive samples for their own testing. Approval is obtained from the customer prior to shipping. Further purchases by a customer of a bulk product with the same specifications do not require approvals. Returns of bulk product are rare and generally are not accepted. No testing and approval by the customer is required for finished dosage product because of its nature. Returns of finished dosage product are rare and generally not accepted.

3.    Research and Development:

        Research and development costs are expensed as incurred and are stated net of investment tax credits earned.

Risk Factors

        In addition to the risks and uncertainties discussed in the Joint Venture section above, the risks, uncertainties and other factors described below could materially and adversely affect the Company's business, financial condition, operating results and prospects.

The Company's product development efforts may be reduced or discontinued due to difficulties or delays in clinical trials.

        To achieve sustained profitability, the Company must, alone or with corporate partners and collaborators, successfully research, develop and commercialize identified technologies or product candidates. Current developmental product candidates are in various stages of clinical and pre-clinical development and will require significant further funding, research, development, preclinical and/or clinical testing, regulatory approval and commercialization testing, and are subject to the risks of failure inherent in the development of products based on innovative or novel technologies. They are also rigorously regulated by the U.S. federal government, particularly the FDA, and by comparable agencies in state and local jurisdictions and in foreign countries. Specifically, each of the following is possible with respect to any one of the Company's developmental product candidates:

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

        It is possible that, for reasons including, but not limited to those set forth below, the Company may be unable to commercialize or receive royalties from the sale of any given developmental product, even if it is shown to be safe and effective, if:

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

  •
  government regulation imposes limitations on the indicated uses of the product, or later discovery of previously unknown problems with the product results in added restrictions on the product or results in the product being withdrawn from the market; and/or

  •
  the product has undesirable or unintended side effects that prevent or limit its commercial use.

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

        The commercialization of any of the Company's developmental products that receive FDA approval will depend upon the Company's ability to enter into agreements with companies that have sales and marketing capabilities. The Company currently intends to sell its products in the United States and internationally in collaboration with one or more marketing partners. The Company may not be able to enter into any such collaboration to market its developmental products in a timely manner or on commercially reasonable terms, if at all.

Forward-Looking Statements

        This Form 10-Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to statements regarding management's expectations of regulatory approval and the commencement of sales. In addition, statements containing expressions such as "believes", "anticipates", "plans" or "expects" used in this Form 10-Q, the Company's Annual Report, and the Company's periodic reports on Forms 10-K and 10-Q previously filed with the Securities and Exchange Commission are intended to identify forward-looking statements. The Company cautions that various risks and uncertainties and other factors could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, without limitation, changing market conditions, the progress of clinical trials, and the results obtained, the establishment of new corporate alliances, the impact of competitive products and pricing, the timely development, FDA approval and market acceptance of the Company's products, and the other risks discussed above, none of which can be assured.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

POLYDEX PHARMACEUTICALS LIMITED

October 31, 2002
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

        The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
	1/31/03	1/31/04	1/30/05	1/31/06	1/31/07	Thereafter	Total	Fair Value
	(US$ Equivalent)
Liabilities:
Long-term debt:
Fixed rate ($CDN)	105,327	107,732	114,871	98,604	98,436	—	524,970	524,970
Average interest rate	8.65%	8.45%	8.49%	9.00%	9.00%	—	8.72%

POLYDEX PHARMACEUTICALS LIMITED

October 31, 2002
Interest Rate Sensitivity

        The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. All financial instruments are held for other than trading purposes. The Company does not have a material exposure to interest rate risk.

        The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
	1/31/03	1/31/04	1/30/05	1/31/06	1/31/07	Thereafter	Total	Fair Value
	(US$ Equivalent)
Assets:
Notes receivable:
Variable rate ($US)	17,901	12,333	13,073	13,857	14,688	463,757	535,609	535,609
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Liabilities:
Long-term debt:
Fixed rate ($US)	52,655	280,381	—	—	—	—	333,036	333,036
Average interest rate	8.21%	8.11%	—	—	—	—	8.16%
Fixed rate ($CDN)	105,327	107,732	114,871	98,604	98,436	—	524,970	524,970
Average interest rate	8.65%	8.45%	8.49%	9.00%	9.00%	—	8.72%
Variable rate ($US)	(1,917)	(2,032)	(2,154)	(2,283)	(2,420)	692,751	681,945	681,945
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%

Item 4.    Controls and Procedures.

(a)    Evaluation of Controls and Procedures

        Within ninety days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of its disclosure controls and procedures. Based on this evaluation, its Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

(b)    Changes in Controls and Procedures

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

        The Joint Venture between Sparhawk and Vet Labs has been terminated and is in the process of being wound up and dissolved. On November 4, 2002, Sparhawk filed a petition in the District Court of Johnson County, Kansas against Vet Labs, Chemdex and the Company for judicial supervision during the winding up of the Joint Venture, a request for preliminary injunctive relief allowing Sparhawk management access to the manufacturing operations during the winding up, and a declaratory judgment regarding certain interpretations of the Joint Venture Agreement that are in dispute. No monetary damages have been sought by Sparhawk. The Company and Sparhawk have agreed to the appointment of a receiver during the winding up process, and have agreed to continue the Joint Venture operations until the court accepts the receiver's final dissolution recommendation. The Company, Chemdex and Vet Labs have filed counterclaims for breach of contract against Sparhawk, breach of fiduciary duty against Bert Hughes and John Bascom, the principals of Sparhawk, and for declaratory judgment. No evaluation of the prospects of the declaratory judgment count of Sparhawk's lawsuit or any of the Company's counterclaims can be made by the Company at this time.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits
	99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K
None.

SIGNATURES AND CERTIFICATIONS

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    December 16, 2002

POLYDEX PHARMACEUTICALS LIMITED (Registrant)
By	/s/ GEORGE G. USHER George G. Usher, Chairman, President and Chief Executive Officer (Principal Executive Officer)
By	/s/ SHARON L. WARDLAW Sharon L. Wardlaw, Treasurer, Secretary and Chief Financial and Accounting Officer (Principal Financial Officer)

CERTIFICATIONS

I, George G. Usher, certify that:

        (1)  I have reviewed this quarterly report on Form 10-Q of Polydex Pharmaceuticals Limited;

        (2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        (3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

        (4)  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        (5)  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        (6)  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    December 16, 2002

/s/ GEORGE G. USHER Chief Executive Officer Polydex Pharmaceuticals Limited

CERTIFICATIONS

I, Sharon L. Wardlaw, certify that:

        (1)  I have reviewed this quarterly report on Form 10-Q of Polydex Pharmaceuticals Limited;

        (2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        (3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

        (4)  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        (5)  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        (6)  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    December 16, 2002

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
PART I FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements (unaudited).
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
  Item 4. Controls and Procedures.
PART II OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES AND CERTIFICATIONS
CERTIFICATIONS
CERTIFICATIONS
Exhibit Index