Form 10-K
period 2003-01-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2003-05-16
CIK 317158

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

Commission file number:  1-8366

POLYDEX PHARMACEUTICALS LIMITED

(Exact Name of Registrant as Specified in Its Charter)

Commonwealth of the Bahamas	None
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

421 Comstock Road, Toronto, Ontario, Canada	M1L 2H5
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (416) 755-2231

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, $.0167 Par Value	Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  Same

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒     No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes    ☐     No    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

The aggregate market value of the Registrant’s voting common shares held by non-affiliates of the Registrant, computed by reference to the average bid and ask prices of such stock as of May 15, 2003:  $6,107,356.

The number of Common Shares outstanding as of May 15, 2003:  3,027,796.

Documents Incorporated By Reference

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Members to be held on July 16, 2003, are incorporated by reference into Part III.

PART I

ITEM 1.                                                     BUSINESS

This report contains statements of a forward-looking nature relating to future events or future performance.  These statements are only predictions and actual events or results may differ materially.  In evaluating such statements, you should carefully consider the various factors identified in this report which could cause actual results to differ materially from those indicated in any forward-looking statements, including those set forth in “Risk Factors” in this Annual Report on Form 10-K.

Introduction

Polydex Pharmaceuticals Limited (the “Company” or the “Registrant”) was incorporated under the laws of the Commonwealth of the Bahamas on June 14, 1979 as Polydex Chemicals Limited, and changed its name on March 28, 1984.  The address of its statutory office in the Bahamas is c/o Higgs & Johnson, 83 Shirley Street, Nassau, Bahamas:  telephone (242) 322-8571.  The Registrant’s current business is conducted through two of its subsidiaries, Polydex Chemicals (Canada) Limited, a wholly-owned Canadian corporation incorporated in 1969, which itself conducts its business through its wholly-owned subsidiary, Dextran Products Limited, incorporated in Ontario in 1966, and Chemdex, Inc., a 90% owned Kansas corporation formed in 1987.

On November 30, 1992, Chemdex acquired from Continental Grain Company 100% of the issued and outstanding share capital of Veterinary Laboratories Inc., a Kansas corporation, which previously had been wholly-owned by the Registrant.  On December 1, 1992, Vet Labs and Sparhawk Laboratories Inc. entered into a joint venture for the purpose of manufacturing and selling veterinary pharmaceutical products.  Sparhawk is not an affiliated company, but is owned by the management of the Vet Labs - Sparhawk Joint Venture.  The Registrant controls the Vet Labs - Sparhawk Joint Venture through its control of the board of directors.

On May 9, 1995, the Registrant acquired from its then Chairman (now Vice-Chairman), Thomas C. Usher, a 90% interest in Novadex International Inc., a Bahamian corporation.  The Registrant acquired the remaining 10% interest in Novadex International from an unaffiliated third person on July 14, 1997.  The principal asset of Novadex International is a patent, developed by Mr. Usher, for the use of Cellulose Sulphate in a number of applications including the development of a new contraceptive gel.

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

Dextran, a generic name applied to certain synthetic compounds formed by bacterial growth on sucrose, is a polymer or giant molecule.  The name Polydex combines the words “polymer” and “dextran.”

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

B.  Regulation and Usage

Sales presently are being made by the Registrant in the following countries, which have approved the use of Iron Dextran for animals, require no approval, or accept the Canadian registration: Canada, Denmark, France, Hong Kong, Germany, the Netherlands, Finland, Ecuador, Thailand, Italy, Malaysia, the Philippines, Japan, Brazil, Korea, Spain, Israel, New Zealand, Mexico, and Australia.  In the United States, sale for veterinary use requires the approval of the U.S. Food and Drug Administration (the “FDA”).  Chemdex has FDA approval for veterinary use of Iron Dextran in the United States.  For classification purposes, the Registrant treats these sales of the Iron Dextran raw materials as sales of Iron Dextran.

Dextran Sulphate

A.  Description

Dextran Sulphate is a specialty chemical that finds use in research applications of the pharmaceutical industry and other centers of chemical research.

B.  Regulation and Usage

The Dextran Sulphate manufactured by the Registrant is sold in Australia, France, the Netherlands, New Zealand and the United States, where it is used in limited quantities in the manufacture of film, as well as analytical chemical applications.  This usage requires no regulatory approval.

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

Sales, Distribution and Reliance Upon Foreign Countries

Iron Dextran and Dextran Sulphate

The Registrant sells Iron Dextran on an exclusive basis in certain countries and on a non-exclusive basis elsewhere.  Dextran Sulphate is sold on a non-exclusive basis throughout the world.  For the fiscal year ended January 31, 2003, no single customer accounted for 10% or more of total sales.

The Registrant has not changed its mode of distribution of Iron Dextran or Dextran Sulphate during the past sixteen fiscal years.  The Registrant sells its product primarily to independent distributors and wholesalers throughout the world.  Orders are forwarded to the Registrant’s manufacturing facilities in Toronto, Ontario, Canada where they are processed and shipped.  The Canadian Embassies and Consulates in various countries also assist the Registrant by making available information regarding the Registrant and its products.

Veterinary Products

Vet Labs' sales for the fiscal year ended January 31, 2003 were within the United States.  Distribution is achieved through private label buying groups who then distribute to their own distributors, and through full service independent distributors who purchase products under Vet Labs’ house labels.  Private label products accounted for approximately 95% of sales with house label sales contributing approximately 5%.  In addition, Vet Labs also does “contract filling” for other industry companies.  Four customers (all private label buying groups) accounted for 66% of sales at Vet Labs, with individual customer shares ranging from less than 1% to 22%.  Management does not believe that the loss of any one or more of these customers would have a material adverse effect upon Vet Labs’ results of operations.

Working Capital Requirements

There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect upon the Registrant’s working capital.

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

Dextran Sulphate

This material was patented under U.S. patent number 4,855,410 in August, 1989 and has been tested with other drugs for efficacy in controlling the HIV virus.  At this time research has been halted so that the Registrant can focus its resources on projects relating to Cellulose Sulphate.  Once these projects have been completed, the Registrant expects to return its attention to Dextran Sulphate.

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

During fiscal year 2001 U.S. patent number 6,063,773, was granted to the Registrant and Co-inventors entitled “Cellulose Sulphate for use as Antimicrobial and Contraceptive Agent”. Further clinical trials are planned to show its safety and efficacy.

Cystic Fibrosis

Effective April 1, 1994, the Registrant entered into a Research Agreement with an affiliated company and the University of British Columbia.  On April 1, 1996, the UBC Research Agreement was amended and expanded to include a number of Canadian hospitals.  Under the terms of the UBC Research Agreement, the Registrant has agreed to provide equipment and funding in return for continuing research on cystic fibrosis to be carried out in connection with two patents issued in 1996.  U.S. patent number 5,441,938 is held jointly by UBC and the Registrant, whereas U.S. patent number 5,514,665 is held by UBC and licensed to the Registrant.  In conjunction with the UBC Research Agreement, UBC granted the Registrant, through a sub-licensing agreement with an affiliated company, an exclusive worldwide license to manufacture, distribute and sell products derived or developed from the research performed.  During fiscal 2000, the Registrant and UBC licensed the cystic fibrosis product to BCY Lifesciences Inc. (formerly BCY Ventures Inc.), located in Canada.  Under this license agreement, BCY Lifesciences will pay a royalty to both the Registrant and UBC based on sales and sublicensing revenue in return for the exclusive right to sublicense, manufacture, distribute and sell the developed products.

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

The Registrant is dependent upon a single source for a certain raw material used in the production of Dextran Sulphate.  Such supply was adequate in fiscal 2003 and no shortages are anticipated in the near term.  However, any curtailment in availability of such raw material could be accompanied by production or other delays as well as increased raw material costs, with consequent adverse effect on the Registrant’s results of operations.

Veterinary Products

Raw materials are readily available from a variety of suppliers at competitive prices in the market.  The Registrant has no long-term contracts with any of its suppliers.

Backlog and Seasonality

The Registrant’s backlog as at January 31, 2003 was approximately $900,000 whereas backlog as at January 31, 2002 was approximately $1,300,000.  All of these orders are expected to be filled within the current fiscal year.  The Registrant’s veterinary pharmaceutical business may be characterized as seasonal in that many end-users of its products require fewer vitamins and other supplements during the summer months when livestock are put out to pasture.  However, the Registrant does not believe that such seasonality is material to its financial results as a whole.

Competition

The Registrant is the only Canadian manufacturer of Iron Dextran and, as a result of its ownership of Vet Labs, the Registrant is also the only manufacturer of the 10% Bulk Solution in the United States.  There exist several European sources of Iron Dextran.  However, the only other major supplier of Iron Dextran is located in Denmark.   Dextran Sulphate is manufactured by several manufacturers in the U.S. and Europe.  With regard to Iron Dextran and Dextran Sulphate, the Registrant competes on the basis of quality, service and price.

The Registrant currently produces approximately 35 veterinary products including analgesics, anti-diarrheals, topical antiseptics, nutritional supplements, local and general anesthesia agents and euthanizing agents.  Primary market segments include beef and dairy cattle, swine, equine and to a small extent, companion animals (dogs and cats).  With the exception of Iron Dextran and Nitrofurazone ointment, the product offering is generic or non-licensed (non-NADA).  As such, all products are subject to numerous competition.  In addition to competing on the basis of quality, service and price, the Registrant differentiates itself from competitors through its ability to supply multiple product dosage forms (i.e., injectables, boluses, tablets, liquids and powders) and provide customers with technical and regulatory support and assistance from in-house quality control and regulatory departments.

Environmental Compliance

The Registrant believes that it is in substantial compliance with all existing applicable foreign, federal, state and local environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position.

Employees

As of March 31, 2003, the Registrant employed 82 employees, of whom 52 were engaged in production, 18 in quality control, 2 in research and development, 7 in administration and 3 in marketing and sales activities.  Of such employees, 57 were employed by Vet Labs and 25 by Dextran Products.  None of the Registrant’s employees are covered by collective bargaining agreements.  Management considers its relations with employees to be good.

Research and Development

Expenditures and Tax Credits

During the fiscal years ended January 31, 2003, 2002, and 2001, the Registrant expended $193,284, $506,980 and $1,158,729, respectively, on research and development relating primarily to the development of Cellulose Sulphate.  The decreases in fiscal 2003 and 2002 are a result of sustained funding by research and development partners.  During the years ended January 31, 2003, 2002 and 2001, the Registrant recognized investment tax credit benefits of $21,186, $42,375 and $52,246, respectively.

New Products — Cystic Fibrosis

Cystic fibrosis is a genetic disease which causes a cascade of effects, the most severe being a build up of mucus in the lungs.  This mucus is difficult to remove and also permits the colonization of bacteria which then cause secondary infections and often death.  Research relating to cystic fibrosis has shown that a special form of Dextran, Usherdex 4, is effective in preventing the colonization of bacteria in the mouth and in stimulating the macrophages in the lungs to remove the bacteria present and lessen secondary infections.  BCY entered the first patient into the Phase II trial on January 7, 2003.  Enrollment in the trial has continued at numerous sites, with over one-half of the patients planned for the trial, now enrolled.  Eleven of these patients have completed therapy and the subsequent follow-up visit.  As is normal in clinical trials, some patients who have started in the trial have subsequently withdrawn.  However, this number is lower than the number that had been allowed for in the trial design.  As the trial is double blinded, BCY will not know until the conclusion of the trial which patients were on active medication or placebo.  If enrollment continues at the present rate, the trial should be finished mid year 2003.

New Products — Cellulose Sulphate

As discussed above, research is underway in the United States to evaluate the use of this material as a contraceptive gel with antiviral capabilities.  During fiscal year 2000, the Registrant successfully completed a Phase I human clinical trial with support from the Consortium for Industrial Collaboration in Contraceptive Research.  The Registrant’s strategic partner in the Cellulose Sulphate research, the Contraceptive Research and Development Program (CONRAD), with funding from various private and public sector sources, has been successful in obtaining further development collaboration from the Family Health International, the World Health Organization, the Centers for Disease Control and the HIV Prevention Trials Network.

Ushercell is the Registrant’s leading human pharmaceutical compound, a high molecular weight cellulose sulphate envisioned for topical vaginal use primarily in the prevention of transmission of AIDS and other sexually transmitted diseases, as well as unplanned pregnancies. Studies to assess efficacy in contraception and prevention of HIV and other STD’s, are scheduled to begin in late 2003 and will require approximately 2.5 million doses of the developed compound.

The GMP-certified (Good Manufacturing Practices) production firms of Organichem Corporation, a world leader in contract manufacturing for bulk active pharmaceuticals and advanced intermediates, and Patheon, Inc., another leading global provider of outsourced drug development and manufacturing services, will produce the individual dosage units for these clinical trials.

Ushercell continues to show positive results in ongoing Phase I/II safety, tolerance and acceptability studies in various domestic and international clinical sites.  In a recent Development Plan provided to the Registrant by CONRAD, five additional phase I/II clinical trials are reported as being underway in Uganda, Nigeria, India, Cameroon and the United States.  The final analysis is currently underway from a further completed trial conducted in the United States, and additional Phase I/II trials are being planned for sites in Belgium and the United States.

Highlights of certain clinical studies included in CONRAD’s Development Plan are as follows:

•                  A clinical study of 48 sexually active women conducted in collaboration with FHI in Cameroon, has been completed.  The final report is expected in May 2003.

•                  Studies underway in collaboration with the WHO have been completed in Uganda and are ongoing in Nigeria and India.  The clinical aspects and final analysis of these studies, which enrolled 180 healthy women, are expected by the end of 2003.

•                  Recruitment has begun for a clinical study on the use of Ushercell by HIV-infected women being carried out in collaboration with HPTN to establish the safety and tolerance of the product among HIV-infected women prior to entering into clinical trials designed to assess HIV prevention.  This study will involve 96 women and up to 48 male partners in four sites in the United States and it is expected to be complete by the end of 2003.

•                  A tolerance study of 42 HIV-infected men which could begin by the end of 2003 is being planned in collaboration with the Institute of Tropical Medicine in Belgium.

•                  A further study which could also begin by the end of 2003 is planned in collaboration with the University of California to be conducted with 180 sexually active women in Zimbabwe to assess the safety and acceptability of Ushercell in use with a diaphragm.

•                  Late stage human clinical trials are also planned to begin in 2003.  A contraceptive efficacy study involving 600 women will be conducted in various sites in the United States.  The protocol for this clinical trial is currently under review by the FDA.

•                  A further large-scale Phase III clinical trial is planned to assess the effect of Ushercell on vaginal HIV acquisition.  This study design enrolls more than 2,000 sexually active women at high risk of HIV.  High-risk patients are defined as having more than 3 sexual partners per month, or cohabitating and having sex with an HIV seropositive partner.  The protocol remains under development, but the projected start timeline is fall of 2003.

Should continued positive results be generated from this work, the Registrant has been advised that the funding from CICCR will continue through final Phase II trials.  The Registrant has already solidified its material supply capabilities with third-party manufacturers in the United States in connection with planned future clinical trials.  The Registrant maintains an exclusive worldwide license for this product.

New Products—Activated Collagen and Elastin

Collodex, a modified collagen, has been formulated as a principal ingredient of a cosmetic skin cream.  During fiscal 2003, the Registrant continued to work with several marketing companies for the promotion of this product.  To date, efforts by these companies have met with limited success.  At the present time, minor sales are being made to cosmetic manufacturers in the Pacific Rim with the potential for increased sales in the future.

Elastin, a material with similar applications, has been developed by the Registrant.  It has not been commercialized, however, and no sales are expected to occur in the current fiscal year.

Segmented Information

The information regarding the geographic distribution of revenue, operating results and assets set forth in Note 15 to the Registrant’s Consolidated Financial Statements included in the Registrant’s Annual Report to Shareholders for the fiscal year ended January 31, 2003 is incorporated herein by reference.

ITEM 2.                                                     PROPERTIES

The Registrant’s wholly-owned subsidiary, Polydex Chemicals (Canada) Limited, maintains its executive and sales offices and its manufacturing plant of approximately 30,000 square feet in Toronto, Ontario, Canada.

The Registrant operates a fermentation plant in Toronto, Ontario, Canada, having the capacity to produce both 10% and 20% Iron Dextran at the rate of up to 11,000 liters a week (there are 1.057 quarts in one liter).  Present production is approximately 8,000 liters a week.  Complexing of the Iron Dextran takes place in Toronto, Ontario, Canada.

Dextran Sulphate presently is manufactured at the Registrant’s plant in Toronto, Ontario, Canada where reactors and spray drying equipment are available.  The Registrant presently manufactures approximately 250 kilos of Dextran Sulphate per quarter (there are 2.2 pounds in one kilo), and has the capacity to manufacture 500 kilos per month simultaneously with the 11,000 liters per week of Iron Dextran.

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

Each of the properties described above is owned by the Registrant.  Management believes that the Registrant’s facilities are adequate for its present requirements.  These facilities have additional capacity for expansion of production of existing and new products.  The Registrant considers its current equipment to be in good condition and suitable for the operations involved.

ITEM 3.                                                     LEGAL PROCEEDINGS

The Vet Labs — Sparhawk Joint Venture has been terminated as of December 1, 2002 and is in the process of being wound up and dissolved.  On November 4, 2002, Sparhawk filed a petition in the District Court of Johnson County, Kansas against Vet Labs, Chemdex and the Registrant for judicial supervision during the winding up of the Joint Venture, a request for preliminary injunctive relief allowing Sparhawk management access to the manufacturing operations during the winding up, and a declaratory judgment regarding certain interpretations of the Joint Venture Agreement that are in dispute.  No monetary damages have been sought by Sparhawk.  A receiver has been appointed by the court to supervise the operations of the Joint Venture during the winding up process.  The Registrant and Sparhawk have agreed to continue the Joint Venture operations until the court accepts the receiver’s final dissolution recommendation.  The Registrant, Chemdex and Vet Labs have filed counterclaims for breach of contract against Sparhawk, breach of fiduciary duty against Bert Hughes and John Bascom, the principals of Sparhawk, and for declaratory judgment.  No evaluation of the prospects of the declaratory judgment count of Sparhawk’s lawsuit or any of the Registrant’s counterclaims can be made by the Registrant at this time.  The Registrant and Sparhawk are actively attempting to settle this dispute.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the Registrant’s fourth quarter ended January 31, 2003.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s shares are listed for trading on the Nasdaq SmallCap Market System under the symbol POLXF, and on the Boston Stock Exchange under the symbol PXL.

The reported high and low bid prices of the common shares on the Nasdaq SmallCap Market System for the past two calendar years were as follows (similar prices were quoted on the Boston Stock Exchange):

Stock Price (Low and High Bid) Quarter Ended	2003	2002	2001
March 31	$2.430-2.510	$2.950-3.050	$3.063-3.125
June 30		$2.100-2.260	2.860-2.860
September 30		$1.640-1.700	1.950-2.050
December 31		$2.000-2.080	2.050-2.340

The quotations set out above represent the prices for the specific dates between dealers and do not include retail mark-up, mark-down or commission.  They do not represent actual transactions.  These quotations have been supplied by the National Association of Securities Dealers, Inc.

As of May 15, 2003 there were approximately 714 holders of record of the Company’s Common Shares

The Company has paid no dividends in the past and does not consider likely the payment of any dividends in the foreseeable future.

There are no governmental laws, decrees or regulations in the Commonwealth of the Bahamas applicable to the Company that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends or other payments to nonresident holders of the Company’s Common Shares.  Furthermore, U.S. holders of the Company’s Common Shares are not subject to taxes under Bahamian law.

ITEM 6.                                                     SELECTED FINANCIAL DATA

Polydex Pharmaceuticals Limited
Financial Highlights
January 31, 2003

	2003	2002	2001	2000	1999
Sales from continuing operations	12,786,343	12,167,530	13,646,158	13,096,449	11,721,020
Net income (loss) from continuing operations	(673,741)	(206,880)	131,284	969,843	572,393
Net income (loss) per common share	(0.22)	(0.07)	0.04	0.32	0.19
Total Assets	9,712,574	10,080,880	11,217,326	11,814,833	10,456,264
Long-term borrowings	1,188,603	1,724,159	2,031,660	2,385,541	1,158,187

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s fiscal year ends on January 31st therefore fiscal year 2003 refers to the Company’s year ended January 31, 2003.  The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles.  All amounts are in United States dollars, unless otherwise denoted.  The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

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

Sales of the Company increased 5% or $618,813 to $12,786,343 in fiscal 2003 from $12,167,530 in fiscal 2002.  There were sales increases at both operating subsidiaries in fiscal 2003.  Sales of the Company decreased 11% or $1,478,628 to $12,167,530 in fiscal 2002 from $13,646,158 in fiscal 2001.  The decline in sales in 2002 was primarily attributable to a decline in volume at Chemdex.

Sales at Dextran Products increased by 8% or $328,724 to $4,575,359 in fiscal 2003 from $4,246,635 in fiscal 2002, and accounted for 36% of the Company’s sales in fiscal 2003.  Dextran Products sales accounted for 35% of the Company’s sales in fiscal 2002.   Demand for Dextran and related products increased from the prior year and management expects such demand to continue.  Sales levels are expected to increase slightly next year due to continuing demand.

Sales at Chemdex increased by 4% or $290,089 to $8,210,984 in fiscal 2003 from $7,920,895 in fiscal 2002, and accounted for 64% of the Company’s sales in fiscal 2003.  The introduction, in the fourth quarter of fiscal 2003, of a new product manufactured under contract accounted for $225,110 of this sales increase.  Chemdex sales accounted for 65% of the Company’s sales in fiscal 2002.

Chemdex products are broken down into 4 product lines.  Injectables is the largest product line accounting for 53% and 55% of Chemdex sales for fiscal 2003 and fiscal 2002, respectively.  Sales of injectable products increased by 2% or $89,360 to $4,480,327 in fiscal 2003 from $4,390,967 in fiscal 2002.  Overall market demand was weak in the food producing animal sector during fiscal 2002.  This weakness in demand along with unit sales price reductions caused by competitive pricing resulted in decreased sales levels during fiscal 2002.  This market weakness continued into fiscal 2003, as expected, with modest improvements in the third and fourth quarters.  These market conditions decreased both sales and gross margins in fiscal 2002.  Modest improvements in margins at Chemdex were achieved in fiscal 2003 over fiscal 2002.

The Company’s gross profit increased 19% or $520,963 to $3,257,384 in fiscal 2003 from $2,736,421 in fiscal 2002. As a percentage of sales, the Company’s gross profit increased to 25% from 22% in fiscal 2002.  Dextran Products’ gross profit, excluding profit on intercompany sales, was $1,889,001 in fiscal 2003 as compared to $1,593,497 in fiscal 2002.  As a percentage of Dextran Products’ sales, Dextran Products’ gross profit increased to 41% in fiscal 2003 from 38% in fiscal 2002. The increase in gross profit in fiscal 2003 is a result of increased sales levels, particularly of higher margin products.  The majority of Dextran Products’ costs are incurred in Canadian dollars, while the majority of its sales are in U.S. dollars. Therefore if the Canadian dollar decreases in relation to the U.S. dollar, margins increase.  Exchange rate fluctuations had no significant impact on margins at Dextran Products this year.

Chemdex’ gross profit increased 22% or $230,097 to $1,281,409 in fiscal 2003 from $1,051,312 in fiscal 2002. As a percentage of Chemdex sales, Chemdex’ gross profit increased to 16% in fiscal 2003 from 13% in fiscal 2002.  This increase in gross profit and margin at Chemdex was primarily attributable to increased sales levels.  Higher sales levels resulted in lower average fixed costs.

Other revenue of $182,400 in fiscal 2001 resulted from a payment from a collaborator on a research and development project.  There were no similar payments received in fiscal 2002 or fiscal 2003.

Selling, promotion, general and administrative expenses increased by 8% to $1,799,292 in fiscal 2003 from $1,670,338 in fiscal 2002.  This increase is a result of senior management bonus accruals of $75,000 in fiscal 2003.  In fiscal 2002, there were no senior management bonuses paid.  In addition, there are increased management salaries and recruiting costs at Chemdex due to the hiring of a new general manager in the fourth quarter of fiscal 2003 to oversee the management of the Vet Labs – Sparhawk Joint Venture operations on behalf of the Company.  Selling, promotion, general and administrative expenses decreased by 6% in fiscal 2002 from $1,776,925 in fiscal 2001.  This decrease was a result of senior management foregoing bonuses in fiscal 2002.  Senior management bonuses totaled $135,000 in fiscal 2001.  As a percentage of sales, selling, promotion, general, and administrative expenses remained constant at 14% in both fiscal 2002 and fiscal 2003.

In fiscal 2003, the Company spent $193,284 on research and development expenditures as compared to $506,980 in fiscal 2002 and $1,158,729 in fiscal 2001.  This decrease of $313,696 or 62% from fiscal 2002 to fiscal 2003 is a result of sustained funding by research and development partners.  The current stage of the cellulose sulphate project is such that a lesser portion of development is being performed in-house and there is significant funding from research and development partners for the current phase of the project.  There has been a reduction in research and development costs at Chemdex in fiscal 2003 while the Company awaits FDA approval on the several new products that have been submitted.  The decrease of $651,749 or 56% from fiscal 2001 to fiscal 2002 was a result of sustained funding by research and development partners.  Although funding from all sources for the Company’s research and development projects is expected to continue in fiscal 2004, the Company expects its portion of these costs to return to the levels of fiscal 2002.

Investment tax credits are claimed by Dextran Products to offset the cost of research and development.  The total investment tax credit benefit recognized in fiscal 2003 was $21,186 as compared to $42,375 in fiscal 2002 and $52,246 in fiscal 2001.  As a result, the Company recorded research and development expense, net of investment tax credits, of $172,098, $464,605 and $1,106,483 in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

Depreciation and amortization increased by 4% or $23,198 to $572,129 in fiscal 2003 from $548,931 in fiscal 2002.  This increase is primarily attributable to new production equipment purchased in the fourth quarter of fiscal 2002 at Dextran Products.

Interest expense decreased by 27% or $55,524 to $150,527 in fiscal 2003 from $206,051 in fiscal 2002.  This decrease is primarily attributable to a decrease in imputed interest on long-term payables of $22,585 to $33,177 in fiscal 2003 from $55,762 in fiscal 2002.  The decrease in imputed interest is due to the repayment of this non-interest bearing debt.

The Company incurred a foreign exchange loss of $113,602 in fiscal 2003 at Dextran Products due to the Canadian dollar increasing in value relative to the United States dollar.  Dextran Products has a net exposure to the United States dollar because the majority of its accounts receivable balance is denominated in United States dollars.  In fiscal 2002, there was a foreign exchange gain at Dextran Products of $77,809 because the Canadian dollar declined in value relative to the United States dollar.

Other expenses amounted to $372,111 in fiscal 2003 as compared to other income of $37,797 in fiscal 2002.  In fiscal 2003, other expenses relate primarily to legal costs associated with the judicial supervision during the winding up of the Vet Labs – Sparhawk Joint Venture.  In fiscal 2003, legal and receiver fees in connection with this process totaled $238,197.  In addition, the Company has provided an allowance for the entire receivable balance of $132,614 due from Sparhawk due to the uncertainty related to this situation.  In fiscal 2002, Chemdex received a final settlement payment of $48,643 from a class action lawsuit against various vitamin suppliers, resulting in the other income realized in that period.  In fiscal 2002, Dextran Products incurred a loss of $27,269 on disposal of production equipment that was netted against other income.

Income before income taxes for the Company in fiscal 2003 totaled $77,265 as compared to loss before income taxes of $37,898 in fiscal 2002.  Income before income taxes at Dextran Products in fiscal 2003 was $872,291, an increase of $201,739 or 30% from $670,552 in fiscal 2002.  This increase in income before income taxes is a result of the increase in sales and profit margins, as described above.

Chemdex experienced a loss before income taxes of $247,682 in fiscal 2003, as compared to income before income taxes of $20,745 in fiscal 2002.  This decrease in income before income taxes is a result of the significant increase in other expenses, as discussed above.

The provision for income taxes in fiscal 2003 was $751,366 as compared to $168,982 in fiscal 2002.  The provision for income taxes significantly exceeds income before income taxes because of the losses incurred in the Bahamas, for which there is no tax recovery, and because a full valuation allowance has been taken against the deferred tax assets relating to non-operating losses at Chemdex, due to the significant uncertainty of the future of the Vet Labs – Sparhawk Joint Venture as a result of the litigation with Sparhawk.

A tax provision of $430,886 relating to Dextran Products was recorded in fiscal 2003 as compared to $202,650 in fiscal 2002.  The increase in the Canadian tax provision is a result of the increase in profitability and an increase in tax reserves at Dextran Products in fiscal 2003.  The Canadian operations continue to have significant research and development tax pools to offset current taxes payable.

As a result of the foregoing, the Company recorded a net loss of $673,741 in fiscal 2003 as compared to $206,880 in fiscal 2002.

Certain events occurring in fiscal 2003 could have an impact on future results as follows.

The company is conducting part of its research and development activities through collaboration with scientists from the Program for the Topical Prevention of Conception and Disease based at the Rush-Presbyterian-St. Luke’s Medical Center and the University of Illinois in Chicago.  The company continues to be supported by assistance from the Contraceptive Research and Development Program.  At the present time there are four safety studies underway, with further studies planned for future periods.

•                  A Phase I Expanded Safety Study is underway in collaboration with the World Health Organization in Uganda, Nigeria and India.  This study will involve 180 women in two treatment groups and two cohorts. The final report on this study is expected during the fourth quarter of fiscal 2004.

•                  The second study is a Safety Study in HIV-Infected women.  This is being carried out in collaboration with the HIV Prevention Trials Network of NIAID in four sites in the United States.  The study will involve 96 women and 48 male partners.  The study is expected to be completed during the fourth quarter of fiscal 2004.

•                  The third study is an expanded safety study in the United States at three sites.  This study involves 60 healthy women and is expected to be completed by the fourth quarter of fiscal 2004.

•                  The fourth study is a Safety Study in Cameroon being carried out in collaboration with Family Health International (FHI).  The final report is expected in May 2003.

Usherdex licensee BCY LifeSciences has identified Usherdex (now DCF 987) as its lead drug candidate, completed Phase I human clinical trials and commenced Phase II human clinical trials.  The Phase II trial is designed to study the utility of DCF 987 when treating cystic fibrosis.  DCF 987, a low molecular weight dextran, is delivered by inhalation to the lungs of CF patients. The compound appears to have utility in thinning the thick mucus associated with CF, while also preventing the adhesion of bacteria to lung epithelial cells.  It is believed that these two actions can be of significant importance to the CF sufferer.  If DCF 987 is able to help in the thinning of mucus, it should enable CF patients to more readily expel the mucus from the respiratory tract, and preventing or reducing the adhesion of bacteria which may help control infection.  The trial is being conducted at six centers in Canada and involves some of Canada’s leading CF physicians.

The Vet Labs – Sparhawk Joint Venture

In 1992, Vet Labs and Sparhawk entered into the Joint Venture for the manufacture and sale of veterinary pharmaceutical products.  Vet Labs and Sparhawk each own 50% of the Joint Venture.  Sparhawk is not affiliated with the Company and is owned by the management of the

Joint Venture.  The Company controls the Joint Venture through its control of the Board of Directors and therefore consolidates its assets, liabilities, revenue and expenses in these financial statements.

The Joint Venture has been terminated as of December 1, 2002 and is in the process of being wound up and dissolved.  On November 4, 2002, Sparhawk filed a petition in the District Court of Johnson County, Kansas against Vet Labs, Chemdex and the Company for judicial supervision during the winding up of the Joint Venture, a request for preliminary injunctive relief allowing Sparhawk management access to the manufacturing operations during the winding up, and a declaratory judgment regarding certain interpretations of the Joint Venture Agreement that are in dispute.  No monetary damages have been sought by Sparhawk.  A receiver has been appointed by the court to supervise the operations of the Joint Venture during the winding up process.  The Company and Sparhawk have agreed to continue the Joint Venture operations until the court accepts the receiver’s final dissolution recommendation.  The Company, Chemdex and Vet Labs have filed counterclaims for breach of contract against Sparhawk, breach of fiduciary duty against Bert Hughes and John Bascom, the principals of Sparhawk, and for declaratory judgment.  No evaluation of the prospects of the declaratory judgment count of Sparhawk’s lawsuit or any of the Company’s counterclaims can be made by the Company at this time.  The Company and Sparhawk are actively attempting to settle this dispute.

Sparhawk had an option to purchase 40% of the assets held by Vet Labs.  The purchase price would be equal to 40% of the fair market value of the land, building and equipment owned by Vet Labs plus $1,000,000.  The land and building have been appraised at a valuation of $2,450,000 as of November 15, 2002  The equipment has been appraised at a valuation of $230,900 as of January 22, 2003.  Sparhawk notified the Company of its intention to exercise this option in October 2002, but has not yet delivered the purchase price.  Under the terms of the joint venture agreement, the joint venture and the option terminated on December 1, 2002.  The Company believes that this option has now expired because of Sparhawk's failure to deliver its purchase price.  Sparhawk is disputing this position.  The Company cannot at this time estimate the likelihood of Sparhawk consummating the exercise of the option and delivering the purchase price.

Subject to the exercise of the Option, upon winding up of the Joint Venture, all assets used in the Joint Venture operations that were owned by the respective members of the Joint Venture prior to the formation of the Joint Venture will be returned to the respective owner.  There are no assets of Sparhawk included in the consolidated financial statements of the Company.  Sparhawk does own certain generic products currently produced by the Joint Venture, all of which belong to the liquids product line, that will be returned to Sparhawk.  Year to date sales of products owned by Sparhawk amount to approximately $1,065,000 at January 31, 2003.  Several of the products currently produced by the Joint Venture, including iron dextran, are owned by the Company and will be returned to the Company.  Year to date sales of products owned by Vet Labs amount to approximately $5,112,000 at January 31, 2003, although ownership of certain of these products may be disputed by Sparhawk.  If the lawsuit is not settled, and the operations of the Joint Venture are would up under judicial supervision, the Company expects to continue production of the Vet Labs products after the winding up, and has hired a general manager to manage this business.  However, no assurance can be given that sales of these products by the Company after the dissolution of the Joint Venture will be consistant with those achieved by the Joint Venture.

Any assets that were purchased by the Joint Venture and any products that were developed by the Joint Venture will be distributed to the members of the Joint Venture as part of the winding up process.  Assets and liabilities owned by the Joint Venture are currently included in the Company’s financial statements with a book value of $2,247,652 and $1,398,853, respectively.  The Company may not receive ownership of the products developed by the Joint Venture, depending upon the allocation of the Joint Venture assets upon dissolution.  Year to date sales of products developed by the Joint Venture amount to approximately $2,034,000.

It is possible that a negotiated settlement with Sparhawk will be reached that would prevent the winding up of the Joint Venture.  Such a settlement would likely result in one of the parties purchasing the other’s interest in the Joint Venture.  There would be no significant impact on the Company’s results of operations if the Company were to purchase Sparhawk’s interest in the Joint Venture because the Joint Venture operations are currently fully consolidated in the Company’s financial results.

If a negotiated settlement resulted in the Company selling its interest in the Joint Venture to Sparhawk or a third party, there would be a significant decline in operating revenues of the Company, and a decline in income before income taxes of the Company which would potentially be offset by the consideration received by the Company in such a sale.  During fiscal 2003, sales of the Joint Venture amounted to $8,209,947 and income before income taxes totaled $31,520.  The Company does not expect that a sale of its Joint Venture interest would have an adverse effect on the operations of Dextran Products, as sales by Dextran Products to Chemdex and the Joint Venture are not material to the Company’s overall financial results.

Liquidity and Capital Resources

In fiscal 2003 the Company generated cash of $941,559 from its operating activities compared to $443,765 for fiscal 2002.  The decrease in earnings in fiscal 2003 discussed above resulted from non-cash expenses, including depreciation, deferred income taxes and the write-down of a loan to Sparhawk.  The Company maintained $1,520,942 of working capital and a current ratio of 1.6:1 as of January 31, 2003, compared to $1,481,138 of working capital and a current ratio of 1.8:1 as of January 31, 2002.

At January 31, 2003, the Company had accounts receivable of $1,351,515 and $2,265,963 in inventory compared to $1,067,709 and $2,112,854, respectively, at January 31, 2002. The increase in accounts receivable was due to timing of sales at year-end.  Dextran Products had significantly higher sales in January 2003 than January 2002, which increased the year-end receivables balance.  The increase in inventory levels was due to stocking of a new product at Chemdex and additional finished goods to be drop shipped for a customer.

At January 31, 2003, the Company had accounts payable of $1,205,383 compared to $935,419 at January 31, 2002.  The increase in accounts payable was due to timing of supplier payments and the increase in accounts receivable and inventory.

During fiscal 2003, capital expenditures totaled $367,868 as compared to $434,157 in fiscal 2002.  The majority of these capital expenditures were for production equipment at the Dextran Products plant in Toronto in both fiscal 2002 and 2003.

The change in the accumulated other comprehensive income is entirely attributable to the currency translation adjustment of Dextran Products.  Dextran Products’ functional currency is the Canadian dollar.  This currency translation adjustment arises from the translation of Dextran Products’ financial statements to U.S. dollars.

Dextran Products has a CDN$750,000 (US$491,000) line of credit.  Management anticipates using the credit line for the purposes of funding a portion of the costs associated with the refurbishment of the Toronto facility.  The Joint Venture has a $175,000 line of credit to fund operations.

There have been no new advances of long-term debt or capital lease obligations during fiscal 2003.  The significant decrease in long-term debt and capital lease obligation balances is due to continuing repayments by the Company.  The large increase in the current portion of long-term debt at January 31, 2003 is because the term loan at the Joint Venture is due within one year.  The term has not been extended pending resolution of the Joint Venture dispute.  All long-term debt is due in the next two years.  Capital lease obligations are due over the next four years.

The amount due from shareholder decreased from $1,098,142 at January 31, 2002 to $981,153 at January 31, 2003, due to monthly repayments from the shareholder.  The amount due a different shareholder increased to $682,225 at January 31, 2003 from $681,963 at January 31, 2002, due to interest charges exceeding the monthly payments made by the Company.

No changes in accounting principles or their application have been implemented in the reporting period that would have a material effect on reported income.  Changes in the relative values of the Canadian dollar and the U.S. dollar occur from time to time and may, in certain instances, materially affect the Company’s results of operations.  The Company does not believe that the impact of inflation and changing prices on its operations are material.

Management expects the primary source of its future capital needs to be a combination of company earnings and borrowings.  The Company, at present, does not have any material commitments for capital expenditures, although management intends to continue the plant refurbishment process at Dextran Products in Toronto.

The Company believes that based upon the current levels of revenues and spending, and taking into account the Joint Venture litigation, its existing working capital resources will be sufficient to support continuing operations for at least the next 12 months.

Management Objectives

Management’s primary objectives for the coming year are to increase sales and profitability, to further clinical trials on Ushercell and to resolve the dispute with its Joint Venture partner at Chemdex.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, applied on a consistent basis.  The critical accounting policies include the use of estimates and allowances and their impact on accounts receivable, the useful lives of assets and the realizability of deferred tax assets.

Management is required to make estimates and assumptions, in preparing the consolidated financial statements, that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods.  The actual results could differ from these estimates.  Significant estimates made by management include the calculation of reserves for uncollectible accounts, inventory allowances, useful lives of long-lived assets and the realizability of deferred tax assets.

Revenue is recognized when product is shipped to the customer provided the Company has not retained any significant risks of ownership or future obligations with respect to the product shipped.  Since returns are rare and generally not accepted, management has not made provision for returns.  In addition, product sold in bulk quantities is tested, prior to release for shipment, to ensure that it meets customer specifications, and in many cases, customers receive samples for their own testing.  Approval is obtained from the customer prior to shipping.  A significant change in these estimates could have a material impact on the results of operations.

Accounts receivable are stated net of allowances for doubtful accounts.  Allowances for doubtful accounts are determined by each reporting unit on a specific item basis.  Management reviews the credit worthiness of individual customers and past payment history to determine the allowance for doubtful accounts.  Since the majority of sales at Dextran Products are export, Dextran Products maintains credit insurance through a crown corporation for the majority of its customers receivables.

Long-lived assets are stated at cost, less accumulated depreciation or amortization computed using the straight-line method based on their estimated useful lives ranging from three to fifteen years.  Useful life is the period over which the asset is expected to contribute to the Company’s future cash flows.  A significant change in these estimates could have a material impact on the results of operations.

Management has recorded a valuation allowance on deferred tax assets primarily related to operating loss carryforwards of the U.S. operations based on the uncertainty involved with the Joint Venture.  A change in the outlook for future taxable income in the U.S. operations could result in the recognition of some portion or all of these loss carryforwards, which could result in a material increase in the results of operations through the recovery of deferred tax assets.

Risk Factors

In addition to the risks and uncertainties discussed in the Joint Venture section above, the risks, uncertainties and other factors described below could materially and adversely affect the Company’s business, financial condition, operating results and prospects.

The Company’s product development efforts may be reduced or discontinued due to difficulties or delays in clinical trials.

To achieve sustained profitability, the Company must, alone or with corporate partners and collaborators, successfully research, develop and commercialize identified technologies or product candidates.  Current developmental product candidates are in various stages of clinical and pre-clinical development and will require significant further funding, research, development, preclinical and/or clinical testing, regulatory approval and commercialization testing, and are subject to the risks of failure inherent in the development of products based on innovative or novel technologies.  They are also rigorously regulated by the U.S. federal government, particularly the FDA, and by comparable agencies in state and local jurisdictions and in foreign countries.  Specifically, each of the following is possible with respect to any one of the Company’s developmental product candidates:

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

•                  that government regulations will delay or prevent the product’s marketing for a considerable period of time and impose costly procedures upon the Company’s activities;

•                  that the FDA or other regulatory agencies will not approve the product or the process by which the product is manufactured, or will not do so on a timely basis; and/or

•                  that the FDA’s policies may change and additional government regulations and policies may be instituted, which could prevent or delay regulatory approval of the product.

If any of the risks set forth above occurs, the Company may not be able to successfully develop its identified developmental product candidates.

The Company’s developmental product commercialization efforts may not be successful.

It is possible that, for reasons including, but not limited to those set forth below, the Company may be unable to commercialize or receive royalties from the sale of any given developmental product, even if it is show it is uneconomical or if the market for the product does not develop or diminishes;

•                  the Company is not able to enter into arrangements or collaborations to commercialize and/or market the product;

•                  the product is not eligible for third-party reimbursement from government or private insurers;

•                  n to be effective, if:

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

The Company’s strategy for development and commercialization of its products is to rely on licensing agreements with third party partners.  As a result, the ability of the Company to commercialize future products is dependent upon the success of third parties in performing clinical trials, obtaining regulatory approvals, manufacturing and successfully marketing its products.  There can be no assurance that such third party collaborations will be successful.  If any of the Company’s current research and development partnerships are discontinued, it may not be able to find others to develop and commercialize its current product candidates.

The Company does not currently have agreements with third parties to market many of its developmental products.

The commercialization of any of the Company’s developmental products that receive FDA approval will depend upon the Company’s ability to enter into agreements with companies that have sales and marketing capabilities.  The Company currently intends to sell its products in the United States and internationally in collaboration with one or more marketing partners.  The Company may not be able to enter into any such collaboration to market its developmental products in a timely manner or on commercially reasonable terms, if at all.

Forward-looking Statements

This Annual Report, including the Management’s Discussion and Analysis, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to statements regarding management’s expectations of regulatory approval and the commencement of sales.  In addition, statements containing expressions such as “believes”, “anticipates” or “expects” used in this Annual Report and the Company’s periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements.  The Company cautions that these and similar statements in this Annual Report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market conditions, the progress of clinical trials, and the results obtained, the establishment of new corporate alliances, the impact of competitive products and pricing, and the timely development, FDA approval and market acceptance of the Company’s products, none of which can be assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

ITEM 7A.                                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Sensitivity

The Company’s operations consist of manufacturing activities in the United States and Canada.  The Company’s products are sold in the United States, Canada, Europe and the Pacific Rim.  Sales are primarily made in U.S. dollars, except for a relatively small portion of the sales in Canada.  The Company’s operating results are exposed to changes in exchange rates between the U.S. and the Canadian dollar, but only to the extent of operating expenses in Canada.  When the Canadian dollar rises in relation to the U.S. dollar, the gross margin will decrease.  Management monitors the margin in Canada to ensure that an acceptable margin level is maintained.  Management has the ability, to some extent, to adjust sales prices to maintain an acceptable margin level.

The following table presents information about the Company’s financial instruments that are sensitive to changes in foreign currency exchange rates.  All financial instruments are held for other than trading purposes.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date							Fair Value
	1/31/04	1/31/05	1/30/06	1/31/07	1/31/08	Thereafter	Total
	(US$ Equivalent)
Liabilities:
Long-term debt:
Fixed rate ($CDN)	110,388	117,703	101,035	100,863	—	—	429,990	429,990
Average interestrate	8.45%	8.49%	9.00%	9.00%	—	—	8.73%

Interest Rate Sensitivity

The Company has no significant interest earning assets and the majority of its debt is at fixed rates.  The variable rate debt represents the shareholder loan payable, which is approximately offset with the shareholder loan receivable.  Both of these financial instruments carry the same interest rate.  As such, the Company has no significant risk exposure to changes in interest rates.

The following table presents information about the Company’s financial instruments that are sensitive to changes in interest rates.  All financial instruments are held for other than trading purposes.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date							Fair Value
	1/31/04	1/31/05	1/30/06	1/31/07	1/31/08	Thereafter	Total
	(US$ Equivalent)
Assets:
Notes receivable:
(Variable rate ($US)	47,899	50,773	53,819	57,049	60,471	247,178	517,190	517,190
Average interestrate	6.00%	6.00%	6.00%	6.00%	6.00%	6.0%	6.00%

Liabilities:
Long-term debt:
Fixed rate ($US)	280,365	—	—	—	—	—	280,365	280,365
Average interestrate	8.11%	—	—	—	—	—	8.11%
Fixed rate ($CDN)	110,388	117,703	101,035	100,863	—	—	429,990	429,990
Average interest rate	8.45%	8.49%	9.00%	9.00%	—	—	8.73%
Variable rate ($US)	(1,932)	952	1,009	1,069	1,133	679,976	682,207	682,207
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Polydex Pharmaceuticals Limited
Quarterly Financial Highlights
January 31, 2003

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
	2003	2002	2003	2002	2003	2002	2003	2002

Sales from continuing operations	3,358,668	3,095,468	3,455,665	3,126,682	2,647,400	2,884,189	3,324,610	3,061,191
Gross Profit	828,075	629,048	758,867	809,441	701,247	617,867	969,195	680,065
Net income (loss) from continuing operations	(771,391)	7,470	(11,512)	49	(35,840)	(149,544)	145,002	(64,855)
Net income (loss) per common share	(0.26)	—	—	—	(0.01)	(0.05)	0.05	(0.02)

MANAGEMENT’S REPORT

The accompanying consolidated financial statements are the responsibility of management and have been prepared by management in conformity with United States generally accepted accounting principles and have been approved by the Board of Directors.  In preparing these consolidated financial statements, management selects appropriate accounting policies and uses its judgement and best estimates to report events and transactions as they occur.  Management has determined such amounts on a reasonable basis in order to ensure that the consolidated financial statements are presented fairly, in all material respects.  Financial data included throughout the Annual Report is prepared on a basis consistent with that of the consolidated financial statements.

In fulfilling its responsibilities, management has developed a system of internal accounting controls designed to provide reasonable assurance, at a reasonable cost, that assets are safeguarded from loss and unauthorized use and that financial records are reliable for the purpose of preparing the consolidated financial statements.  This system is supported by written policies and procedures for key business activities; the hiring of qualified, competent staff; and by a continuous planning and monitoring system.

Ernst & Young LLP, the independent auditors appointed by the shareholders of the Company, have audited the consolidated financial statements in accordance with United States generally accepted auditing standards and they provide an objective independent review of the fairness of reported operating results and financial position.

The Board of Directors is responsible for ensuring that management fulfills its responsibility for financial reporting and is ultimately responsible for reviewing and approving the consolidated financial statements.  The Board carries out the responsibility principally through its Audit Committee.  The members of the Audit Committee are outside directors.  The Audit Committee meets with financial management and the independent auditors to review accounting, auditing, internal accounting controls and financial reporting matters.  Ernst & Young LLP has full and free access to the Audit Committee.

/s/ George G. Usher	/s/ Sharon Wardlaw
George G. Usher	Sharon Wardlaw
Chairman and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

Polydex Pharmaceuticals Limited

We have audited the accompanying consolidated balance sheets of Polydex Pharmaceuticals Limited as of January 31, 2003 and 2002 and the related consolidated statements of shareholders’ equity, operations and cash flows for each of the years in the three-year period ended January 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polydex Pharmaceuticals Limited as of January 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2003 in conformity with United States generally accepted accounting principles.

Toronto, Canada,	/s/ Ernest & Young LLP
March 20, 2003.	Chartered Accountants

Polydex Pharmaceuticals Limited

CONSOLIDATED BALANCE SHEETS

[Expressed in United States dollars]

As at January 31

	2003	2002
	$	$

ASSETS [notes 7 and 8]
Current
Cash	280,748	123,418
Trade accounts receivable [note 17]	1,351,515	1,067,709
Inventories [note 3]	2,265,963	2,112,854
Prepaid expenses and other current assets	72,410	48,461
Total current assets	3,970,636	3,352,442
Property, plant and equipment, net [note 4]	4,665,809	4,726,458
Patents, net [note 5]	87,062	109,245
Due from Sparhawk Laboratories, Inc. [note 11[a][ii]]	—	132,614
Due from shareholder [note 6]	981,153	1,098,142
Deferred tax assets [note 13]	—	630,406
Other assets	7,914	31,573
	9,712,574	10,080,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Bank indebtedness [note 7]	—	179,286
Accounts payable	1,205,383	935,419
Accrued liabilities	423,059	314,236
Due to Sparhawk Laboratories, Inc. [note 11]	101,453	101,453
Customer deposits	137,343	4,936
Income taxes payable	33,010	23,020
Current portion of long-term debt [note 8]	439,059	215,504
Current portion of capital lease obligations [note 8]	110,387	97,450
Total current liabilities	2,449,694	1,871,304
Long-term debt [note 8]	186,776	629,300
Capital lease obligations [note 8]	319,602	412,896
Due to shareholder [note 6]	682,225	681,963
Deferred tax liabilities [note 13]	49,750	—
Total liabilities	3,688,047	3,595,463

Shareholders’ equity
Capital stock [notes 10 and 11[b]]
Authorized
100,000 Class A preferred shares of $0.10 each
899,400 Class B preferred shares of $0.0167 each
10,000,000 common shares of $0.0167 each
Issued and outstanding
899,400 Class B preferred shares	15,010	15,010
3,027,777 common shares [2002 - 3,027,477]	50,434	50,434
Contributed surplus	23,224,128	23,224,128
Deficit	(16,278,269)	(15,604,528)
Accumulated other comprehensive loss	(986,776)	(1,199,627)
Total shareholders’ equity	6,024,527	6,485,417
	9,712,574	10,080,880

See accompanying notes

Polydex Pharmaceuticals Limited

CONSOLIDATED STATEMENTS OF

SHAREHOLDERS’ EQUITY

[Expressed in United States dollars]

Years ended January 31, 2003, 2002 and 2001

	Preferred shares	Common shares	Contributed surplus	Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity	Comprehensive income (loss) for the year
	$	$	$	$	$	$	$

Balance, January 31, 2000	15,010	50,203	23,121,345	(15,528,932)	(692,992)	6,964,634	1,060,393

Exercise of common share options	—	147	29,740	—	—	29,887	—

Common shares issued in exchange for research and development	—	84	20,516	—	—	20,600	—

Common share options issued in exchange for research and development and other services provided	—	—	49,503	—	—	49,503	—
Comprehensive income (loss)
Net income for the year	—	—	—	131,284	—	131,284	131,284
Currency translation adjustment	—	—	—	—	(202,273)	(202,273)	(202,273)
Balance, January 31, 2001	15,010	50,434	23,221,104	(15,397,648)	(895,265)	6,993,635	(70,989)

Common share options issued in exchange for research and development and other services provided	—	—	3,024	—	—	3,024	—
Comprehensive income (loss)
Net loss for the year	—	—	—	(206,880)	—	(206,880)	(206,880)
Currency translation adjustment	—	—	—	—	(304,362)	(304,362)	(304,362)
Balance, January 31, 2002	15,010	50,434	23,224,128	(15,604,528)	(1,199,627)	6,485,417	(511,242)

Comprehensive income (loss)
Net loss for the year	—	—	—	(673,741)	—	(673,741)	(673,741)
Currency translation adjustment	—	—	—	—	212,851	212,851	212,851
Balance, January 31, 2003	15,010	50,434	23,224,128	(16,278,269)	(986,776)	6,024,527	(460,890)

See accompanying notes

Polydex Pharmaceuticals Limited

CONSOLIDATED STATEMENTS OF OPERATIONS

[Expressed in United States dollars]

Years ended January 31

	2003	2002	2001
	$	$	$

Sales	12,786,343	12,167,530	13,646,158
Cost of goods sold	9,528,959	9,431,109	9,998,862
Gross profit	3,257,384	2,736,421	3,647,296

Other revenue [note 12]	—	—	182,400

Expenses
General and administrative	1,659,011	1,527,316	1,596,830
Depreciation	549,946	526,748	579,518
Research and development, net [note 12]	172,098	464,605	1,106,483
Interest [note 6]	150,527	206,051	286,779
Selling and promotion	140,281	143,022	180,095
Amortization	22,183	22,183	22,183
Foreign exchange loss (gain)	113,602	(77,809)	(88,564)
	2,807,648	2,812,116	3,683,324
Income (loss) before the following	449,736	(75,695)	146,372
Other income (expense) [notes 9 and 11]	(372,111)	37,797	128,515
Income (loss) before income taxes	77,625	(37,898)	274,887
Provision for income taxes [note 13]	751,366	168,982	143,603
Net income (loss) for the year	(673,741)	(206,880)	131,284

Per share information
Earnings (loss) per common share
Basic	$(0.22)	$(0.07)	$0.04
Diluted	$(0.22)	$(0.07)	$0.04

See accompanying notes

Polydex Pharmaceuticals Limited

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Expressed in United States dollars]

Years ended January 31

	2003	2002	2001
	$	$	$

OPERATING ACTIVITIES
Net income (loss) for the year	(673,741)	(206,880)	131,284
Add (deduct) items not affecting cash
Depreciation and amortization	572,129	548,931	601,701
Imputed interest on long-term debt	33,177	55,762	107,025
Deferred income taxes	684,474	125,947	73,734
Loss on disposal of equipment	—	27,269	—
License fee and interest income charged to due from shareholder	68,276	46,389	117,487
Provision for due from Sparhawk Laboratories, Inc. [note 11]	132,614	—	—
Accrued interest income charged to due from Sparhawk Laboratories, Inc.	—	—	(14,650)
Common shares issued in exchange for research and development [note 10]	—	—	20,600
Options issued in exchange for research and development and other services [note 10]	—	3,024	49,503
Net change in non-cash working capital balances related to operations [note 14]	124,630	(156,677)	(248,730)
Cash provided by operating activities	941,559	443,765	837,954

INVESTING ACTIVITIES
Additions to property, plant and equipment and patents	(367,868)	(434,157)	(595,293)
Repayment from (advance to) Sparhawk Laboratories, Inc.	—	5,633	(52,160)
Decrease in due from shareholder	48,713	106,669	27,928
Proceeds from sale of equipment	—	110,000	—
Cash used in investing activities	(319,155)	(211,855)	(619,525)

FINANCING ACTIVITIES
Proceeds from long-term debt	—	—	58,354
Repayment of long-term debt	(252,256)	(442,077)	(548,761)
Repayment of capital lease obligations	(73,599)	(128,361)	(115,576)
Increase (decrease) in due to shareholder	262	(40,259)	49,456
Increase (decrease) in bank indebtedness	(179,286)	179,286	—
Exercise of common share options	—	—	29,887
Cash used in financing activities	(504,879)	(431,411)	(526,640)
Effect of exchange rate changes on cash	39,805	(80,284)	(88,151)

Net increase (decrease) in cash during the year	157,330	(279,785)	(396,362)
Cash, beginning of year	123,418	403,203	799,565
Cash, end of year	280,748	123,418	403,203

See accompanying notes

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in United States dollars except where otherwise noted]

1. GENERAL

Polydex Pharmaceuticals Limited [the “Company”] is incorporated in the Commonwealth of the Bahamas and its principal business activities, carried on through subsidiaries, include the manufacture and sale of veterinary pharmaceutical products and specialty chemicals.  These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.

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

Revenue recognition

All revenue is from sales of bulk and finished dosage manufactured products and is recognized upon shipment to customers.

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

Foreign currency translation

The functional currency of the Company’s Canadian operations has been determined to be the Canadian dollar.  All asset and liability accounts of these companies have been translated into United States dollars using the current exchange rates at the consolidated balance sheet dates.

Revenue and expense items are translated using the average exchange rates for the year.  The resulting gains and losses have been reported separately as other comprehensive loss within shareholders’ equity.

Stock options

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” [“APB 25”] and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” [“SFAS 123”].  Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Earnings (loss) per common share

Basic earnings (loss) per common share are computed using the weighted average number of shares outstanding of 3,027,777 at January 31, 2003 [2002 - 3,027,477; 2001 - 3,027,049].  Diluted earnings (loss) per common share are computed using the weighted average number of shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock.  Incremental shares of nil, nil and 145,205 in 2003, 2002 and 2001, respectively, were used in the calculation of diluted earnings (loss) per common share.  Options to purchase 431,550, 419,550 and 25,000 common shares in 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings (loss) per common share because their effect was anti-dilutive.

3. INVENTORIES

Inventories consist of the following:

	2003	2002
	$	$

Finished goods	1,678,250	1,479,941
Work-in-process	59,478	58,593
Raw materials	528,235	574,320
	2,265,963	2,112,854

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	2003			2002
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
	$	$	$	$	$	$

Land and buildings	3,346,727	1,054,986	2,291,741	3,265,741	910,808	2,354,933
Machinery and equipment	7,564,097	5,190,029	2,374,068	7,006,467	4,634,942	2,371,525
	10,910,824	6,245,015	4,665,809	10,272,208	5,545,750	4,726,458

Included in machinery and equipment are assets under capital lease with a total cost of $775,703 [2002 - $742,224] and accumulated depreciation of $220,406 [2002 - $137,359].  Depreciation of assets under capital lease is included in depreciation expense.

5. PATENTS

Patents consist of the following:

	2003	2002
	$	$

Cost	395,133	395,133
Less accumulated amortization	308,071	285,888
	87,062	109,245

6. RELATED PARTY TRANSACTIONS

Amounts due from (to) shareholder consist of the following:

	2003	2002
	$	$

Amounts due from shareholder [i]	981,153	1,098,142

Amounts due to shareholder [ii]	(682,225)	(681,963)

[i]                         Amounts due from shareholder are due from an officer and director, who is also a major shareholder of the Company [the “Major Shareholder”], and bear interest at the Canadian banks’ prime lending rate plus 1.5% [2003 - 6%; 2002 - 5.25%], except for an amount of $676,454 [2002 - $744,730] which is non-interest bearing.  These amounts have no fixed terms of repayment.  The Major Shareholder has pledged 328,051 shares of the Company and has pledged future license fee payments from the iron dextran process license agreement [note 12[a]] as collateral for this loan.  During 2003, $66,727 [2002 - $47,346; 2001 - $72,087] of license fee payments were made.  This amount due is net of a provision on accrued interest of $212,491 [2002 - $182,198; 2001 - $131,671].

[ii]                Amounts due to shareholder bear interest at the Canadian banks’ prime lending rate plus 1.5% [2003 - 6%; 2002 - 5.25%].  The Company is required to make monthly payments, inclusive of accrued interest, of $1,000.  Upon the death of either the shareholder or the Major Shareholder, the required monthly payment increases to $5,000.  This loan may not be called.

Interest recorded with respect to amounts due from and due to shareholder are as follows:

	2003	2002	2001
	$	$	$

Interest income	30,293	50,527	75,500

Interest expense	39,263	48,578	61,455

7. BANK INDEBTEDNESS

The Company has a Canadian operating line of credit of Cdn. $750,000 [U.S. $491,000] [2002 - Cdn. $750,000, U.S. $471,000], none of which was utilized at January 31, 2003 and 2002.  The Company also has a U.S. operating line of credit of $175,000 [2002 - $175,000].  At January 31, 2003, this line was not utilized [2002 - $175,000].  The Canadian line of credit bears interest at the Canadian banks’ prime lending rate plus 1.25% [2003 - 5.75%; 2002 - 5%].  The U.S. line of credit bears interest at the U.S. bank’s prime lending rate plus 0.5% [2003 - 4.75%; 2002 - 5.25%].  Bank indebtedness is collateralized by a general security agreement over the Company’s assets.

8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

[a]          Long-term debt consists of the following:

	2003	2002
	$	$

Note payable to bank, maturing April 23, 2003, bearing interest at 9%, collateralized by assignments of land, building and equipment with a carrying value of $1,632,670 as at January 31, 2003	280,365	307,863
Share value guarantee payable in semi-annual repayments of $90,000 on May 30 and November 30 for each of the next two years and a lump-sum payment for the balance of $105,343 on November 30, 2004. The total amount of repayments are presented at their net present value using a discount rate of 9%. The payments are non-interest bearing and are collateralized by the assets of Veterinary Laboratories, Inc. which have a carrying value of $3,149,000 as at January 31, 2003 [note 11[a]]	345,470	492,293
Lawsuit settlement payable in 24 monthly payments of $13,542 commencing on March 15, 2000. The payments are non-interest bearing. The total amount of payments are presented at their net present value using a discount rate of 9% [note 9]	—	13,290
Other	—	31,358
	625,835	844,804
Less current portion	439,059	215,504
	186,776	629,300

Repayments on the long-term debt are as follows:

$

2004	460,365
2005	195,343
Total repayments	655,708
Less amount representing imputed interest	29,873
625,835

On April 9, 2003, the terms of the share value guarantee were amended such that the Company will pay quarterly repayments on May 1, August 1, November 1, and February 1 of $50,000 for each of the next two years.

[b]         Capital lease obligations consist of the following:

	2003	2002
	$	$

Obligation [Cdn.$78,395] under a capital lease, repayable in monthly instalments, bearing interest at 6.65%, and maturing December 2004. The Company has an option to purchase the asset for $1 at the end of the lease term	51,272	72,547
Obligation [Cdn.$579,059] under a capital lease, repayable in monthly instalments, bearing interest at 9%, and maturing November 2006. The Company has an option to purchase the asset for $73,000 [Cdn.$111,500] in April 2006, or at fair market value at the end of the lease term	378,717	437,799
	429,989	510,346
Less current portion	110,387	97,450
	319,602	412,896

Future annual minimum lease payments on the capital lease obligations are as follows:

$

2004	143,668
2005	141,287
2006	115,106
2007	97,093
Total minimum lease payments	497,154
Less amount representing imputed interest	67,165
429,989

9. OTHER INCOME

During each of the years ended January 31, 2002 and 2001, the Company received settlement as part of a class action lawsuit against a group of suppliers, recording gains of $48,643 and $83,266, respectively.

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

All options granted have terms ranging from two to five years and vest immediately.  At January 31, 2003, the Company has 431,550 options outstanding at exercise prices ranging from $2.50 to $6.80 and a weighted average exercise price of $3.88.  The options, which are immediately exercisable and expire on dates between January 11, 2004 and January 31, 2008, entitle the holder of an option to acquire one common share of the Company.

Pursuant to the agreement entered into on January 11, 1999 to grant common shares and common share options to individuals involved in obtaining research grants for the Company [note 10[a]], 7,500 common share options were granted on January 11, 1999.  A further 3,750 common share options were granted to these individuals on each of January 11, 2000 and January 11, 2001.  The value of the common share options issued on January 11, 1999 was not significant and, therefore, was not recorded in the accounts.  The common share options issued on January 11, 2000 and January 11, 2001 were valued at $9,878 and $6,615, respectively using a Black-Scholes option pricing model.  The value of these options was charged to research and development expense.  All common share options granted to these individuals have an exercise price of $3.50 and a term of 5 years from the date of issue.

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

Details of the outstanding options, which are all currently exercisable, are as follows:

	Share options			Weighted average exercise price per share
	2003	2002	2001	2003	2002	2001
	#	#	#	$	$	$

Options outstanding, beginning of year	419,550	420,600	620,627	3.91	4.05	5.47
Granted	12,000	13,950	69,350	2.50	2.80	5.64
Exercised	—	—	(8,800)	—	—	3.40
Expired	—	(15,000)	(260,577)	—	6.80	8.53
Options outstanding, end of year	431,550	419,550	420,600	3.88	3.91	4.05

Weighted average fair value of options granted during the year				$1.28	$1.49	$3.12

The following table summarizes information relating to the options outstanding at January 31, 2003:

Exercise price $	Number outstanding	Weighted average remaining contractual life [months]

2.50	12,000	60
2.75	10,950	48
3.00	3,000	40
3.50	15,000	21
3.75	340,000	16
4.59	6,600	36
5.00	4,000	40
5.25	30,000	24
6.80	10,000	28
	431,550	20

[ii]        Pro forma information

As required by SFAS 123, pro forma information regarding net income (loss) and earnings (loss) per share has been determined as if the Company had accounted for its employee stock options under the fair value method.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003:  risk-free interest rates of 2.96% [2002 - 4.47%; 2001 - 6.22%]; dividend yields of nil [2002 – nil; 2001 - nil]; volatility factors of the expected market price of the Company’s common stock of 0.660 [2002 - 0.634; 2001 - 0.668], and an expected life of the options of 5 years [2002 – 5 years; 2001 - 4.19 years].  Since changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the above pro forma adjustments for SFAS 123 are not necessarily a reliable single measure of the fair value of the Company’s employee stock options.  For purposes of pro forma disclosures, the estimated fair value of the options is expensed immediately.

The Company’s pro forma net income (loss) and earnings (loss) per common share following SFAS 123 are as follows:

	2003	2002	2001
	$	$	$

Pro forma net income (loss)	(682,957)	(216,341)	50,964
Pro forma earnings (loss) per common share
Basic	(0.23)	(0.07)	0.02
Diluted	(0.23)	(0.07)	0.02

11. VETERINARY LABORATORIES, INC.

[a]          Sparhawk Laboratories, Inc.

[i]           In 1992, Veterinary Laboratories, Inc. [“Vet Labs”] and Sparhawk Laboratories, Inc. [“Sparhawk”] entered into a joint venture [collectively referred to as the “Joint Venture”] for the purpose of manufacturing and selling veterinary pharmaceutical products.  Sparhawk is a company owned primarily by the management of the Joint Venture.  The Company controls the Joint Venture through its control of the Joint Venture Policy Committee and therefore consolidated its assets, liabilities, revenue and expenses in these consolidated financial statements.  The Company has funded the Joint Venture’s losses since 1992 and, accordingly, has recorded 100% of these losses in the consolidated financial statements.  Subsequent income will be allocated 50% to Vet Labs and 50% to Sparhawk.

Sparhawk had an option to purchase 40% of the assets held by Vet Labs.  The purchase price would be 40% of the fair market value of the land, building and equipment owned by Vet Labs plus $1,000,000.  The land and building have been appraised at a valuation of $2,450,000 as of November 15, 2002.  The equipment has been appraised at a valuation of $230,900 as of January 22, 2003.  Sparhawk notified the Company on October 16, 2002 of its intention to exercise this option, but has not yet delivered the purchase price.  Under the terms of the Joint Venture agreement, the Joint Venture agreement and the option terminated on December 1, 2002.  The Company believes that this option has now expired because of Sparhawk’s failure to deliver the purchase price.  Sparhawk is disputing this fact.

On December 6, 2002, the Company and Sparhawk entered into a standstill agreement requiring both parties to continue to operate under the Joint Venture agreement.  On December 16, 2003, the court appointed a receiver to supervise the wind-up of the Joint Venture. As at January 31, 2003, the Company has continued to consolidate the Joint Venture. Legal and receiver costs are included in other income (expense) on the consolidated statements of operations.

Upon winding up of the Joint Venture, all assets used in the Joint Venture operations that were owned by the respective members of the Joint Venture prior to the formation of the Joint Venture will be returned to the respective owner.  There are no assets of Sparhawk included in the consolidated financial statements of the Company.  Sparhawk owns rights to manufacture certain generic products currently produced by the Joint Venture, all of which belong to the liquids product line, that will be returned to Sparhawk.  Sales of products owned by Sparhawk amounted to approximately $1,065,000 during 2003.  Vet Labs owns rights to manufacture certain of the products currently produced by the Joint Venture, including iron dextran that will be returned to Vet Labs.  Sales of products owned by Vet Labs amounted to approximately $5,112,000 during 2003, although ownership of certain of these products may be disputed by Sparhawk.  The Company plans to continue production of products owned by Vet Labs after the winding up of the Joint Venture and has hired a general manager to manage this business.

Any assets that were purchased by the Joint Venture and any products that were developed by the Joint Venture will be distributed to the members of the Joint Venture as part of the winding up process.  Assets and liabilities owned by the Joint Venture are currently included in the Company’s consolidated financial statements with a book value of $2,247,652 and $1,398,853, respectively.  The Company may not receive ownership of the products developed by the Joint Venture, depending upon the allocation of the Joint Venture assets upon dissolution.  Sales of products developed by the Joint Venture amounted to approximately $2,034,000 during 2003.

An alternative resolution to winding up the Joint Venture is for one party to purchase the other party’s interest in the Joint Venture.  If the Company were to purchase Sparhawk’s interest in the Joint Venture, the purchase price would be allocated to the specific assets purchased.  There would be no significant change in the Company’s results because the Joint Venture’s operations are already fully consolidated.

If Sparhawk were to purchase Vet Labs’ interest in the Joint Venture, all assets, liabilities, revenue and expenses of the Joint Venture’s operations would no longer be included in the Company’s consolidated financial statements.  The sale proceeds would be allocated to the Joint Venture assets and liabilities and any excess would be recorded as a gain.  At January 31, 2003, the carrying value of the Joint Venture assets and liabilities is $2,247,652 and $1,398,853, respectively.  During the year ended January 31, 2003, sales of the Joint Venture’s operations totalled $8,209,947 and income before income taxes was $31,520.  The sale of the Joint Venture’s operations would not have a significant impact on the operations of Dextran since sales to the Joint Venture are not significant.

Based on the Company’s best information and judgement there is no impairment in the Joint Venture assets included in the consolidated financial statements as at January 31, 2003.  However, due to the uncertainties inherent in the litigation, wind-up process or sale of the Joint Venture the ultimate allocation of assets, liabilities and revenues may differ from management’s expectations and such differences may be material.

[ii]          Amounts due from (to) Sparhawk consist of the following:

	2003	2002
	$	$

Amounts due from Sparhawk	—	132,614
Amounts due to Sparhawk	(101,453)	(101,453)

In 2003 the amount due from Sparhawk has been fully provided for pending the outcome of the legal dispute with Sparhawk.  The charge of $132,614 is included in other income (expense).

[b]          Purchase obligation to ContiGroup Companies, Inc. [formerly Continental Grain Company] [“CGC”]

In 1992, the Company acquired 100% of the issued and outstanding share capital of Vet Labs from CGC for a total purchase price of $3,894,980, which was satisfied by issuing 194,749 common shares of the Company.  The Company had guaranteed that CGC would realize a value of $3,894,980 on the eventual sale of these shares or CGC could put its remaining shares to the Company at such price to bring CGC’s total consideration to $3,894,980.  CGC disposed of all of the common shares of the Company and a shortfall resulted.  On January 25, 2001, the terms of the purchase agreement were revised whereby the repayment terms for the outstanding repurchase obligation were extended.  The revised agreement requires the Company to make semi-annual payments of $90,000 on each of May 1 and November 1 until May 1, 2004 and a final payment of $105,343 on November 1, 2004.  This amount is included in long-term debt [note 8[a]].

12. LICENSE AGREEMENTS AND RESEARCH AND DEVELOPMENT

The Company has made claims for investment tax credits on research and development activities.  Research and development expenditures have been reduced by investment tax credits as follows:

	2003	2002	2001
	$	$	$

Research and development expenditures	193,284	506,980	1,158,729
Investment tax credits	(21,186)	(42,375)	(52,246)
Research and development expense	172,098	464,605	1,106,483

During the year ended January 31, 2001, the Company received a payment of $182,400 from a collaborator on a research and development project.  This amount was recorded as other revenue.

Iron Dextran process

Effective February 1, 1995, the Company entered into an agreement with Novadex Corp., a company controlled by the Major Shareholder, whereby Novadex Corp. granted the Company the exclusive worldwide license to use a certain process developed by Novadex Corp. for producing Iron Dextran.  This license agreement expires in 2014.  The Company pays a license fee based on production volumes.  The total license fee incurred during the year was $66,727 [2002 - $47,346; 2001 - $72,087].

During July 1999, Novadex Corp. was liquidated.  All assets and liabilities of Novadex Corp. were assumed by the Major Shareholder.  This license agreement was included in the assets assumed by the Major Shareholder.  The Company now pays this license fee to the Major Shareholder.  These payments are applied to the balance owing by the Major Shareholder [note 6[a]].

13. INCOME TAXES

[a]          Substantially all of the Company’s activities are carried out through operating subsidiaries in Canada and the United States.  The Company’s effective income tax rate is dependent on the tax legislation in each country and the operating results of each subsidiary and the parent company.

The components of income (loss) before income taxes are as follows:

	2003	2002	2001
	$	$	$

Bahamas	(360,664)	(634,637)	(740,138)
Canada	940,088	725,475	342,453
United States	(501,799)	(128,736)	672,572
	77,625	(37,898)	274,887

The provision for income taxes consists of the following:

	2003	2002	2001
	$	$	$

Foreign withholding taxes on Bahamian income	—	812	2,198

Provision for income taxes based on Canadian statutory income tax rates	311,357	275,680	123,283
Increase (decrease) in tax reserve	147,012	(50,820)	(83,333)
Increase (decrease) in valuation allowance	3,506	(8,947)	—
Tax rate changes on deferred tax items	(21,612)	5,913	—
Non-taxable income	(9,377)	(19,176)	—
Benefit of research and development deductions	—	—	(12,545)
	430,886	202,650	27,405

Provision for (recovery of) income taxes based on United States income tax rates	(185,666)	(47,632)	246,000
Tax expense (recovery) on joint venture partner’s
share of income	(32,319)	547	(132,000)
Tax on non-deductible items	—	12,605	—
Increase in valuation allowance	538,465	—	—
	320,480	(34,480)	114,000
Provision for income taxes	751,366	168,982	143,603

Significant components of the provision for income taxes attributable to continuing operations are as follows:

	2003	2002	2001
	$	$	$

Canadian deferred tax recovery	(21,307)	(61,054)	(109,369)
Canadian deferred tax expense	385,301	221,481	69,103
Canadian current tax expense	66,892	42,223	67,671
United States deferred tax recovery	—	(34,480)	—
United States deferred tax expense	320,480	—	114,000
Bahamian foreign withholding tax expense	—	812	2,198
	751,366	168,982	143,603

[b]         Deferred tax assets and liabilities have been provided on temporary differences that consist of the following:

	2003	2002	2001
	$	$	$

Deferred tax assets
Canadian
Unclaimed research and development expenses	342,000	526,000	711,000
Net capital losses and other items [note 13[c]]	90,000	88,000	123,000
United States
Net operating loss carryforwards [note 13[d]]	600,000	368,000	286,000
	1,032,000	982,000	1,120,000
Less valuation allowance	899,207	147,000	108,000
	132,793	835,000	1,012,000
Deferred tax liabilities
Excess of carrying value over tax value of depreciable assets	(160,000)	(118,000)	(90,000)
Investment tax credits and other items	(22,543)	(86,594)	(140,236)
	(49,750)	630,406	781,764

[c]          The Canadian subsidiaries have deductions available to reduce future years’ income for tax purposes on account of net temporary differences resulting from expense items reported for income tax purposes in different periods than for financial statement purposes totalling approximately $1,283,000 and $835,000 for federal and provincial purposes, respectively.  Certain Canadian subsidiaries also have net capital losses available for carryforward of approximately $270,000 available to offset future taxable capital gains.  These potential deductions and net capital losses have an indefinite carryforward period.

[d]         The U.S. subsidiaries of the Company have net operating loss carryforwards for income tax purposes of approximately $1,621,000 that expire from 2009 to 2018.

[e]          The Company has not recorded a deferred tax liability related to its investment in foreign subsidiaries.  The Company has determined that its investment in these subsidiaries is permanent in nature and does not intend to dispose of or realize dividends from these investments in the foreseeable future.  However, if either of these events were to occur, the Company will be liable for withholding taxes.  The amount of the deferred tax liability related to the Company’s investment in foreign subsidiaries is not reasonably determinable.

14. CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	2003	2002	2001
	$	$	$

Decrease (increase) in current assets
Trade accounts receivable	(262,397)	39,101	49,175
Inventories	(111,260)	38,394	(183,284)
Prepaid expenses and other current assets	594	19,368	8,756
	(373,063)	96,863	(125,353)
Increase (decrease) in current liabilities
Accounts payable	254,664	6,192	(309,352)
Accrued liabilities	102,453	(201,844)	112,119
Customer deposits	131,744	(76,906)	85,795
Income taxes payable	8,832	19,018	(11,939)
	124,630	(156,677)	(248,730)

Cash paid during the year for interest was $78,087 [2002 - $101,711; 2001 - $118,299].  Cash paid during the year for income taxes was $14,473 [2002 - $8,139; 2001 - $23,354].

Excluded from the consolidated statements of cash flows for the year ended January 31, 2001 is the issuance of 5,000 common shares of the Company in exchange for services rendered to the Company [note 10].

15. SEGMENTED INFORMATION

All of the operations of the Company are carried on through Dextran in Canada and through Chemdex in the United States.  The operations of Chemdex represent the veterinary products business and the operations are carried out through its wholly-owned subsidiary, Vet Labs.  Each of Dextran and Chemdex operates as a strategic business unit offering different products.  Each subsidiary comprises a reportable segment as follows:

•                  Dextran - manufactures and sells bulk quantities of dextran and several of its derivatives to large pharmaceutical companies throughout the world.

•                  Chemdex - manufactures and sells veterinary pharmaceutical products and specialty chemicals in the United States.  The primary customers are distributors and private labelers, who in turn sell to the end user of these products.

The Company evaluates segment performance based primarily on operating income, excluding unusual items.  The Company accounts for intersegment sales as if the sales were to third parties at current market prices.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

[a]          The following is condensed segment financial information for the years ended January 31, 2003, 2002 and 2001:

	2003
	Dextran	Chemdex	Total
	$	$	$

Gross sales	4,917,446	8,210,984	13,128,430
Intercompany sales	342,087	—	342,087
Interest expense	50,716	27,120	77,836
Depreciation and amortization	388,954	167,388	556,342
Income (loss) before income taxes	872,291	(247,682)	624,609
Interest income	1,667	395	2,062
Segment assets	4,918,829	3,569,090	8,487,919
Capital expenditures	340,203	27,665	367,868

	2002
	Dextran	Chemdex	Total
	$	$	$

Gross sales	4,529,397	7,920,895	12,450,292
Intercompany sales	282,762	—	282,762
Interest expense	64,133	37,578	101,711
Depreciation and amortization	352,481	180,663	533,144
Income before income taxes	670,552	20,745	691,297
Interest income	7,843	1,049	8,892
Segment assets	4,842,192	4,100,454	8,942,646
Capital expenditures	348,844	85,313	434,157

	2001
	Dextran	Chemdex	Total
	$	$	$

Gross sales	4,991,978	9,142,855	14,134,833
Intercompany sales	488,675	—	488,675
Interest expense	79,638	38,661	118,299
Depreciation and amortization	379,118	206,796	585,914
Income before income taxes	260,133	754,892	1,015,025
Interest income	12,353	18,839	31,192
Segment assets	5,546,048	4,348,354	9,894,402
Capital expenditures	449,430	145,863	595,293

[b]         The following reconciles segment information presented above to the consolidated financial statements for the years ended January 31:

	2003	2002	2001
	$	$	$

Gross sales
Gross sales from segments	13,128,430	12,450,292	14,134,833
Intercompany sales elimination	(342,087)	(282,762)	(488,675)
	12,786,343	12,167,530	13,646,158

	2003	2002	2001
	$	$	$

Income (loss) before income taxes
Income (loss) before income taxes from segments	624,609	691,297	1,015,025
Unallocated corporate expenses	(546,984)	(729,195)	(740,138)
	77,625	(37,898)	274,887

	2003	2002
	$	$

Assets
Segment	8,487,919	8,942,646
Corporate	1,224,655	1,138,234
	9,712,574	10,080,880

	2003
	Total segments	Corporate	Consolidated totals
	$	$	$

Other significant items
Interest expense	77,836	72,691	150,527
Depreciation and amortization	556,342	15,787	572,129
Interest income	2,062	—	2,062
Capital expenditures	367,868	—	367,868

	2002
	Total segments	Corporate	Consolidated totals
	$	$	$

Other significant items
Interest expense	101,711	104,340	206,051
Depreciation and amortization	533,144	15,787	548,931
Interest income	8,892	331	9,223
Capital expenditures	434,157	—	434,157

	2001
	Total segments	Corporate	Consolidated totals
	$	$	$

Other significant items
Interest expense	118,299	168,480	286,779
Depreciation and amortization	585,914	15,787	601,701
Interest income	31,192	809	32,001
Capital expenditures	595,293	—	595,293

[c]          Consolidated sales by destination are as follows:

	2003	2002	2001
	$	$	$

United States	8,923,364	8,582,049	9,544,206
Canada	510,499	593,019	619,764
Europe	1,991,107	1,574,065	1,877,209
Pacific Rim	714,072	962,231	1,169,954
Other	647,301	456,166	435,025
	12,786,343	12,167,530	13,646,158

[d]         Long-lived assets by country of domicile are as follows:

	2003	2002
	$	$

United States	1,695,427	1,835,151
Canada	3,033,139	2,960,460
Bahamas	24,305	40,092
	4,752,871	4,835,703

[e]          For the year ended January 31, 2003, Chemdex has three [2002 and 2001- three] customers that each account for more than 10% of the Company’s total sales.  These three customers combined accounted for approximately $4,869,000 [2002 - $4,659,000; 2001 - $5,312,000] of the Company’s total sales.

16.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies.

The carrying values of cash, trade accounts receivable, accounts payable and accrued liabilities approximate their fair values at January 31, 2003 because of the short period to maturity of these financial instruments.

The estimated fair values of the amounts due from Sparhawk, bank indebtedness, due to shareholder, long-term debt and capital lease obligations are not materially different from the carrying values for financial statement purposes as at January 31, 2003 and 2002.  The estimated fair value of the amount due from shareholder is not determinable because the amount has no fixed terms of repayment.

17.       OTHER DISCLOSURES

[a]          Concentration of accounts receivable

At January 31, 2003, there were three [2002 - four] customers of the Company which comprised 45% [2002 - 49%] of the trade accounts receivable balance.  No other customers had trade accounts receivable outstanding at year-end that represented more than 10% of the Company’s trade accounts receivable balance.

[b]          Foreign currency risk

The Company is exposed to foreign currency risk through its net investment in its Canadian operations.  The Company has not entered into hedging arrangements related to the foreign currency risk exposure.

18. COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

The comparative consolidated financial statements have been reclassified from statements previously presented to conform to the presentation of the 2003 consolidated financial statements.

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.                                               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item is incorporated herein by reference from the material contained under the captions “Board of Directors,” “Proposals,” Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

ITEM 11.                                               EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference from the material contained under the captions “Board of Directors,” “Board Meetings and Committees,” “Compensation of Executive Officers,” “Employment Agreements” and “Company Stock Performance” in the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

ITEM 12.                                               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item is incorporated herein by reference from the material contained under the caption “Ownership of Voting Securities” in the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

ITEM 13.                                               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated herein by reference from the material contained under the caption “Transactions With the Company” in the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

ITEM 14.                                               CONTROLS AND PROCEDURES

(a)                                  Evaluation of Controls and Procedures

Within ninety days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of its disclosure controls and procedures.  Based on this evaluation, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

(b)                                 Changes in Controls and Procedures

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company’s most recent evaluation.

PART IV

ITEM 16.                                               EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)                                  The following documents are filed as a part of this Annual Report on Form 10-K:

(1)                                  Financial Statements included in the Registrant’s Annual Report to Shareholders for the fiscal year ended January 31, 2003 and incorporated by reference from Exhibit 13 filed herewith

Auditors’ Report to the Shareholders — Ernst & Young LLP Chartered Accountants

Consolidated Balance Sheets

Consolidated Statements of Shareholders’ Equity

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

(3)                                  Exhibits

3.1                                 Memorandum of Association of Polydex Pharmaceuticals Limited, as amended (filed as Exhibit 3.1 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)

3.2                                 Articles of Association of Polydex Pharmaceuticals Limited, as amended (filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q filed September 13, 1999, and incorporated herein by reference)

10.1                           Employment Agreement between Polydex Pharmaceuticals Limited and Thomas C. Usher dated December 22, 1993, as amended on November 1, 1996 (filed as Exhibit 10.1 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)*

10.2                           Amendment to Employment Agreement between Polydex Pharmaceuticals Limited and Thomas C. Usher dated February 1, 1999 (filed as Exhibit 10.2 to the Annual Report on Form 10-K filed April 29, 1999, and incorporated herein by reference)*

10.3                           Employment Agreement between Polydex Pharmaceuticals Limited and George G. Usher dated December 22, 1993 (filed as Exhibit 10.2 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)*

10.4                           Amendment to Employment Agreement between Polydex Pharmaceuticals Limited and George G. Usher dated February 1, 1999 (filed as Exhibit 10.4 to the Annual Report on Form 10-K filed April 29, 1999, and incorporated herein by reference)*

10.5                           Research Agreement among Dextran Products Limited, Canadian Microbiology Consortium, British Columbia’s Children’s Hospital and the University of British Columbia, dated April 1, 1996 (filed as Exhibit 10.4 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)

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

10.8                           Stock Sale and Purchase Agreement between Continental Grain Company and Polydex Pharmaceuticals Limited dated October 30, 1992, as amended on November 22, 1996 (filed as Exhibit 10.8 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)

21                                    Subsidiaries of Polydex Pharmaceuticals Limited (filed as Exhibit 21 to the Registrant’s Annual Report on From 10-K filed on April 28, 2000, and incorporated herein by reference)

99.1                           Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2                           Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Indicates a management contract or compensatory plan or arrangement

(b)                                 Reports on Form 8-K

Not applicable.

SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYDEX PHARMACEUTICALS LIMITED
Date: May 16, 2003	By:	/s/ George G. Usher
George G. Usher, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 16, 2003	/s/ George G. Usher
George G. Usher, Director, President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2003	/s/ Sharon Wardlaw
Sharon Wardlaw, Treasurer, Secretary and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)

Date: May 16, 2003	/s/ Joseph Buchman
Joseph Buchman, Director

Date: May 16, 2003	/s/ Derek John Michael Lederer
Derek John Michael Lederer, Director

Date: May 16, 2003	/s/ John L.E. Seidler
John L.E. Seidler, Director

Date: May 16, 2003	/s/ Ruth L. Usher
Ruth L. Usher, Director

Date: May 16, 2003	/s/ Thomas C. Usher
Thomas C. Usher, Director

Certifications

I, George G. Usher, certify that:

(1)                                  I have reviewed this annual report on Form 10–K of Polydex Pharmaceuticals Limited;

(2)                                  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)                                  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

(4)                                  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)                                  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)                                  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)                                  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 16, 2003

/s/ George G. Usher
Chief Executive Officer
Polydex Pharmaceuticals Limited

Certifications

I, Sharon L. Wardlaw,  certify that:

(1)                                  I have reviewed this annual report on Form 10–K of Polydex Pharmaceuticals Limited;

(2)                                  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)                                  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

(4)                                  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)                                  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)                                  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)                                  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 16, 2003

/s/ Sharon L. Wardlaw
Chief Financial Officer
Polydex Pharmaceuticals Limited

Exhibit Index

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002