Form 10-Q
period 2003-04-30
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2003-06-16
CIK 317158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

Indicate by check whether the registrant is an accelerated filed (as defined in Exchange Act Rule 12b-2).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value	3,027,796 shares
(Title of Class)	(Outstanding at June 12, 2003)

POLYDEX PHARMACEUTICALS LIMITED

PART I

FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited).

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets

(Expressed in United States dollars)

	(Unaudited) April 30, 2003	January 31, 2003

Assets

Current assets:
Cash	$420,144	$280,748
Trade accounts receivable	1,232,922	1,351,515
Inventories:
Finished goods	1,724,432	1,678,250
Work in process	128,805	59,478
Raw materials	637,234	528,235

Inventories	2,490,471	2,265,963
Prepaid expenses and other current assets	99,041	80,324

	4,242,578	3,978,550

Property, plant and equipment, net	4,818,839	4,665,809
Patents, net	81,517	87,062
Due from shareholder	966,843	981,153

	$10,109,777	$9,712,574

	(Unaudited) April 30 2003	January 31 2003

Liabilities and Shareholders’ Equity

Current liabilities
Bank indebtedness	$126,868	$—
Accounts payable	1,322,369	1,205,383
Accrued liabilities	480,024	423,059
Due to Sparhawk Laboratories, Inc.	101,453	101,453
Customer deposits received	5,539	137,343
Income taxes payable	50,165	33,010
Current portion of long-term debt	456,406	439,059
Current portion of capital lease obligations	121,490	110,387

	2,664,314	2,449,694

Long-term debt	170,988	186,776
Capital lease obligations	313,089	319,602
Due to shareholder	682,103	682,225
Deferred income taxes	100,953	49,750

Total liabilities	3,931,447	3,688,047

Shareholders’ equity:
Capital stock
Authorized:
100,000 Class A preferred shares, par value $0.10 per share
899,400 Class B preferred shares, par value $0.0167 per share
10,000,000 common shares, par value $0.0167 per share
Issued and outstanding:
899,400 Class B preferred shares	15,010	15,010
3,027,796 common shares (2003 - 3,027,777)	50,434	50,434
Contributed surplus	23,224,128	23,224,128
Deficit	(16,567,839)	(16,278,269)
Accumulated other comprehensive loss	(543,403)	(986,776)

	6,178,330	6,024,527

	$10,109,777	$9,712,574

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations (Unaudited)

(Expressed in United States dollars)

	Three months ended April 30, 2003	Three months ended April 30, 2002

Sales	$3,296,518	$3,324,610
Cost of products sold	2,518,230	2,355,415

	778,288	969,195

Expenses:
General and administrative	424,978	375,945
Depreciation	142,357	135,200
Research and development	9,439	55,326
Interest expense	35,372	41,385
Selling and promotion	44,213	33,401
Foreign exchange loss	192,177	28,451
Amortization	5,546	5,546

	854,082	675,254

Income (loss) from operations	(75,794)	293,941

Other income (loss):
Other income (expense)	(138,994)	2,430

	(138,994)	2,430

Income (loss) before provision for income taxes	(214,788)	296,371

Provision for income taxes	74,782	151,369

Net income (loss) for the period	$(289,570)	$145,002

Per share information:
Earnings (loss) per common share for the period:
Basic	$(0.10)	$0.05
Diluted	$(0.10)	$0.05

Weighted average number of common shares outstanding for the period	3,027,796	3,027,777

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) (Unaudited)

(Expressed in United States dollars)

	Three months ended April 30, 2003	Three months ended April 30, 2002

Preferred Shares:
Balance, beginning and end of period	$15,010	$15,010

Common Shares:
Balance, beginning and end of period	$50,434	$50,434

Contributed Surplus:
Balance, beginning and end of period	$23,224,128	$23,224,128

Deficit:
Balance, beginning of period	$(16,278,269)	$(15,604,528)
Net income (loss) for the period	(289,570)	145,002

Balance, end of period	$(16,567,839)	$(15,459,526)

Accumulated Other Comprehensive Loss:
Balance, beginning of period	$(986,776)	$(1,199,627)
Currency translation adjustment for the period	443,373	75,649

Balance, end of period	$(543,403)	$(1,123,978)

Comprehensive Income for the period:
Net income (loss) for the period	$(289,570)	$145,002
Currency translation adjustment for the period	443,373	75,649

	$153,803	$220,651

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States dollars)

	Three months ended April 30, 2003	Three months ended April 30, 2002

Cash provided by (used in):

Operating activities:
Net income (loss) for the period	$(289,570)	$145,002
Add items not affecting cash:
Depreciation and amortization	147,903	140,746
Imputed interest on long-term debt	6,598	9,422
Deferred tax provision	46,010	100,863
Net change in non-cash working capital balances related to operations	18,022	33,901

	(71,037)	429,934

Investing activities:
Additions to property, plant and equipment	(60,998)	(83,382)
Decrease in due from shareholder	14,310	11,464
Advance to Sparhawk Laboratories, Inc.	—	(1,575)

	(46,688)	(73,493)

Financing activities:
Repayment of long-term debt	(5,039)	(49,033)
Repayment of capital lease obligations	(28,068)	(23,643)
Decrease in due to shareholder	(122)	(1,662)
Increase (decrease) in bank indebtedness	126,868	(43,611)

	93,639	(117,949)

Effect of exchange rate changes on cash	163,483	15,790

Increase in cash position	139,396	254,282

Cash, beginning of period	280,748	123,418

Cash, end of period	$420,144	$377,700

POLYDEX PHARMACEUTICALS LIMITED

Segmented Information (Unaudited)

(Expressed in United States dollars)

All operations are carried out through Dextran Products Limited (“Dextran”) in Canada and through Chemdex, Inc. (“Chemdex”) in the United States.  The operations of Chemdex represent the veterinary products business and the operations are carried out through its wholly-owned subsidiary, Veterinary Laboratories, Inc. (“Vet Labs”).  Vet Labs carries on its business through a Joint Venture with Sparhawk Laboratories, Inc.  Each of Dextran and Chemdex operates as a strategic business unit offering different products.  Each subsidiary comprises a reportable segment as follows:

Dextran -	manufactures and sells bulk quantities of Dextran and several of its derivatives to large pharmaceutical companies throughout the world.

Chemdex -

manufactures and sells veterinary pharmaceutical products and specialty chemicals in the United States.  The primary customers are distributors and private labelers, who in turn sell to the end-user of these products.

	Three months ended April 30, 2003	Three months ended April 30, 2002

Sales:
Dextran	$1,298,941	$1,372,319
Less: intersegment sales elimination	82,921	171,341

	1,216,020	1,200,978

Chemdex	2,080,498	2,123,632

Total consolidated sales	$3,296,518	$3,324,610

Income (loss) before provision for income taxes:
Dextran	$33,341	$341,730
Chemdex	(138,068)	99,971

Total pre-tax income (loss) from segments	(104,727)	441,701
Less: Unallocated corporate expenses	110,061	145,330

Total consolidated pre-tax income (loss)	$(214,788)	$296,371

	April 30, 2003	January 31, 2003
Assets:
Dextran	$5,362,792	$4,918,829
Chemdex	3,555,796	3,569,090

Total assets from segments	8,918,588	8,487,919
Corporate assets	1,191,189	1,224,655

Total consolidated assets	$10,109,777	$9,712,574

1.  Basis of Presentation:

The information contained in the interim consolidated financial statements is condensed from that which would appear in annual consolidated financial statements.  The interim consolidated financial statements included herein should be read in conjunction with the audited financial statements, and notes thereto, and other financial information contained in the 2003 Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed by Polydex Pharmaceuticals Limited (the “Company”) with the Securities and Exchange Commission.  The unaudited interim consolidated financial statements as of April 30, 2003 and 2002 include all normal recurring adjustments which management considers necessary for a fair presentation.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.  The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries in which the Company has equal to or more than a 50% ownership interest and exercises control.

2.  Significant Accounting Policies:

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

Useful life is the period over which the asset is expected to contribute to the Company’s cash flows.  The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.  The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future pre-tax cash flows of the related operations.  If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value.

Costs related to plant refurbishments and equipment upgrades that represent improvements to existing facilities are capitalized.  Costs related to repair and maintenance of buildings and equipment are expensed.  The Company has no major planned maintenance activity other than the plant refurbishment at one of its subsidiaries.

Revenue recognition

All revenue is from sales of bulk and finished dosage manufactured products and is recognized upon shipment to the customer.  Title and risk of ownership pass to the customer upon contractual shipment terms, either FOB destination or FOB shipping point.

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

Earnings (loss) per common share

Basic earnings (loss) per common share are computed using the weighted average number of shares outstanding of 3,027,796 at April 30, 2003 (2002 - 3,027,777).  Diluted earnings (loss) per common share are computed using the weighted average number of shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock.  Incremental shares of nil and 384 at April 30, 2003 and April 30, 2002, respectively, were used in the calculation of diluted earnings per common share.  Options to purchase 431,550 and 408,600 common shares at April 30, 2003 and April 30, 2002, respectively, were not included in the computation of diluted earnings per common share because their effect was anti-dilutive.

3.  The Vet Labs – Sparhawk Joint Venture

In 1992, Vet Labs and Sparhawk Laboratories, Inc. (“Sparhawk”) entered into the Vet Labs – Sparhawk Joint Venture (the “Joint Venture”) for the manufacture and sale of veterinary pharmaceutical products.  Vet Labs and Sparhawk each own 50% of the Joint Venture.  The Joint Venture is governed by the Agreement for the Operation of Veterinary Laboratories, Inc.’s Lenexa Facility and Sparhawk Lab of K.C. as a Joint Venture, dated December 1, 1992, by and among Sparhawk, Chemdex and Vet Labs (the “Joint Venture Agreement”).

Pursuant to the Joint Venture Agreement, the Joint Venture Policy Committee (the “Policy Committee”) is responsible for the overall management of the Joint Venture, including the direction and control of the persons designated with the daily management responsibilities of the Joint Venture, and the general supervision of the management and conduct of the affairs of the Joint Venture.  The Policy Committee consists of five members, three of which are selected by Vet Labs and two of which are selected by Sparhawk.

Because the Company controls the operating, financing and investing decisions of the Joint Venture through Vet Labs’ control of the Policy Committee, it consolidates the Joint Venture’s assets, liabilities, revenue and expenses in the Company’s financial statements.

The Joint Venture Agreement contained a stated termination date of December 1, 2002.  IN anticipation of the Joint Venture’s termination, on November 4, 2002, Sparhawk filed a petition in the District Court of Johnson County, Kansas (the “Court”), against Vet Labs, Chemdex and the Company seeking, among other things, judicial supervision during the winding up of the Joint Venture.  Pursuant to the Standstill Agreement dated December 12, 2002 (the Standstill Agreement”), all parties agreed (i) to continue to operate the Joint Venture in the fashion it operated before December 1, 2002, and (ii) that all rights and obligations of each party set forth in the Joint Venture Agreement would continue during the term of the Standstill Agreement.

On December 16, 2002, each of the parties to the Joint Venture Agreement agreed to the appointment by the Court of a Receiver, whose duties include (i) the supervision of the wind-up of the Joint Venture, including the submission to the Court of a proposed plan for the disposal or distribution of the property of the Joint Venture and the allocation of the Joint Venture’s assets and liabilities among the parties, and (ii) the oversight of the operations of the Joint Venture during the winding-up period in order to keep and preserve the assets thereof.  Legal and receiver costs of $141,004 at April 30, 2003 are included in other income (expense) on the consolidated statements of operations.

The Standstill Agreement was verbally extended by the parties and their counsel and will survive until the completion of the Receiver’s role as the court-appointed facilitator of judicial supervision of the winding up of the Joint Venture.  The Joint Venture has continued to operate on this basis through the date of this quarterly report.

Sparhawk had an option to purchase 40% of the assets held by Vet Labs.  The purchase price would be equal to 40% of the fair market value of the land, building and equipment owned by Vet Labs plus $1,000,000.  The land and building have been appraised at a valuation of $2,450,000 as of November 15, 2002.  The equipment has been appraised at a valuation of $230,900 as of January 22, 2003.  Sparhawk notified the Company of its intention to exercise this Option in October 2002, but has not yet delivered the purchase price.  The existence and alleged exercise of the Option is one of the litigation matters subject to the Standstill Agreement.  The Company cannot at this time estimate the likelihood of Sparhawk consummating the exercise of the Option and delivering the purchase price.

Subject to the exercise of the Option, upon winding up of the Joint Venture, all assets used in the Joint Venture operations that were owned by the respective members of the Joint Venture prior to the formation of the Joint Venture are expected to be returned to the respective owner.  There are no assets of Sparhawk included in the consolidated financial statements of the Company.  Sparhawk does own rights to certain generic products currently produced by the Joint Venture, all of which belong to the liquids product line, which will be returned to Sparhawk upon wind-up.  During the quarterly period ended April 30, 2003, sales of these products amounted to approximately $288,000.  Rights to several of the products currently produced by the Joint Venture, including iron dextran, are owned by the Company and are expected to be returned to the Company, although ownership of certain of these product rights may be disputed by Sparhawk.  During the quarterly period ended

April 30, 2003, sales of these products amounted to approximately $1,100,000.  The Company plans to continue production of the products to which Vet Labs owns the rights after the winding up of the Joint Venture.  However, no assurance can be given that sales of these products by the Company after the dissolution of the Joint Venture will be consistent with those achieved by the Joint Venture.

Assets purchased by the Joint Venture and rights to products developed by the Joint Venture are expected to be distributed to the members of the Joint Venture as part of the winding-up process.  Assets and liabilities owned by the Joint Venture are currently included in the Company’s financial statements with a book value of $2,204,270 and $1,289,686, respectively.  Depending upon the allocation of the Joint Venture assets upon dissolution, the Company may not receive ownership of the rights to products developed by the Joint Venture.  During the quarterly period ended April 30, 2003, sales of these products amounted to approximately $657,000.

It is possible that a negotiated settlement with Sparhawk will be reached that would prevent the allocation of Joint Venture assets by the Court.  Such a settlement would likely result in one of the parties purchasing the other party’s interest in the Joint Venture at an agreed upon price.  Because the Joint Venture operations are currently fully consolidated in the Company’s financial statements, the Company’s results of operations would not be significantly impacted if the Company were to purchase Sparhawk’s interest in the Joint Venture, other than with respect to the cost of the consideration given to Sparhawk in the transaction.

If such a settlement resulted in Vet Labs selling its interest in the Joint Venture to Sparhawk, the Company’s financial statements would show a significant decline in revenues and possibly a small decline in income before income taxes, which would be at least partially offset by the consideration received by Vet Labs in exchange for the sale of its Joint Venture interest.  The sale proceeds would be allocated to the Joint Venture assets and liabilities and any excess would be recorded as a gain.  At April 30, 2003, the carrying value of the Joint Venture assets and liabilities is $2,204,270 and $1,289,686, respectively.  During the year ended January 31, 2003, sales of the Joint Venture operations totaled $8,209,947 and net income before income taxes was $31,520.  During the first quarter of fiscal 2004, sales of the Joint Venture amounted to $2,080,498, and loss before income taxes totaled $15,529.

The Company does not expect that a sale of Vet Labs’ Joint Venture interest would have an adverse effect on the operations of Dextran Products, because sales by Dextran Products to Chemdex and the Joint Venture are not significant.

4.  Comparative Interim Consolidated Financial Statements

The comparative interim consolidated financial statements have been reclassified from statements previously presented to conform to the presentation of the 2004 interim consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The fiscal year of Polydex Pharmaceuticals Limited (the “Company”) ends on January 31 of each year.  Therefore fiscal year 2004 refers to the Company’s fiscal year ended January 31, 2004.  The following discussion should be read in conjunction with the April 30, 2003 consolidated financial statements and notes thereto included elsewhere in this report.  Operating results for the first quarter ended April 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2003.  All amounts are in United States dollars unless otherwise denoted.

Results of Operations

The operations of the Company are carried on through Dextran Products Limited (“Dextran Products”) in Canada and through Chemdex, Inc. (“Chemdex”) in the United States.  The operations of Chemdex are carried on through its wholly-owned subsidiary, Veterinary Laboratories, Inc. (“Vet Labs”).  Each of Dextran Products and Vet Labs operates as a strategic business unit.  Dextran Products manufactures and sells bulk quantities of Dextran and several of its derivatives to large pharmaceutical companies throughout the world.  Vet Labs manufactures and sells veterinary pharmaceutical products and specialty chemicals in the United States.  The primary customers are distributors and private labelers, who in turn sell to the end-user of these products.

Net loss for the first quarter ended April 30, 2003 was $289,570, or $0.10 per share, as compared to net income of $145,002, or $0.05 per share, for the quarter ended April 30, 2002.  This decline is primarily due to a large foreign exchange loss at Dextran Products and losses at Vet Labs.  The foreign exchange loss at Dextran Products is due to a significant increase in the value of the Canadian dollar relative to the value of the U.S. dollar.  Dextran Products has a significant net asset exposure to the U.S. dollar because the majority of its accounts receivable balance is in U.S. dollars, while the majority of its expenses are in Canadian dollars.  The losses at Vet Labs are due to legal and receiver fees relating to the Joint Venture (as described below in “The Vet Labs – Sparhawk Joint Venture”).

During the first quarter ended April 30, 2003, the Company had a loss from operations of $75,794, as compared to income from operations of $293,941 for the first quarter of fiscal 2003.  This decline in results from operations is primarily due to a decline in sales and margins at both operating subsidiaries as compared to the same quarter last year, and the foreign exchange loss at Dextran Products.

Sales volume for the first quarter of fiscal 2004 was $3,296,518, representing a decrease of $28,092 or 1% as compared to the first quarter of fiscal 2003.  Sales at Dextran Products decreased by $73,379 or 5% as compared to the same quarter in fiscal 2003.  This decrease in sales at Dextran Products is primarily due to reduced purchases of raw materials by Chemdex due to lower iron dextran sales.  Sales at Vet Labs during the first quarter of fiscal 2004 decreased by $43,134 or 2%

as compared to the same quarter in fiscal 2003.  This decrease at Vet Labs is due to significant decreases in the injectables product line caused by a general decrease in demand.  This sales decrease was partially offset by sales increases in the liquids product line.  The sales increase in the liquids product line is primarily due to the introduction of a new contract fill product.

The summer months are typically slower sales months for Vet Labs as large animals are put outdoors to pasture and therefore have less need for vitamins and other supplements.  Management is therefore forecasting lower sales levels in the second quarter of fiscal 2004 than were achieved in the first quarter of fiscal 2004 at Vet Labs.  Margins are expected to remain steady, but the expected lower sales volume may reduce operating profits for the second quarter of fiscal 2004.  Management expects sales levels for the second quarter of fiscal 2004 to equal sales levels achieved in the second quarter of fiscal 2003 at Vet Labs, which were typical for a summer quarter.

Overall, the Company’s gross margin decreased from 29% in the first quarter of fiscal 2003 to 24% in the first quarter of fiscal 2004.  Dextran Products’ gross margin decreased from 45% in the first quarter of fiscal 2003 to 39% during the first quarter of fiscal 2004.  Vet Labs’ gross margin decreased from 17% in the first quarter of fiscal 2003 to 14% in the first quarter of fiscal 2004.

The margin decrease at Dextran Products is primarily a result of a product mix variance, as Dextran Products experienced high sales volumes in one of its higher margin products during the first quarter of fiscal 2003 which were not repeated during the first quarter of fiscal 2004.  In addition, the large increase in the value of the Canadian dollar in relation to the U.S. dollar adversely impacted the margin percentage at Dextran Products.  The majority of the sales at Dextran Products are denominated in U.S. dollars, but all costs are incurred in Canadian dollars. Management expects sales and margins to continue at similar levels at Dextran Products for the foreseeable future.

The margin decrease at Vet Labs is also the result of a product mix variance, as Vet Labs experienced decreased sales in its injectables product line, a higher margin product line, during the first quarter of fiscal 2004, and increased sales in a lower margin product line as compared to the first quarter of fiscal 2003.

General and administrative expenses in the first quarter of fiscal 2004 were $424,978, representing an increase of $49,033 or 13% as compared to the first quarter of fiscal 2003.  This increase is due primarily to the hiring of a new general manager at Vet Labs in the fourth quarter of fiscal 2003 to oversee the joint venture operations and its management on behalf of the Company.  Selling and promotional expenses in the first quarter of fiscal 2004 were consistent with the same period in fiscal 2003.

Interest expense in the first quarter of fiscal 2004 was $35,372, representing a decrease of $6,013 or 15% as compared to the first quarter in fiscal 2003.  This decrease is due to the partial repayment of long-term debt and capital lease obligations.

Depreciation and amortization in the first quarter of fiscal 2004 was $147,903, representing an increase of $7,157 or 5% from the first quarter of fiscal 2003.  This decrease was due to the installation of new equipment at Dextran Products.

Other income in the first quarter of fiscal 2004 was consistent with amounts earned during the same period in fiscal 2003.  Other expenses consisted of $141,004 of legal and receiver fees relating to the Vet Labs – Sparhawk Joint Venture.  The Company did not incur similar expenses during the same period of fiscal 2003.

Due to continued direct funding of research and development expenses by third party public and/or private sector groups as discussed below, the Company’s research and development costs in the first quarter of fiscal 2004 was $9,439, representing a decrease of $45,887 or 83% as compared to the first quarter of fiscal 2003.  Funding from existing third-party sources for existing research and development projects is expected to continue over the remainder of fiscal 2004 at historic levels.  The Company’s research and development expenditures are expected to increase over the remainder of fiscal 2004 due to additional developmental activities the Company expects to perform and fund outside of its partnership relationships.

Research and development with respect to the Company’s cellulose sulphate product as a contraceptive gel with antiviral capabilities is being conducted with the assistance and financial support of the Contraceptive Research and Development Program, Consortium for Industrial Collaboration in Contraceptive Research and Global Microbicide Program (collectively, “CONRAD”).  CONRAD provides direct financial assistance in support of, and/or actually conducts specific research studies involving the cellulose sulphate product in conjunction with, various public health-oriented entities.  In exchange for this research assistance, the Company makes its intellectual property, namely patent rights and know-how, available for use in the preparation, clinical evaluation and development of the product.  The Company has no commitments to repay the funding or to purchase the results of the research.

At the present time four Safety Studies are underway and further studies are in the planning stages:

•              A Phase I Expanded Safety Study is underway in collaboration with the World Health Organization in Uganda, Nigeria and India.  This study will involve 180 women in two treatment groups and two cohorts.  The final report on this study is expected during the fourth quarter of fiscal 2004;

•              A Safety Study in HIV-Infected women is being carried out in collaboration with the HIV Prevention Trials Network of the National Institute of Allergy and Infectious Diseases at four sites in the United States.  The study will involve 96 women and 48 male partners.  Although recruitment has taken longer than expected, the study is expected to be completed during the fourth quarter of fiscal 2004;

•              An Expanded Safety Study at three sites in the United States involves 60 healthy women and is expected to be completed by the fourth quarter of fiscal 2004; and

•                                          A Safety Study in Cameroon being carried out in collaboration with Family Health International.  The final report is expected by the second quarter of fiscal 2004.

Research and development relating to the Company’s cystic fibrosis product, Usherdex (now identified by BCY as DCF 987), is being conducted and funded directly by BCY Lifesciences, Inc. (“BCY”) pursuant to a license agreement.  BCY has identified DCF 987 as its lead drug candidate, completed Phase I human clinical trials and commenced Phase II human clinical trials.  This Phase II trial is designed to study the utility of DCF 987 when treating cystic fibrosis and is being conducted at six centers in Canada.  The company will receive royalty payments from BCY based upon sales and other revenues upon approval of any developed product pursuant to its license agreement with BCY.

Liquidity and Capital Resources

In the first quarter of fiscal 2004 the Company had negative cash flow from operations of $71,037, compared to positive cash flow from operations of $429,934 in the first quarter of fiscal 2003.  This decrease of $500,971, or 117%, is primarily attributable to decreased earnings during the quarter as discussed in “Results of Operations” above.

At April 30, 2003, the Company had trade accounts receivable of $1,232,922 compared to $1,351,515 at January 31, 2003.  The decrease in trade accounts receivable during the first quarter of fiscal 2004 was primarily due to increased collections at Vet Labs during the quarter.

At April 30, 2003, the Company has inventory valued at $2,490,471, compared to $2,265,963 at January 31, 2003.  This increase in inventory during the first quarter of fiscal 2004 was primarily due to a timing variance in customer orders.

At April 30, 2003, the Company had accounts payable of $1,322,369, as compared to $1,205,383 at January 31, 2003.  The increase in the accounts payable balance is a function of the increase in the inventory balance.

At April 30, 2003, the Company had customer deposits received of $5,539, as compared to $137,343 at January 31, 2003.  This decrease in the customer deposits received balance is due to the timing of collections from customers.

The Company experienced no significant changes in financing or investing activities and made no significant capital expenditures during the first quarter of 2004.

The accumulated other comprehensive loss of $443,373 during the first quarter of fiscal 2004 is entirely attributable to the currency translation adjustment of Dextran Products.  Dextran Products’ functional currency is the Canadian dollar.  This currency translation adjustment arises from the translation of Dextran Products’ financial statements to U.S. dollars.

Dextran Products has a CDN$750,000 (US$529,000) line of credit, of which $126,868 was utilized at April 30, 2003.  Management anticipates using the credit line for the purposes of funding a portion of the costs associated with the refurbishment of the Toronto facility.  The Vet Labs – Sparhawk Joint Venture (described below in “The Vet Labs – Sparhawk Joint Venture”) has a $175,000 line of credit to fund operations, none of which was utilized at April 30, 2003.  There have been no new capital lease obligations during the first quarter of fiscal 2004.  All long-term debt is due in the next two years, while capital lease obligations are due over the next four years.

Management expects the primary source of its future capital needs to be a combination of Company earnings and borrowings.  The Company, at present, does not have any material commitments for capital expenditures, although management intends to continue the plant refurbishment at Dextran Products.

The Company believes that based upon current levels of revenues and spending, and taking into account the Joint Venture litigation, its existing working capital resources will be sufficient to support continuing operations for at least the next twelve months.

No changes in accounting principles or their application have been implemented in the reporting period that would have a material effect on reported income.  Changes in the relative values of the Canadian dollar and the U.S. dollar occur from time to time and may, in certain instances, materially affect the Company’s results of operations.

The Company does not believe that the impact of inflation and changing prices has had a material affect on its operations or financial results at any time in the last three years.

The Vet Labs – Sparhawk Joint Venture

In 1992, Vet Labs and Sparhawk Laboratories, Inc. (“Sparhawk”) entered into the Vet Labs – Sparhawk Joint Venture (the “Joint Venture”) for the manufacture and sale of veterinary pharmaceutical products.  Vet Labs and Sparhawk each own 50% of the Joint Venture.  The Joint Venture is governed by the Agreement for the Operation of Veterinary Laboratories, Inc.’s Lenexa Facility and Sparhawk Lab of K.C. as a Joint Venture, dated December 1, 1992, by and among Sparhawk, Chemdex and Vet Labs (the “Joint Venture Agreement”).

Pursuant to the Joint Venture Agreement, the Joint Venture Policy Committee (the “Policy Committee”) is responsible for the overall management of the Joint Venture, including the direction and control of the persons designated with the daily management responsibilities of the Joint Venture, and the general supervision of the management and conduct of the affairs of the Joint Venture.  The Policy Committee consists of five members, three of which are selected by Vet Labs and two of which are selected by Sparhawk.

Because the Company controls the operating, financing and investing decisions of the Joint Venture through Vet Labs’ control of the Policy Committee, it consolidates the Joint Venture’s assets, liabilities, revenue and expenses in the Company’s financial statements.

The Joint Venture Agreement contained a stated termination date of December 1, 2002.  In anticipation of the Joint Venture’s termination, on November 4, 2002, Sparhawk filed a petition in the District Court of Johnson County, Kansas (the “Court”), against Vet Labs, Chemdex and the Company seeking, among other things, judicial supervision during the winding up of the Joint Venture.  Pursuant to the Standstill Agreement dated December 12, 2002 (the Standstill Agreement”), all parties agreed (i) to continue to operate the Joint Venture in the fashion it operated before December 1, 2002, and (ii) that all rights and obligations of each party set forth in the Joint Venture Agreement would continue during the term of the Standstill Agreement.

On December 16, 2002, each of the parties to the Joint Venture Agreement agreed to the appointment by the Court of a Receiver, whose duties include (i) the supervision of the wind-up of the Joint Venture, including the submission to the Court of a proposed plan for the disposal or distribution of the property of the Joint Venture and the allocation of the Joint Venture’s assets and liabilities among the parties, and (ii) the oversight of the operations of the Joint Venture during the winding-up period in order to keep and preserve the assets thereof.  The Company has incurred legal and receiver costs of $141,004 at April 30, 2003.

The Standstill Agreement was verbally extended by the parties and their counsel and will survive until the completion of the Receiver’s role as the court-appointed facilitator of judicial supervision of the winding up of the Joint Venture.  The Joint Venture has continued to operate on this basis through the date of this quarterly report.

Sparhawk had an option to purchase 40% of the assets held by Vet Labs.  The purchase price would be equal to 40% of the fair market value of the land, building and equipment owned by Vet Labs plus $1,000,000.  The land and building have been appraised at a valuation of $2,450,000 as of November 15, 2002.  The equipment has been appraised at a valuation of $230,900 as of January 22, 2003.  Sparhawk notified the Company of its intention to exercise this Option in October 2002, but has not yet delivered the purchase price.  The existence and alleged exercise of the Option is one of the litigation matters subject to the Standstill Agreement.  The Company cannot at this time estimate the likelihood of Sparhawk consummating the exercise of the Option and delivering the purchase price.

Subject to the exercise of the Option, upon winding up of the Joint Venture, all assets used in the Joint Venture operations that were owned by the respective members of the Joint Venture prior to the formation of the Joint Venture are expected to be returned to the respective owner.  There are no assets of Sparhawk included in the consolidated financial statements of the Company.  Sparhawk does own rights to certain generic products currently produced by the Joint Venture, all of which belong to the liquids product line, which will be returned to Sparhawk upon wind-up.  During the quarterly period ended April 30, 2003, sales of these products amounted to approximately $288,000.  Rights to several of the products currently produced by the Joint Venture, including iron dextran, are owned by the Company and are expected to be returned to the Company, although ownership of certain of these product rights may be disputed by Sparhawk.  During the quarterly period ended April 30, 2003, sales of these products amounted to approximately $1,100,000.  The Company plans to continue production of the products to which Vet Labs owns the rights after the winding up of the Joint Venture.  However, no assurance can be given that sales of these products by the Company after the dissolution of the Joint Venture will be consistent with those achieved by the Joint Venture.

Assets purchased by the Joint Venture and rights to products developed by the Joint Venture are expected to be distributed to the members of the Joint Venture as part of the winding-up process.  Assets and liabilities owned by the Joint Venture are currently included in the Company’s financial statements with a book value of $2,204,270 and $1,289,686, respectively.  Depending upon the allocation of the Joint Venture assets upon dissolution, the Company may not receive ownership of the rights to products developed by the Joint Venture.  During the quarterly period ended April 30, 2003, sales of these products amounted to approximately $657,000.

It is possible that a negotiated settlement with Sparhawk will be reached that would prevent the allocation of Joint Venture assets by the Court.  Such a settlement would likely result in one of the parties purchasing the other party’s interest in the Joint Venture at an agreed upon price.  Because the Joint Venture operations are currently fully consolidated in the Company’s financial statements, the Company’s results of operations would not be significantly impacted if the Company were to purchase Sparhawk’s interest in the Joint Venture, other than with respect to the cost of the consideration given to Sparhawk in the transaction.

If such a settlement resulted in Vet Labs selling its interest in the Joint Venture to Sparhawk, the Company’s financial statements would show a significant decline in revenues and possibly a small decline in income before income taxes, which would be at least partially offset by the consideration received by Vet Labs in exchange for the sale of its Joint Venture interest.  During the first quarter of fiscal 2004, sales of the Joint Venture amounted to $2,080,498, and loss before income taxes totaled $15,529.

The Company does not expect that a sale of Vet Labs’ Joint Venture interest would have an adverse effect on the operations of Dextran Products, because sales by Dextran Products to Chemdex and the Joint Venture are not significant.

Related Party Transactions

In August 1997, the Company loaned Thomas C. Usher, its Vice-Chairman, Director of Research and Development, and a member of its Board of Directors, $691,500 at an interest rate equal to the prime rate of Toronto Dominion Bank plus 1.50% (the “Loan”).  The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher.  Repayment of the Loan is accomplished by monthly payments and through offsets by the Company against royalty payments due Thomas C. Usher pursuant to intellectual property license agreements and bonus payments, if any, granted Thomas C. Usher as an employee of the Company.  The amount outstanding under the Loan as of April 30, 2003 was $510,714, as compared to $517,190 at January 31, 2003.

In August 1999, Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the “Receivables”) due to the Company from Novadex Corp.  The Receivables have no specific repayment terms.  The total outstanding amount of the Receivables as of April 30, 2003 was $426,454, representing no change from January 31, 2003.  Thomas C. Usher also owes $250,000 to a subsidiary of the Company, Novadex International Limited, as of April 30, 2003.  The outstanding amount of this loan has not changed from January 31, 2003.

The Company also has an outstanding loan payable to Ruth Usher, a member of the Board of Directors.  The amount due from the Company pursuant to this loan decreased to $682,103 at April 30, 2003 from $682,225 at January 31, 2003 due to monthly payments by the Company.

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

To achieve sustained profitability, the Company must, alone or with corporate partners and collaborators, successfully research, develop and commercialize identified technologies or product candidates.  Current developmental product candidates are in various stages of clinical and pre-clinical development and will require significant further funding, research, development, preclinical and/or clinical testing, regulatory approval and commercialization testing, and are subject to the risks of failure inherent in the development of products based on innovative or novel technologies.  These products are also rigorously regulated by the U.S. federal government, particularly the FDA, and by comparable agencies in state and local jurisdictions and in foreign countries.  Specifically, each of the following results is possible with respect to any one of the Company’s developmental product candidates:

•                  that the Company will not be able to maintain its current research and development schedules;

•                  that the Company will not be able to enter into human clinical trials because of scientific, governmental or financial reasons, or that it will encounter problems in clinical trials that will cause a delay or suspension of the development of the product candidate;

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

It is possible that, for reasons including, but not limited to those set forth below, the Company may be unable to commercialize or receive royalties from the sale of any given developmental product, even if it is shown to be effective, if:

•                  the product is uneconomical or if the market for the product does not develop or diminishes;

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

The Company may be unable to commercialize its products if it is unable to protect its proprietary rights, and may be liable for significant costs and damages if it faces a claim of intellectual property infringement by a third party.

The Company’s success depends in part on its ability to obtain and maintain patents, protect trade secrets and operate without infringing upon the proprietary rights of others.  In the absence of patent and trade secret protection, competitors may adversely affect the Company’s business by independently developing and marketing substantially equivalent or superior products, possibly at lower prices.  The Company could also incur substantial costs in litigation and suffer diversion of attention of technical and management personnel if it is required to defend intellectual property infringement suits brought by third parties, with or without merit, or if required to initiate litigation against others to protect or assert intellectual property rights.  Moreover, any such litigation may not be resolved in favor of the Company.

The Company has received various patents covering the uses of its product candidates.  However, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and recently has been the subject of much litigation.  Any patents the Company has obtained, or may obtain in the future, may be challenged, invalidated or circumvented.  To date, no consistent policy has been developed by the United States Patent and Trademark Office regarding the breadth of claims allowed in biotechnology patents.

In addition, because patent applications in the United States are maintained in secrecy until patents issue, and because publication of discoveries in scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it and its licensors are the first creators of inventions covered by any licensed patent applications or patents or that the Company or such licensors are the first to file.  The United States Patent and Trademark Office may commence interference proceedings involving patents or patent applications, in which the question of first inventorship is contested.  Accordingly, the patents owned by or licensed to the Company may not be valid or may not afford the Company protection against competitors with similar intellectual property.

It is also possible that the Company’s patents may infringe on patents or other rights owned by others, licenses to which may not be available to the Company.  The Company may have to alter its products or processes, pay licensing fees or cease certain activities altogether because of patent rights of third parties.

In addition to the products for which the Company has patents or have filed patent applications, the Company relies upon unpatented proprietary technology and may not be able to meaningfully protect its rights with regard to that unpatented proprietary technology.

Critical Accounting Policies

The critical accounting policies of the Company include the use of estimates and allowances and their impact on accounts receivable, the useful lives of assets and the realizability of deferred tax assets.

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

Revenue Recognition

All revenue is from sales of bulk and finished dosage manufactured products and is recognized upon shipment to the customer.  Title and risk of ownership pass to the customer upon contractual shipment terms, either FOB destination or FOB shipping point.  Since returns are rare and generally not accepted, management has not made provision for returns.  In addition, product sold in bulk quantities is tested, prior to release for shipment, to ensure that it meets customer specifications, and in many cases, customers receive samples for their own testing.  Approval is obtained from the customer prior to shipping.  A significant change in these estimates could have a material impact on the results of operations.

Allowances for Doubtful Accounts

Accounts receivable is stated net of allowances for doubtful accounts.  Allowances for doubtful accounts are determined by each reporting unit on a specific item basis.  Management reviews the credit worthiness of individual customers and past payment history to determine the allowance for doubtful accounts.  Since the majority of sales at Dextran Products are export, Dextran Products maintains credit insurance through a crown corporation for the majority of its customers receivables.

Long-Lived Assets

Long-lived assets are stated at cost, less accumulated depreciation or amortization computed using the straight-line method based on their estimated useful lives ranging from three to fifteen years.  Useful life is the period over which the asset is expected to contribute to the Company’s cash flows.  A significant change in these estimates could have a material impact on the results of operations.  The Company reviews the recoverability of its long-lived assets, including buildings, equipment and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.  The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations.  If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value.  The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets as well as other fair value determinations.

Deferred Tax Assets

The Company has recorded a valuation allowance on deferred tax assets primarily related to operating loss carryforwards of the U.S. operations based on the uncertainty involved with the Joint Venture.  A change in the outlook for future taxable income in the U.S. operations could result in the recognition of some portion or all of these loss carryforwards, which could result in a material increase in the results of operations through the recovery of deferred tax assets.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in their entirety, or as hybrid instruments with debt host contracts and embedded derivative features.  The Statement is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003.  The Company will account for any derivative instruments and hedging activities in accordance with SFAS 149.  The Company does not expect the adoption of this amendment to have a material impact on the Company’s results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51” (the “Interpretation”). The Interpretation introduces a new consolidation model - the variable interests model - which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. The Interpretation requires disclosure of certain information in financial statements initially issued after January 31, 2003, if it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when Interpretation 46 becomes effective.

The Company will account for any variable interest entities in accordance with FIN 46. The adoption of this Interpretation had no impact on the Company’s results of operations or financial condition.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 requires any gain or loss on extinguishments of debt to be classified as income or loss from continuing operations, rather than as an extraordinary item.  Effective February 1, 2003, the Company accounts for any extinguishments of debt in accordance with SFAS 145.  The adoption of this statement had no impact on the Company’s results of operations or financial condition.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should be measured initially at fair value. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.  Effective January 1, 2003, the Company accounts for any exit costs or disposal activities in accordance with SFAS No. 146.  The adoption of SFAS No. 146 had no impact on the Company’s results of operations or financial condition.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 clarifies and expands on existing disclosure requirements for a guarantor regarding its obligations under certain guarantees it has issued. FIN No. 45 also requires that the guarantor must recognize a liability for the fair value of its obligations under certain guarantees.  The disclosure requirements are effective for fiscal years ending after December 15, 2002.  The initial recognition and measurement provisions apply on a prospective basis to guarantees issued after December 31, 2002.  The Company has adopted the disclosure requirements of FIN No. 45 effective January 31, 2003, and has adopted the recognition and measurement provisions for guarantees issued after December 31, 2002.  The adoption of FIN 45 had no impact on the Company’s results of operations or financial condition.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  SFAS No. 148 is effective for fiscal years ending after December 15, 2002.  The Company has elected to continue to use the intrinsic value based method under the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and has adopted the required disclosures of SFAS No. 148 effective January 31, 2003.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of

Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations for a disposal of a segment of a business.”  The Company adopted SFAS No. 144 as of February 1, 2002.  The adoption of SFAS No. 144 had no impact on the Company’s results of operations or financial condition.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  SFAS No. 143 applies to all entities and requires legal obligations arising from the retirement of tangible long-lived assets associated with their acquisition, construction, or development and (or) normal operation, except for certain lease obligations, to be initially measured at their fair value.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  Effective February 1, 2003, the Company accounts for any asset retirement obligations in accordance with SFAS 143. The adoption of SFAS No. 143 had no impact on the Company’s results of operations or financial condition.

Forward-Looking Statements

This Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to statements regarding management’s expectations of regulatory approval and the commencement of sales.  In addition, statements containing expressions such as “believes”, “anticipates”, “plans” or “expects” used in this Form 10-Q, the Company’s Annual Report, and the Company’s periodic reports on Forms 10-K and 10-Q previously filed with the Securities and Exchange Commission are intended to identify forward-looking statements.  The Company cautions that various risks and uncertainties and other factors could cause actual results to differ materially from those expressed in or implied by the forward-looking statements.  These factors include, without limitation, changing market conditions, the progress of clinical trials, and the results obtained, the establishment of new corporate alliances, the impact of competitive products and pricing, the timely development, FDA approval and market acceptance of the Company’s products, and the other risks discussed above, none of which can be assured.

The forward-looking statements contained in this quarterly report speak only as to the date of this report.  Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this quarterly report, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

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

While the majority of the sales of Dextran Products, the Company's Canadian operations, are denominated in United States dollars, the majority of its expenses are incurred in Canadian dollars.  The majority of the assets and liabilities of Dextran Products are denominated in Canadian dollars prior to the currency translation adjustment necessary for preparation of the financial statements of the Company contained in this report.  Therefore, Dextran Products has a net asset exposure to the United States dollar.  When the Canadian dollar rises in value relative to the United States dollar, the carrying value of the assets and liabilities of Dextran Products as stated in United States dollars increases.  A rise in the Canadian dollar relative to the United States dollar also results in a decrease in gross margins and net income of Dextran Products.  Dextran Products also experiences a foreign exchange loss when the Canadian dollar rises in relation to the United States dollar due to this net asset exposure.  Similarly, a decline in the Canadian dollar relative to the United States dollar results in a foreign exchange gain and increased gross margins and net income at Dextran Products.

Management monitors currency fluctuations to ensure that an acceptable margin level at Dextran Products is maintained.  Management has the ability, to some extent, to adjust sales prices to maintain an acceptable margin level.

The following table presents information about the Company’s financial instruments other than accounts receivable that are sensitive to changes in foreign currency exchange rates.  All financial instruments are held for other than trading purposes.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
	1/31/04	1/31/05	1/30/06	1/31/07	1/31/08	Thereafter	Total	Fair Value
	(US$ Equivalent)
Liabilities:
Long-term debt:
Fixed rate ($CDN)	110,388	117,703	101,035	100,863	—	—	429,989	429,989
Average interest rate	8.45%	8.49%	9.00%	9.00%	—	—	8.73%

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

	Expected Maturity Date
	1/31/04	1/31/05	1/30/06	1/31/07	1/31/08	Thereafter	Total	Fair Value
	(US$ Equivalent)
Assets:
Notes receivable:
(Variable rate ($US)	46,976	56,718	60,121	63,728	67,552	222,096	517,191	517,191
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.0%	6.00%

Liabilities:
Long-term debt:
Fixed rate ($US)	280,365	—	—	—	—	—	280,365	280,365
Average interest rate	8.11%	—	—	—	—	—	8.11%
Fixed rate ($CDN)	110,388	117,703	101,035	100,863	—	—	429,989	429,989
Average interest rate	8.45%	8.49%	9.00%	9.00%	—	—	8.73%
Variable rate ($US)	(432)	1,042	1,104	1,170	1,241	678,083	682,208	682,208
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%

Item 4.  Controls and Procedures.

(a)                                  Evaluation of Controls and Procedures

Within 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of its disclosure controls and procedures.  Based on this evaluation, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

(b)                                  Changes in Controls and Procedures

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company’s most recent evaluation.

PART II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)                                  Exhibits

3.1                        Memorandum of Association of Polydex Pharmaceuticals Limited, as amended to date (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)

3.2                        Articles of Association of Polydex Pharmaceuticals Limited, as amended to date (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed September 13, 1999, and incorporated herein by reference)

99.1                  Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2                  Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

There were no reports on Form 8-K filed during the fiscal quarter ended April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	June 16, 2003

POLYDEX PHARMACEUTICALS LIMITED
(Registrant)

		By	/s/ George G. Usher
George G. Usher, Chairman, President and Chief Executive Officer (Principal Executive Officer)

		By	/s/ Sharon L. Wardlaw
Sharon L. Wardlaw, Treasurer, Secretary and Chief Financial and Accounting Officer (Principal Financial Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, George G. Usher, Chief Executive Officer of Polydex Pharmaceuticals Limited (the “Company”) do hereby certify that:

(1)                                  I have reviewed this quarterly report on Form 10–Q of the Company for the quarterly period ended April 30, 2003;

(2)                                  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)                                  Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this quarterly report;

(4)                                  The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the Company and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was being prepared;

(b)                                 evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)                                  The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6)                                  The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 16, 2003

/s/ George G. Usher
Chief Executive Officer
Polydex Pharmaceuticals Limited

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Sharon L. Wardlaw, Chief Financial Officer of Polydex Pharmaceuticals Limited (the “Company”) do hereby certify that:

(1)                                  I have reviewed this quarterly report on Form 10–Q of the Company for the quarterly period ended April 30, 2003;

(2)                                  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)                                  Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this quarterly report;

(4)                                  The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the Company and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was being prepared;

(b)                                 evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)                                  The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6)                                  The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 16, 2003

/s/ Sharon L. Wardlaw
Chief Financial Officer
Polydex Pharmaceuticals Limited

Exhibit Index

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002