Form 10-Q
period 2003-07-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2003-09-15
CIK 317158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

Indicate by check whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value	3,027,796 shares
(Title of Class)	(Outstanding at September 5, 2003)

POLYDEX PHARMACEUTICALS LIMITED

Item 6	EXHIBITS AND REPORTS ON FORM 8-K	31

	Signatures	33

PART I
FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited).

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets

(Expressed in United States dollars)

	(Unaudited)
	July 31 2003	January 31 2003

Assets

Current assets:
Cash	$654,576	$280,748
Trade accounts receivable	765,675	1,351,515
Inventories:
Finished goods	1,956,251	1,678,250
Work in process	79,826	59,478
Raw materials	702,676	528,235

Inventories	2,738,753	2,265,963
Prepaid expenses and other current assets	78,433	80,324

	4,237,437	3,978,550

Property, plant and equipment, net	4,766,459	4,665,809
Patents, net	75,971	87,062
Due from shareholder	946,195	981,153

	$10,026,062	$9,712,574

	(Unaudited)
	July 31 2003	January 31 2003

Liabilities and Shareholders’ Equity

Current liabilities:
Bank indebtedness	$255,809	$—
Accounts payable	1,215,734	1,205,383
Accrued liabilities	528,437	423,059
Due to Sparhawk Laboratories, Inc.	101,453	101,453
Customer deposits received	110,687	137,343
Income taxes payable	49,154	33,010
Current portion of long-term debt	409,944	439,059
Current portion of capital lease obligations	125,088	110,387

	2,796,306	2,449,694

Long-term debt	123,516	186,776
Capital lease obligations	283,323	319,602
Due to shareholder	683,611	682,225
Deferred income taxes	154,018	49,750

Total liabilities	4,040,774	3,688,047

Shareholders’ equity:
Capital stock
Authorized:
100,000 Class A preferred shares, par value $0.10 per share
899,400 Class B preferred shares, par value $0.0167 per share
10,000,000 common shares, par value $0.0167 per share
Issued and outstanding:
899,400 Class B preferred shares	15,010	15,010
3,027,796 common shares (2003 - 3,027,777)	50,434	50,434
Contributed surplus	23,224,128	23,224,128
Deficit	(16,804,644)	(16,278,269)
Accumulated other comprehensive loss	(499,640)	(986,776)

	5,985,288	6,024,527

	$10,026,062	$9,712,574

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations (Unaudited)

(Expressed in United States dollars)

	Three Months Ended July 31 2003	Three Months Ended July 31 2002	Six Months Ended July 31 2003	Six Months Ended July 31 2002

Sales	$3,058,369	$2,647,400	$6,354,887	$5,972,010
Cost of products sold	2,373,364	1,946,153	4,891,594	4,301,568

	685,005	701,247	1,463,293	1,670,442

Expenses:
General and administrative	538,879	411,556	963,857	787,501
Depreciation	148,701	138,431	291,058	273,631
Research and development	12,333	57,216	21,772	112,542
Interest expense	34,204	38,712	69,576	80,097
Selling and promotion	38,185	31,800	82,398	65,201
Foreign exchange (gain) loss	32,206	(377)	224,383	28,074
Amortization	5,545	5,545	11,091	11,091

	810,053	682,883	1,664,135	1,358,137

Income (loss) from operations	(125,048)	18,364	(200,842)	312,305

Other income (loss):
Other income (expense)	(55,701)	2,434	(194,695)	4,864

Income (loss) before provision for income taxes	(180,749)	20,798	(395,537)	317,169

Provision for income taxes	56,056	56,638	130,838	208,007

Net income (loss) for the period	$(236,805)	$(35,840)	$(526,375)	$109,162

Per share information:
Earnings (loss) per common share for the period:
Basic	$(0.08)	$(0.01)	$(0.17)	$0.04
Diluted	$(0.08)	$(0.01)	$(0.17)	$0.04

Weighted average number of common shares outstanding for the period	3,027,796	3,027,777	3,027,796	3,027,777

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) (Unaudited)

(Expressed in United States dollars)

	Six Months Ended July 31 2003	Six Months Ended July 31 2002

Preferred Shares:
Balance, beginning and end of period	$15,010	$15,010

Common Shares:
Balance, beginning and end of period	$50,434	$50,434

Contributed Surplus:
Balance, beginning and end of period	$23,224,128	$23,224,128

Deficit:
Balance, beginning of period	$(16,278,269)	$(15,604,528)
Net income (loss) for the period	(526,375)	109,162

Balance, end of period	$(16,804,644)	$(15,495,366)

Accumulated Other Comprehensive Loss:
Balance, beginning of period	$(986,776)	$(1,199,627)
Currency translation adjustment for the period	487,136	34,835

Balance, end of period	$(499,640)	$(1,164,792)

Comprehensive Income (Loss) for the period:
Net income (loss) for the period	$(526,375)	$109,162
Currency translation adjustment for the period	487,136	34,835

	$(39,239)	$143,997

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States dollars)

	Six Months Ended July 31 2003	Six Months Ended July 31 2002

Cash provided by (used in):

Operating activities:
Net income (loss) for the period	$(526,375)	$109,162
Add (deduct) items not affecting cash:
Depreciation and amortization	302,149	284,722
Imputed interest on long-term debt	12,664	17,872
Deferred tax provision	99,153	127,730
Net change in non-cash working capital balances related to operations	308,581	(19,089)

	196,172	520,397

Investing activities:
Additions to property, plant and equipment	(130,211)	(136,146)
Decrease in due from shareholder	34,958	22,313
Advance to Sparhawk Laboratories, Inc.	—	(1,575)

	(95,253)	(115,408)

Financing activities:
Repayment of long-term debt	(105,039)	(147,957)
Repayment of capital lease obligations	(28,845)	(48,509)
Increase (decrease) in due to shareholder	1,386	(814)
Increase (decrease) in bank indebtedness	255,809	(135,457)

	123,311	(332,737)

Effect of exchange rate changes on cash	149,597	1,998

Increase (decrease) in cash position	373,828	74,250

Cash, beginning of period	280,748	123,418

Cash, end of period	$654,576	$197,668

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

	Three Months Ended July 31 2003	Three Months Ended July 31 2002	Six Months Ended July 31 2003	Six Months Ended July 31 2002

Sales:
Dextran	$1,333,004	$1,107,167	$2,631,945	$2,479,486
Less: intercompany sales elimination	91,819	128,140	174,740	299,481

	1,241,185	979,027	2,457,205	2,180,005
Chemdex	1,817,184	1,668,373	3,897,682	3,792,005

Total consolidated sales	$3,058,369	$2,647,400	$6,354,887	$5,972,010

Income (loss) before provision for income taxes:
Dextran	$115,935	$178,007	$149,276	$519,737
Chemdex	(89,437)	146	(227,505)	100,117

Total pre-tax income (loss) from segments	26,498	178,153	(78,229)	619,854
Less: Unallocated corporate expenses	207,247	157,355	317,308	302,685

Total consolidated pre-tax income (loss)	$(180,749)	$20,798	$(395,537)	$317,169

Total Revenue by significant customer:
Customer A	$388,930	$413,564	$839,387	$709,242
Customer B	401,438	244,655	684,193	687,579
Customer C	290,715	421,044	577,954	922,333

Sales Revenue by product group:
Bulk Dextran and derivatives	$1,241,185	$979,027	$2,457,205	$2,180,005
Sterile injectible veterinary products	1,119,988	931,687	2,167,063	2,203,468
Oral and topical veterinary products	697,196	736,686	1,730,619	1,588,537

Total consolidated sales	$3,058,369	$2,647,400	$6,354,887	$5,972,010

	July 31, 2003	January 31, 2003

Assets:
Dextran	$5,292,339	$4,918,829
Chemdex	3,558,311	3,569,090

Total assets from segments	8,850,650	8,487,919
Corporate assets	1,175,412	1,224,655

Total consolidated assets	$10,026,062	$9,712,574

1.      Basis of Presentation:

The information contained in the interim consolidated financial statements is condensed from that which would appear in annual consolidated financial statements.  The interim consolidated financial statements included herein should be read in conjunction with the audited financial statements, and notes thereto, and other financial information contained in the 2003 Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed by Polydex Pharmaceuticals Limited (the “Company”) with the Securities and Exchange Commission.  The unaudited interim consolidated financial statements as of July 31, 2003 and July 31, 2002 include all normal recurring adjustments which management considers necessary for a fair presentation.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.  The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries in which the Company has equal to or more than a 50% ownership interest and exercises control.

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

Revenue recognition

All revenue is from sales of bulk and finished dosage manufactured products and is recognized when title and risk of ownership of products pass to the customer.  Title and risk of ownership pass to the customer pursuant to the applicable sales contract, either upon shipment of product or upon receipt by the customer.

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

Earnings (loss) per common share

Basic earnings (loss) per common share are computed using the weighted average number of shares outstanding of 3,027,796 at July 31, 2003 (2002 - 3,027,777).  Diluted earnings (loss) per common share are computed using the weighted average number of shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock.  Incremental shares of nil and nil at July 31, 2003 and July 31, 2002, respectively, were used in the calculation of diluted earnings per common share.  Options to purchase 431,550 and 419,550 common shares at July 31, 2003 and July 31, 2002, respectively, were not included in the computation of diluted earnings per common share because their effect was anti-dilutive.

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

Pursuant to the Joint Venture Agreement, the Joint Venture Policy Committee (the “Policy Committee”) is responsible for the overall management of the Joint Venture, including the direction and control of the persons designated with the daily management responsibilities of the Joint Venture, and the general supervision of the management and conduct of the affairs of the Joint Venture.  The Policy Committee consists of five members, three of which are selected by Vet Labs and two of which are selected by Sparhawk.  Decisions of the Policy Committee require a simple majority vote.

Because the Company controls the operating, financing and investing decisions of the Joint Venture through Vet Labs’ control of the Policy Committee, it consolidates the Joint Venture’s assets, liabilities, revenue and expenses in the Company’s financial statements.

The Company has funded the Joint Venture’s cumulative losses since 1992 and, accordingly, has recorded 100% of these losses in the consolidated financial statements. At a future point in time, if the cumulative deficit of the Joint Venture is eliminated, a minority interest will be recorded.

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

On December 16, 2002, each of the parties to the Joint Venture Agreement agreed to the appointment by the Court of a Receiver, whose duties include (i) the supervision of the wind-up of the Joint Venture, including the submission to the Court of a proposed plan for the disposal or distribution of the property of the Joint Venture and the allocation of the Joint Venture’s assets and liabilities among the parties, and (ii) the oversight of the operations of the Joint Venture during the winding-up period in order to keep and preserve the assets thereof.  Legal and receiver costs of $198,690 at July 31, 2003 are included in other income (expense) on the consolidated statements of operations.

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

Subject to the exercise of the Option, upon winding up of the Joint Venture, all assets used in the Joint Venture operations that were owned by the respective members of the Joint Venture prior to the formation of the Joint Venture are expected to be returned to the respective owner.  There are no assets of Sparhawk included in the consolidated financial statements of the Company.  Sparhawk does own rights to certain generic products currently produced by the Joint Venture, all of which belong to the liquids product line, which will be returned to Sparhawk upon wind-up.  Sales of these products amounted to approximately $1,065,000 in fiscal 2003, and $463,000 in the six month peroid ended July 31, 2003.  Rights to several of the products currently produced by the Joint Venture, including iron dextran, are owned by the Company and are expected to be returned to the Company, although ownership of certain of these product rights may be disputed by Sparhawk.  Sales of these products amounted to to approximately $5,112,000 in fiscal 2003 and $2,148,000 for the six month period ended July 31, 2003.  The Company plans to continue production of the products to which Vet Labs owns the rights after the winding up of the Joint Venture.  However, no assurance can be given that sales of these products by the Company after the dissolution of the Joint Venture will be consistent with those achieved by the Joint Venture.

Assets purchased by the Joint Venture and rights to products developed by the Joint Venture are expected to be distributed to the members of the Joint Venture as part of the winding-up process.  Assets and liabilities owned by the Joint Venture are currently included in the Company’s financial statements with a book value of $2,218,820 and $1,255,250, respectively.  Depending upon the allocation of the Joint Venture assets upon dissolution, the Company may not receive ownership of the rights to products developed by the Joint Venture.  Sales of these products amounted to approximately $2,034,000 in fiscal 2003 and $1,287,000 during the six month period ended July 31, 2003.

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

If such a settlement resulted in Vet Labs selling its interest in the Joint Venture to Sparhawk, the Company’s financial statements would show a significant decline in revenues and possibly a small decline in income before income taxes, which would be at least partially offset by the consideration received by Vet Labs in exchange for the sale of its Joint Venture interest.  The sale proceeds would be allocated to the Joint Venture assets and liabilities and any excess would be recorded as a gain.  At July 31, 2003, the carrying value of the Joint Venture assets and liabilities is $2,218,820 and $1,255,250, respectively.  During the year ended January 31, 2003, sales of the Joint Venture operations totaled $8,209,947 and net income before income taxes was $31,520.  During the six month period ended July 31, 2003, sales of the Joint Venture amounted to $3,897,682, and net income before taxes totaled $20,382.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The fiscal year of Polydex Pharmaceuticals Limited (the “Company”) ends on January 31 of each year.  Therefore fiscal year 2004 refers to the Company’s fiscal year ended January 31, 2004.  The following discussion should be read in conjunction with the July 31, 2003 consolidated financial statements and notes thereto included elsewhere in this report.  Operating results for the second quarter ended July 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2003.  All amounts are in United States dollars unless otherwise denoted.

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

Net loss for the second quarter ended July 31, 2003 was $236,805, or $0.08 per share, as compared to a net loss $35,840, or $0.01 per share, for the quarter ended July 31, 2002.  This decline in results is primarily due to losses at Chemdex and increased corporate administrative costs, including insurance. The majority of the losses at Chemdex are due to legal and receiver fees relating to the Vet Labs – Sparhawk Joint Venture (as described below in “The Vet Labs – Sparhawk Joint Venture”).  In addition, the Company experienced a foreign exchange loss at Dextran Products.  This foreign exchange loss at Dextran Products is due to an increase in the value of the Canadian dollar relative to the value of the U.S. dollar.  Dextran Products has a significant net asset exposure to the U.S. dollar because the majority of its accounts receivable balance is in U.S. dollars, while the majority of its expenses are in Canadian dollars.

During the second quarter ended July 31, 2003, the Company had a loss from operations of $180,749, as compared to income from operations of $20,798 for the second quarter of fiscal 2003.  This decline in results from operations is primarily due to increased corporate administrative costs and a decline in margins at both operating subsidiaries as compared to the same quarter last year, and the foreign exchange loss at Dextran Products.

Sales volume for the second quarter of fiscal 2004 increased from $2,647,400 to $3,058,369, representing an increase of $410,969 or 16%, as compared to the second quarter of fiscal 2003.  Sales at Dextran Products to third parties increased by $262,158 or 26% as compared to the same quarter in fiscal 2003.  This increase in sales at Dextran Products is primarily due to increased product demand.  Sales at Chemdex during the second quarter of fiscal 2004 increased by $148,811 or 9% as compared to the same quarter in fiscal 2003.  This increase at Chemdex is primarily due to the introduction of a new contract fill product and a new injectable product.

The summer months are typically slower sales months for Chemdex as large animals are put outdoors to pasture and therefore have less need for vitamins and other supplements.  As expected, Chemdex’ second quarter sales were less than first quarter sales in fiscal 2004, however, management is forecasting higher sales levels for the third quarter of fiscal 2004.  Management is expecting Dextran Products’ sales levels in the third quarter to be consistent with sales levels achieved in the second quarter of fiscal 2004.

Overall, the Company’s gross margin decreased from 26% in the second quarter of fiscal 2003 to 22% in the second quarter of fiscal 2004.  Dextran Products’ gross margin decreased from 38% in the second quarter of fiscal 2003 to 32% during the second quarter of fiscal 2004.  Chemdex’ gross margin decreased from 17% in the second quarter of fiscal 2003 to 14% in the second quarter of fiscal 2004.

The margin decrease at Dextran Products is primarily a result of a large increase in the value of the Canadian dollar in relation to the U.S. dollar.  The majority of the sales at Dextran Products are denominated in U.S. dollars, but all costs are incurred in Canadian dollars. Management expects sales and margins to continue at similar levels at Dextran Products for the foreseeable future.

The margin decrease at Chemdex is a result of a product mix variance, as Chemdex experienced decreased sales in its highest margin product, and increased sales in its lower margin product lines, as compared to the second quarter of fiscal 2003.

General and administrative expenses in the second quarter of fiscal 2004 were $538,879, representing an increase of $127,323, or 31%, from the second quarter of fiscal 2003.  This increase is due primarily to increased insurance and other corporate administrative costs and the hiring of a new general manager at Chemdex in the fourth quarter of fiscal 2003 to oversee the joint venture operations and its management on behalf of the Company.  Selling and promotional expenses in the second quarter of fiscal 2004 were generally consistent with the same period in fiscal 2003.

Interest expense in the second quarter of fiscal 2004 was $34,204, representing a decrease of $4,508, or 12%, as compared to the second quarter in fiscal 2003, due to the repayment of long-term debt and capital lease obligations.  Depreciation and amortization in the second quarter of fiscal 2004 was $154,246, representing an increase of $10,270, or 7%, from the second quarter of fiscal 2003 primarily due to the installation of new equipment at Dextran Products.

Other expenses in the second quarter of fiscal 2004 consist of $57,686 of legal and receiver fees relating to the winding up of the Vet Labs - Sparhawk Joint Venture.  The Company did not incur similar expenses during the same period in fiscal 2003.

Due to continued direct funding of research and development expenses by third party public and/or private sector groups, the Company’s research and development costs in the second quarter of fiscal 2004 decreased by $44,883, or 78%, to $12,333 as compared to the second quarter of fiscal 2003.  Funding from existing third-party sources for existing research and development projects is expected to continue at historic levels for the foreseeable future.  The Company’s research and development expenditures are expected to increase over the remainder of the year due to additional development activities the Company expects to perform and fund outside of its partnership relationships.

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

•              An Expanded Safety Study at three sites in the United States involves 60 healthy women and is expected to be completed by the fourth quarter of fiscal 2004; and

•              A Safety Study in Cameroon is being carried out in collaboration with Family Health International.  The final report is expected by the third quarter of fiscal 2004.

Research and development relating to the Company’s cystic fibrosis product, Usherdex (now identified by BCY as DCF 987), is being conducted and funded directly by BCY Lifesciences Inc.

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

Liquidity and Capital Resources

In the second quarter of fiscal 2004, the Company had cash flow from operations of $267,209, compared to $90,463 in the second quarter of fiscal 2003.  This increase of $176,746, or 195%, is primarily attributable to collections of trade accounts receivable during the quarter.

At July 31, 2003, the Company had trade accounts receivable of $765,675 compared to $1,351,515 at January 31, 2003 and $1,232,922 at April 30, 2003.  The decrease in trade accounts receivable during the second quarter of fiscal 2004 was primarily due to increased collections at Chemdex during the quarter and reduced sales towards the end of the quarter.

At July 31, 2003, the Company had inventory valued at $2,738,753, compared to $2,265,963 at January 31, 2003 and $2,490,471 at April 30, 2003.  The increase in inventory is in anticipation of third quarter sales.

The Company had accounts payable of $1,215,734 at July 31, 2003 as compared to $1,322,369 at April 30, 2003 and $1,205,383 at January 31, 2003.

The Company had customer deposits received of $110,687 at July 31, 2003 as compared to $5,539 at April 30, 2003 and $137,343 at January 31, 2003.  The change in the customer deposits received balance is due to timing of collections from customers.

The Company experienced no significant changes in financing or investing activities and made no significant capital expenditures during the second quarter of 2004.

The Company experienced a currency translation adjustment gain of $43,763 during the second quarter of fiscal 2004 as compared to a loss of $40,814 during the second quarter of fiscal 2003.  Dextran Products’ functional currency is the Canadian dollar.  This currency translation adjustment is entirely attributable to the translation of Dextran Products financial statements to U.S. dollars.

Dextran Products has a CDN$750,000 (US$533,000) line of credit, of which $255,809 was utilized at July 31, 2003.  Management anticipates using the credit line for the purposes of funding a portion of the costs associated with the refurbishment of the Toronto facility.  The Vet Labs – Sparhawk Joint Venture has a $175,000 line of credit to fund operations, none of which was utilized at July 31, 2003.  There have been no new capital lease obligations during the second quarter of fiscal 2004.  All long-term debt is due in the next two years, while capital lease obligations are due over the next four years.

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

Pursuant to the Joint Venture Agreement, the Joint Venture Policy Committee (the “Policy Committee”) is responsible for the management of the Joint Venture, including the direction and control of the persons designated with the daily management responsibilities of the Joint Venture, and the general supervision of the management and conduct of the affairs of the Joint Venture.  The Policy Committee consists of five members, three of which are selected by Vet Labs and two of which are selected by Sparhawk.  Decisions of the Policy Committee require a simple majority vote.

Because the Company controls the operating, financing and investing decisions of the Joint Venture through Vet Labs’ control of the Policy Committee, it consolidates the Joint Venture’s assets, liabilities, revenue and expenses in the Company’s financial statements.

The Company has funded the Joint Venture’s cumulative losses since 1992 and, accordingly, has recorded 100% of these losses in the consolidated financial statements. At a future point in time, if the cumulative deficit of the Joint Venture is eliminated, a minority interest will be recorded.

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

On December 16, 2002, each of the parties to the Joint Venture Agreement agreed to the appointment by the Court of a Receiver, whose duties include (i) the supervision of the wind-up of the Joint Venture, including the submission to the Court of a proposed plan for the disposal or distribution of the property of the Joint Venture and the allocation of the Joint Venture’s assets and liabilities among the parties, and (ii) the oversight of the operations of the Joint Venture during the winding-up period in order to keep and preserve the assets thereof.  The Company has incurred legal and receiver costs of $198,690 for the six-month period ended July 31, 2003.

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

Subject to the exercise of the Option, upon winding up of the Joint Venture, all assets used in the Joint Venture operations that were owned by the respective members of the Joint Venture prior to the formation of the Joint Venture are expected to be returned to the respective owner.  There are no assets of Sparhawk included in the consolidated financial statements of the Company.  Sparhawk does own rights to certain generic products currently produced by the Joint Venture, all of which belong to the liquids product line, which will be returned to Sparhawk upon wind-up.  During the six months ended July 31, 2003, sales of these products amounted to approximately $463,000.  Rights to several of the products currently produced by the Joint Venture, including iron dextran, are owned by the Company and are expected to be returned to the Company, although ownership of certain of these product rights may be disputed by Sparhawk.  During the six months ended July 31, 2003, sales of these products amounted to approximately $2,148,000.  The Company plans to continue production of the products to which Vet Labs owns the rights after the winding up of the Joint Venture.  However, no assurance can be given that sales of these products by the Company after the dissolution of the Joint Venture will be consistent with those achieved by the Joint Venture.

Assets purchased by the Joint Venture and rights to products developed by the Joint Venture are expected to be distributed to the members of the Joint Venture as part of the winding up process.  Assets and liabilities owned by the Joint Venture are currently included in the Company’s financial statements with a book value of $2,218,820 and $1,255,250, respectively.  Depending upon the allocation of the Joint Venture assets upon dissolution, the Company may not receive ownership of the rights to products developed by the Joint Venture.  During the six months ended July 31, 2003, sales of these products amount to approximately $1,287,000.

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

If such a settlement resulted in Vet Labs selling its interest in the Joint Venture to Sparhawk, the Company’s financial statements would show a significant decline in revenues and possibly a small decline in income before income taxes, which would be at least partially offset by the consideration received by Vet Labs in exchange for the sale of its Joint Venture interest.  During the first six months of fiscal 2004, sales of the Joint Venture amounted to $3,897,682, and income before income taxes totaled $20,382.

The Company does not expect that a sale of Vet Labs’ Joint Venture interest would have an adverse effect on the operations of Dextran Products, because sales by Dextran Products to Chemdex and the Joint Venture are not significant.

Related Party Transactions

In August 1997, the Company loaned Thomas C. Usher, its Vice-Chairman, Director of Research and Development, and a member of its Board of Directors, $691,500 at an interest rate equal to the prime rate of Toronto Dominion Bank plus 1.50% (the “Loan”).  The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher.  Repayment of the Loan is accomplished by monthly payments and through offsets by the Company against royalty payments due Thomas C. Usher pursuant to intellectual property license agreements and bonus payments, if any, granted Thomas C. Usher as an employee of the Company.  The amount outstanding under the Loan as of July 31, 2003 was $498,209, as compared to $517,190 at January 31, 2003, including accrued interest.  The Company has taken a cumulative provision of $228,468 against accrued interest on this loan as of July 31, 2003 (January 31, 2003 - $212,491).

In August 1999, Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the “Receivables”) due to the Company from Novadex Corp.  The Receivables have no specific repayment terms.  The total outstanding amount of the Receivables as of July 31, 2003 was $426,454, representing no change from January 31, 2003.  Thomas C. Usher also owes $250,000 to a subsidiary of the Company, Novadex International

Limited, as of July 31, 2003.  The outstanding amount of this loan has not changed from January 31, 2003.

The Company also has an outstanding loan payable to Ruth Usher, a member of the Board of Directors.  The amount due from the Company pursuant to this loan increased to $683,611 at July 31, 2003 from $682,225 at January 31, 2003 due to interest charges less monthly payments by the Company.

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

Revenue Recognition

All revenue is from sales of bulk and finished dosage manufactured products and is recognized when title and risk of ownership of products pass to the customer.  Title and risk of ownership pass to the customer pursuant to the applicable sales contract, either upon shipment of product or upon receipt by the customer.  Since returns are rare and generally not accepted, management has not made provision for returns.  In addition, product sold in bulk quantities is tested, prior to release for shipment, to ensure that it meets customer specifications, and in many cases, customers receive samples for their own testing.  Approval is obtained from the customer prior to shipping.  A significant change in these estimates could have a material impact on the results of operations.

Allowance for Doubtful Accounts

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 establishes standards for the measurement and classification of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.  Effective June 1, 2003, the Company accounts for financial instruments in accordance with SFAS No. 150.  The adoption of this standard had no impact on the consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in their entirety, or as hybrid instruments with debt host contracts and embedded derivative features.  The Statement is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003.  Effective July 1, 2003, the Company accounts for any derivative instruments and hedging activities in accordance with SFAS 149.  The adoption of this amendment had no impact on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51” (the “Interpretation”). The Interpretation introduces a new consolidation model - the variable interests model - which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. The Interpretation requires disclosure of certain information in financial statements initially issued after January 31, 2003, if it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when Interpretation 46 becomes effective. The Company will account for any variable interest entities in accordance with FIN 46. The adoption of this Interpretation had no impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 requires any gain or loss on extinguishments of debt to be classified as income or loss from continuing operations, rather than as an extraordinary item.  Effective February 1, 2003, the Company will account for any extinguishments of debt in accordance with SFAS 145.  The adoption of this standard had no impact on the Company’s consolidated statements of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should be measured initially at fair value. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.  Effective January 1, 2003, the Company will account for any exit costs or disposal activities in accordance with SFAS No. 146.  The adoption of SFAS No. 146 had no impact on the Company’s consolidated statements of operations.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 clarifies and expands on existing disclosure requirements for a guarantor regarding its obligations under certain guarantees it has issued. FIN No. 45 also requires that the guarantor must recognize a liability for the fair value of its obligations under certain guarantees.  The disclosure requirements are effective for fiscal years ending after December 15, 2002.  The initial recognition and measurement provisions apply on a prospective basis to guarantees issued after December 31, 2002.  The Company has adopted the disclosure requirements of FIN No. 45 effective January 31, 2003, and has adopted the recognition and measurement provisions for guarantees issued after December 31, 2002.  The adoption of FIN 45 had no impact on the Company’s consolidated statements of operations.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations for a disposal of a segment of a business.”  The Company adopted SFAS No. 144 as of February 1, 2002.  The adoption of SFAS No. 144 had no impact on the Company’s consolidated statements of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  SFAS 143 applies to all entities and requires legal obligations arising from the retirement of tangible long-lived assets associated to their acquisition, construction, or development and (or) normal operation, except for certain lease obligations, to be initially measured at their fair value.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  Effective February 1, 2003, the Company will account for any asset retirement obligations in accordance with SFAS 143. The adoption of SFAS No. 143 had no impact on the Company’s consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Exchange Rate Sensitivity

The Company’s operations consist of manufacturing activities in the United States and Canada.  The Company’s products are sold in North America, Europe and the Pacific Rim.

While the majority of the sales of Dextran Products, the Company’s Canadian operation, are denominated in United States dollars, the majority of its expenses are incurred in Canadian dollars.  The majority of the assets and liabilities of Dextran Products are denominated in Canadian dollars prior to the currency translation adjustment necessary for preparation of the financial statements of the Company contained in this report.  Therefore, Dextran Products has a net asset exposure to the United States dollar.  When the Canadian dollar rises in value relative to the United States dollar, the carrying value of the assets and liabilities of Dextran Products as stated in United States dollars increases.  A rise in the Canadian dollar relative to the United States dollar also results in a decrease in gross margins and net income of Dextran Products.  Dextran Products also experiences a foreign exchange loss when the Canadian dollar rises in relation to the United States dollar due to this net asset exposure.  Similarly, a decline in the Canadian dollar relative to the United States dollar results in a foreign exchange gain and increased gross margins and net income at Dextran Products.

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

	Expected Maturity Date
	1/31/04	1/31/05	1/30/06	1/31/07	1/31/08	Thereafter	Total	Fair Value
	(US$ Equivalent)
Liabilities:
Long-term debt:
Fixed rate ($CDN)	116,402	124,116	106,540	106,359	—	—	453,417	453,417
Average interest rate	8.45%	8.49%	9.00%	9.00%	—	—	8.73%

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

	Expected Maturity Date
	1/31/04	1/31/05	1/30/06	1/31/07	1/31/08	Thereafter	Total	Fair Value
	(US$ Equivalent)
Assets:
Notes receivable:
Variable rate ($US)	48,878	56,832	60,242	63,856	67,668	219,695	517,191	517,191
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.0%	6.00%

Liabilities:
Long-term debt:
Fixed rate ($US)	280,365	—	—	—	—	—	280,365	280,365
Average interest rate	8.11%	—	—	—	—	—	8.11%
Fixed rate ($CDN)	116,402	124,116	106,540	106,359	—	—	453,417	453,417
Average interest rate	8.45%	8.49%	9.00%	9.00%	—	—	8.73%
Variable rate ($US)	(432)	1,042	1,104	1,170	1,241	678,083	682,208	682,208
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%

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

PART II

OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)                        The 2003 Annual General Meeting of the Members was held on July 16, 2003.

(b)                       Not applicable.

(c)                        At the Annual Meeting, Mr. George G. Usher and Mr. Thomas C. Usher were elected as directors of the Company to hold office for a three-year term expiring at the Annual General Meeting of the Members held in 2006 or until successors are duly elected and qualified.  The tabulation of votes in person or by proxy at the Annual Meeting with respect to Mr. George G. Usher’s and Mr. Thomas C. Usher’s election are as follows:

	Class	Votes For		Votes Withheld	Abstentions and Non-Votes
George G. Usher	Common Shares	2,009,653		129,549	1,018,124
	Class B Preferred Shares	1,798,800	(1)	—	—

Thomas C. Usher	Common Shares	2,009,593		129,609	1,018,124
	Class B Preferred Shares	1,798,800	(1)	—	—

(1)           Class B Preferred Shares are entitled to two (2) votes per share.

Item 6.  Exhibits and Reports on Form 8-K.

(a)                        Exhibits

3.1                                 Memorandum of Association of Polydex Pharmaceuticals Limited, as amended to date (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)

3.2                                 Articles of Association of Polydex Pharmaceuticals Limited, as amended to date (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed September 13, 1999, and incorporated herein by reference)

31.1                           Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2                           Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1                           Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                       Reports on Form 8-K

There were no reports on Form 8-K filed during the fiscal quarter ended July 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:       September 11, 2003

POLYDEX PHARMACEUTICALS LIMITED
(Registrant)

By	/s/ George G. Usher
George G. Usher, Chairman, President and Chief Executive Officer (Principal Executive Officer)

By	/s/ Sharon L. Wardlaw
Sharon L. Wardlaw, Treasurer, Secretary and Chief Financial and Accounting Officer (Principal Financial Officer)

Exhibit Index

31.1                           Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2                           Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1                           Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002