Form 10-Q
period 2003-10-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2003-12-15
CIK 317158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

Indicate by check whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes   ☐                  No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value	3,027,796 shares
(Title of Class)	(Outstanding at December 12, 2003)

POLYDEX PHARMACEUTICALS LIMITED

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

3

Item 1	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	3

	Consolidated Balance Sheets October 31, 2003 and January 31, 2003	3

	Consolidated Statements of Operations and Comprehensive Income Three months ended October 31, 2003 and October 31, 2002 Nine months ended October 31, 2003 and October 31, 2002	5

	Consolidated Statements of Shareholders’ Equity Nine months ended October 31, 2003 and October 31, 2002	6

	Consolidated Statements of Cash Flows Nine months ended October 31, 2003 and October 31, 2002	7

	Segmented Information Three months ended October 31, 2003 and October 31, 2002 Nine months ended October 31, 2003 and October 31, 2002	8

	Notes to Consolidated Financial Statements (Unaudited)	9

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

Item 4	CONTROLS AND PROCEDURES	31

PART II

OTHER INFORMATION

32

Item 6	EXHIBITS AND REPORTS ON FORM 8-K	32

	Signatures	33

PART I

FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited).

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets

(Expressed in United States dollars)

	(Unaudited)
	October 31 2003	January 31 2003

Assets

Current assets:
Cash	$434,469	$280,748
Trade accounts receivable	988,723	1,351,515
Inventories:
Finished goods	2,061,235	1,678,250
Work in process	167,234	59,478
Raw materials	675,297	528,235

Inventories	2,903,766	2,265,963
Prepaid expenses and other current assets	102,590	80,324

	4,429,548	3,978,550

Property, plant and equipment:
Land and buildings	3,593,752	3,346,727
Machinery and equipment	8,513,377	7,564,097
	12,107,129	10,910,824
Less accumulated depreciation	(7,228,493)	(6,245,015)
Property, plant and equipment, net	4,878,636	4,665,809
Patents and intangible assets, net	149,624	87,062
Due from shareholder	923,719	981,153

	$10,381,527	$9,712,574

	(Unaudited)
	October 31 2003	January 31 2003

Liabilities and Shareholders’ Equity

Current liabilities:
Bank indebtedness	$202,657	$—
Accounts payable	1,310,885	1,205,383
Accrued liabilities	609,432	423,059
Due to Sparhawk Laboratories, Inc.	101,453	101,453
Customer deposits received	40,663	137,343
Income taxes payable	53,422	33,010
Current portion of long-term debt	500,154	439,059
Current portion of capital lease obligations	134,941	110,387

	2,953,607	2,449,694

Long-term debt	137,000	186,776
Capital lease obligations	264,524	319,602
Due to shareholder	683,569	682,225
Deferred income taxes	211,184	49,750

	1,296,277	1,238,353

Total liabilities	4,249,884	3,688,047

Shareholders’ equity:
Capital stock
Authorized:
100,000 Class A preferred shares, par value $0.10 per share
899,400 Class B preferred shares, par value $0.0167 per share
10,000,000 common shares, par value $0.0167 per share
Issued and outstanding:
899,400 Class B preferred shares	15,010	15,010
3,027,796 common shares (January 1, 2003 - 3,027,777)	50,434	50,434
Contributed surplus	23,224,128	23,224,128
Deficit	(17,006,070)	(16,278,269)
Accumulated other comprehensive loss	(151,859)	(986,776)

	6,131,643	6,024,527

	$10,381,527	$9,712,574

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(Expressed in United States dollars)

	Three Months Ended October 31 2003	Three Months Ended October 31 2002	Nine Months Ended October 31 2003	Nine Months Ended October 31 2002

Sales	$3,681,305	$3,455,665	$10,036,192	$9,427,675
Cost of products sold	2,817,652	2,696,798	7,709,246	6,998,366

	863,653	758,867	2,326,946	2,429,309

Expenses:
General and administrative	495,920	416,644	1,459,777	1,204,145
Depreciation	151,863	137,342	442,921	410,973
Research and development	23,702	29,358	45,474	141,900
Interest expense	31,960	36,355	101,536	116,452
Selling and promotion	30,173	41,183	112,571	106,384
Foreign exchange (gain) loss	196,388	7,894	420,771	35,968
Amortization	6,688	5,546	17,779	16,637

	936,694	674,322	2,600,829	2,032,459

Income (loss) from operations	(73,041)	84,545	(273,883)	396,850

Other income (loss):
Other income (expense) (note 5)	(76,099)	2,363	(270,794)	7,227

Income (loss) before provision for income taxes	(149,140)	86,908	(544,677)	404,077

Provision for income taxes	52,286	98,420	183,124	306,427

Net income (loss) for the period	(201,426)	(11,512)	(727,801)	97,650

Currency translation adjustment for the period	347,781	64,782	834,917	99,617

Comprehensive income for the period	$146,355	$53,270	$107,116	$197,267

Per share information:
Earnings (loss) per common share for the period:
Basic	$(0.07)	$—	$(0.24)	$0.03
Diluted	$(0.07)	$—	$(0.24)	$0.03

Weighted average number of common shares outstanding for the period	3,027,796	3,027,777	3,027,796	3,027,777

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Shareholders’ Equity (Unaudited)

(Expressed in United States dollars)

	Nine Months Ended October 31 2003	Nine Months Ended October 31 2002

Preferred Shares:
Balance, beginning and end of period	$15,010	$15,010

Common Shares:
Balance, beginning and end of period	$50,434	$50,434

Contributed Surplus:
Balance, beginning and end of period	$23,224,128	$23,224,128

Deficit:
Balance, beginning of period	$(16,278,269)	$(15,604,528)
Net income (loss) for the period	(727,801)	97,650

Balance, end of period	$(17,006,070)	$(15,506,878)

Accumulated Other Comprehensive Loss:
Balance, beginning of period	$(986,776)	$(1,199,627)
Currency translation adjustment for the period	834,917	99,617

Balance, end of period	$(151,859)	$(1,100,010)

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States dollars)

	Nine Months Ended October 31 2003	Nine Months Ended October 31 2002

Cash provided by (used in):

Operating activities:
Net income (loss) for the period	$(727,801)	$97,650
Add (deduct) items not affecting cash:
Depreciation and amortization	460,700	427,610
Imputed interest on long-term debt	18,802	9,422
Deferred tax provision	146,701	191,794
Net change in non-cash working capital balances related to operations	65,680	61,734

	(35,918)	788,210

Investing activities:
Additions to property, plant and equipment, patents and intangible assets	(163,862)	(260,788)
Decrease in due from shareholder	57,434	35,830
Acquisition of minority interest (note 3)	(5,860)	—
Advance to Sparhawk Laboratories, Inc.	—	(5,023)

	(112,288)	(229,981)

Financing activities:
Repayment of long-term debt	(135,295)	(228,262)
Repayment of capital lease obligations	(89,628)	(73,496)
Increase in due to shareholder	1,344	470
Increase (decrease) in bank indebtedness	202,657	(134,423)

	(20,922)	(435,711)

Effect of exchange rate changes on cash	322,848	23,844

Increase in cash position	153,721	146,362

Cash, beginning of period	280,748	123,418

Cash, end of period	$434,469	$269,780

See accompanying notes.

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

	Three Months Ended October 31 2003	Three Months Ended October 31 2002	Nine Months Ended October 31 2003	Nine Months Ended October 31 2002

Sales:
Dextran	$1,394,439	$1,226,725	$4,026,384	$3,706,211
Less: intercompany sales elimination	89,888	42,606	264,628	342,087

	1,304,551	1,184,119	3,761,756	3,364,124
Chemdex	2,376,754	2,271,546	6,274,436	6,063,551

Total consolidated sales	$3,681,305	$3,455,665	$10,036,192	$9,427,675

Income (loss) before provision for income taxes:
Dextran	$(37,368)	$188,875	$111,908	$708,612
Chemdex	47,819	41,852	(179,686)	141,969

Total pre-tax income (loss) from segments	10,451	230,727	(67,778)	850,581
Less: Unallocated corporate expenses	159,591	143,819	476,899	446,504

Total consolidated pre-tax income (loss)	$(149,140)	$86,908	$(544,677)	$404,077

Total Revenue by significant customer:
Customer A	$583,844	$488,291	$1,423,231	$1,197,532
Customer B	628,856	416,440	1,206,811	1,338,773
Customer C	227,713	395,352	911,906	1,082,931

Sales Revenue by product group:
Bulk Dextran and derivatives	$1,304,551	$1,184,119	$3,761,756	$3,364,124
Sterile injectible veterinary products	1,458,522	1,155,230	3,625,585	3,358,698
Oral and topical veterinary products	918,232	1,116,316	2,648,851	2,704,853

Total consolidated sales	$3,681,305	$3,455,665	$10,036,192	$9,427,675

	October 31, 2003	January 31, 2003

Assets:
Dextran	$5,399,896	$4,918,829
Chemdex	3,827,697	3,569,090

Total assets from segments	9,227,593	8,487,919
Corporate assets	1,153,934	1,224,655

Total consolidated assets	$10,381,527	$9,712,574

See accompanying notes.

1.             Basis of Presentation:

The information contained in the interim consolidated financial statements is condensed from that which would appear in annual consolidated financial statements.  The interim consolidated financial statements included herein should be read in conjunction with the audited financial statements, and notes thereto, and other financial information contained in the 2003 Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed by Polydex Pharmaceuticals Limited (the “Company”) with the Securities and Exchange Commission.  The unaudited interim consolidated financial statements as of October 31, 2003 and 2002 include all normal recurring adjustments which management considers necessary for a fair presentation.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.  The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries in which the Company has equal to or more than a 50% ownership interest and exercises control.

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

Long-lived assets

Property, plant and equipment are recorded at cost.  Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	15 years
Machinery and equipment	3 to 10 years

Patents and intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives of ten years.  Intangible assets consist of intellectual property, government licenses and government license applications.

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

Costs related to plant refurbishments and equipment upgrades that represent improvements to existing facilities are capitalized.  Costs related to repair and maintenance of buildings and equipment are expensed.  The Company has no major planned maintenance activity.

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

Foreign currency translation

The functional currency of the Company’s Canadian operations has been determined to be the Canadian dollar.  All asset and liability accounts of the Company have been translated into United States dollars using the current exchange rates at the consolidated balance sheet dates.  Revenue and expense items are translated using the average exchange rates for the year.  The resulting gains and losses have been reported separately as other comprehensive loss within shareholders’ equity.

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

Earnings (loss) per common share

Basic earnings (loss) per common share are computed using the weighted average number of shares outstanding of 3,027,796 at October 31, 2003 (2002 - 3,027,777).  Diluted earnings (loss) per common share are computed using the weighted average number of shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock.  Incremental shares of nil and nil at October 31, 2003 and October 31, 2002, respectively, were used in the calculation of diluted earnings per common share.  Options to purchase 431,550 and 419,550 common shares at October 31, 2003 and October 31, 2002, respectively, were not included in the computation of diluted earnings per common share because their effect was anti-dilutive.

3.             Acquisition of Minority Interest:

On September 19, 2003, Chemdex, Inc. (“Chemdex”) redeemed all of the common shares held by the 10% minority interest shareholder, which results in the Company controlling 100% of the issued and outstanding shares of Chemdex.  The redemption amount was $146,500, which is to be paid in twenty-five equal monthly installments of $5,860, which commenced on September 19, 2003.  Since this installment contract is non-interest bearing, it has been discounted using a discount rate of 9%. The present value of this installment contract is $134,602, which has been recorded in long-term debt. The Company has recorded this acquisition as a step purchase and has allocated the purchase price based on fair values of the assets as follows:

Land and building	$43,549
Equipment	10,712
Patents and intangible assets	80,341
Purchase price	$134,602

4.             Stock-based Employee Compensation:

The Company maintains an incentive share option plan for management personnel which provides for options to purchase up to 1,000,000 common shares.  The Company also issues options to certain consultants for services provided to the Company.

All options granted have terms ranging from two to five years and vest immediately.  At October 31, 2003, the Company had 431,550 options outstanding at exercise prices ranging from $2.50 to $6.80 and a weighted average exercise price of $3.88.  The options, which are immediately exercisable and expire on dates between January 11, 2004 and January 31, 2008, entitle the holder of an option to acquire one common share of the Company.

The Company uses the intrinsic value method in accordance with APB Opinion No. 25 to account for awards of stock-based employee compensation.  No stock-based employee compensation expense was recorded during the period from February 1, 2003 to October 31, 2003, because there were no options granted during this period.  Similarly, no stock-based employee compensation expense was recorded during the period from February 1, 2002 to October 31, 2002, because there were no options granted during this period.  There would be no changes to reported net income (loss), basic earnings (loss) per share or diluted earnings (loss) per share if the Company were to use the fair value method to account for stock options granted under the provisions of SFAS 148.

5.             The Vet Labs – Sparhawk Joint Venture:

In 1992, Veterinary Laboratories, Inc. (“Vet Labs”) and Sparhawk Laboratories, Inc. (“Sparhawk”) entered into the Vet Labs — Sparhawk Joint Venture (the “Joint Venture”) for the manufacture and sale of veterinary pharmaceutical products.  Vet Labs and Sparhawk each own 50% of the Joint Venture.  The Joint Venture is governed by the Agreement for the Operation of Veterinary Laboratories, Inc.’s Lenexa Facility and Sparhawk Lab of K.C. as a Joint Venture, dated December 1, 1992, by and among Sparhawk, Chemdex and Vet Labs (the “Joint Venture Agreement”).

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

On December 16, 2002, each of the parties to the Joint Venture Agreement agreed to the appointment by the Court of a Receiver, whose duties include (i) the supervision of the wind-up of the Joint Venture, including the submission to the Court of a proposed plan for the disposal or distribution of the property of the Joint Venture and the allocation of the Joint Venture’s assets and liabilities among the parties, and (ii) the oversight of the operations of the Joint Venture during the winding-up period in order to keep and preserve the assets thereof.  Legal and receiver costs of $276,617 for the nine-month period ended October 31, 2003 are included in other income (expense) on the consolidated statements of operations.

Sparhawk had an option to purchase 40% of the assets held by Vet Labs.  The purchase price would be equal to 40% of the fair market value of the land, building and equipment owned by Vet Labs plus $1,000,000.  The land and building have been appraised at a valuation of $2,450,000 as of November 15, 2002.  The equipment has been appraised at a valuation of $230,900 as of January 22, 2003.  Sparhawk notified the Company of its intention to exercise this Option in October 2002, but has not yet delivered the purchase price.  The existence and alleged exercise of the Option is one of the outstanding litigation matters.  The Company cannot at this time estimate the likelihood of Sparhawk consummating the exercise of the Option and delivering the purchase price.

Subject to the exercise of the Option, upon winding up of the Joint Venture, all assets used in the Joint Venture operations that were owned by the respective members of the Joint Venture prior to the formation of the Joint Venture are expected to be returned to the respective owner.  There are no assets of Sparhawk included in the consolidated financial statements of the Company.  Sparhawk does own rights to certain generic products currently produced by the Joint Venture, all of which belong to the liquids product line, which would be returned to Sparhawk upon wind-up.  Sales of these products amounted to approximately $1,065,000 in fiscal 2003, and $691,000 in the nine month peroid ended October 31, 2003.  Rights to several of the products currently produced by the Joint Venture, including iron dextran, are owned by the Company and are expected to be returned to the Company, although ownership of certain of these product rights may be disputed by Sparhawk.  Sales of these products amounted to approximately $5,112,000 in fiscal 2003 and $3,515,000 for the nine month period ended October 31, 2003.  The Company plans to continue production of the products to which Vet Labs owns the rights after the winding up of the Joint Venture.  However, no assurance can be given that sales of these products by the Company after the dissolution of the Joint Venture will be consistent with those achieved by the Joint Venture.

Assets purchased by the Joint Venture and rights to products developed by the Joint Venture are expected to be distributed to the members of the Joint Venture as part of the winding-up process.  Assets and liabilities owned by the Joint Venture are currently included in the Company’s financial statements.  Depending upon the allocation of the Joint Venture assets upon dissolution, the Company may not receive ownership of the rights to products developed by the Joint Venture.  Sales of these products amounted to approximately $2,034,000 in fiscal 2003 and $2,069,000 during the nine-month period ended October 31, 2003.

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

If such a settlement resulted in Vet Labs selling its interest in the Joint Venture to Sparhawk, the Company’s financial statements would show a significant decline in revenues and possibly a small decline in income before income taxes.  The sale proceeds in excess of the carrying value of the Joint Venture assets and liabilities would be recorded as a gain.  At October 31, 2003, the carrying value of the Joint Venture assets and liabilities is $2,441,124 and $1,054,590, respectively.  During the year ended January 31, 2003, sales of the Joint Venture operations totaled $8,209,947 and net income before income taxes was $31,520.  During the nine month period ended October 31, 2003, sales of the Joint Venture amounted to $6,274,436, and net income before taxes totaled $184,370.  A sale of Vet Labs’ interest in the Joint Venture may have a material adverse effect on the Company’s business and results of operations.

The Company does not expect that a sale of Vet Labs’ Joint Venture interest would have an adverse effect on the operations of Dextran Products Limited (“Dextran Products”), the subsidiary through which the Company carries out its Canadian operations, because sales by Dextran Products to Chemdex and the Joint Venture are not significant.

6.             Recent Accounting Pronouncements:

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The fiscal year of Polydex Pharmaceuticals Limited (the “Company”) ends on January 31 of each year.  Therefore fiscal year 2004 refers to the Company’s fiscal year ended January 31, 2004.  The following discussion should be read in conjunction with the October 31, 2003 consolidated financial statements and notes thereto included elsewhere in this report.  Operating results for the third quarter ended October 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2003.  All amounts are in United States dollars unless otherwise denoted.

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

Net loss for the third quarter ended October 31, 2003 was $201,426, or $0.07 per share, as compared to a net loss of $11,512, or less than $0.01 per share, for the quarter ended October 31, 2002.  This decline is primarily due to foreign exchange losses at Dextran Products, legal and receiver fees at Chemdex and increased corporate administrative costs, including insurance. This foreign exchange loss at Dextran Products is due to an increase in the value of the Canadian dollar relative to the value of the U.S. dollar.  Dextran Products has a significant net asset exposure to the U.S. dollar because the majority of its accounts receivable balance and significant intercompany receivables are denominated in U.S. dollars, while the majority of its liabilities and expenses are in Canadian dollars.  The legal and receiver fees at Chemdex are a result of the winding up of the Vet Labs – Sparhawk Joint Venture (the “Joint Venture”), as described below in “The Vet Labs – Sparhawk Joint Venture.”

During the third quarter ended October 31, 2003, the Company had a loss from operations of $73,041, as compared to income from operations of $84,545 for the third quarter of fiscal 2003.  This decline from operations is primarily due to the foreign exchange loss at Dextran Products and increased corporate administrative costs which are partially offset by an increase in margins at Chemdex as compared to the same quarter last year.

Sales volume for the third quarter of fiscal 2004 increased from $3,455,665 to $3,681,305, representing an increase of $225,640 or 7%, as compared to the third quarter of fiscal 2003.  Sales to third parties by Dextran Products increased by $120,432 or 10% as compared to the same quarter in fiscal 2003.  This increase in sales at Dextran Products is primarily due to increased product demand.  Sales by Chemdex during the third quarter of fiscal 2004 increased by $105,208 or 5% as compared to the same quarter in fiscal 2003.  This increase at Chemdex is primarily due to the introduction of a new contract fill product and a new injectable product.

Overall, the Company’s gross margin increased from 22% in the third quarter of fiscal 2003 to 24% in the third quarter of fiscal 2004.  Dextran Products’ gross margin decreased from 37% in the third quarter of fiscal 2003 to 35% during the third quarter of fiscal 2004.  Chemdex’ gross margin increased from 13% in the third quarter of fiscal 2003 to 16% in the third quarter of fiscal 2004.

The margin decrease at Dextran Products is primarily a result of a large increase in the value of the Canadian dollar in relation to the U.S. dollar.  The majority of the sales at Dextran Products are denominated in U.S. dollars, but all costs are incurred in Canadian dollars.

The margin increase at Chemdex is a result of a product mix variance, as Chemdex experienced increased sales in the injectables product line, its highest margin product line, and particularly in iron dextran, as compared to the third quarter of fiscal 2003.

General and administrative expenses in the third quarter of fiscal 2004 were $495,920, representing an increase of $79,276 or 19%, from the third quarter of fiscal 2003.  This increase is due primarily to increased insurance and other corporate administrative costs and the hiring of a new general manager at Chemdex in the fourth quarter of fiscal 2003 to oversee the Joint Venture operations and management on behalf of the Company.  Selling and promotional expenses in the third quarter of fiscal 2004 were generally consistent with the same period in fiscal 2003.

Interest expense in the third quarter of fiscal 2004 was $31,960, representing a decrease of $4,395, or 12%, as compared to the third quarter in fiscal 2003, due to the repayment of long-term debt and capital lease obligations.  Depreciation and amortization in the third quarter of fiscal 2004 was $158,551, representing an increase of $15,663, or 11%, from the third quarter of fiscal 2003 primarily due to the installation of new equipment at Dextran Products.

Other expenses in the third quarter of fiscal 2004 consist of $77,927 of legal and receiver fees relating to the winding up of the Joint Venture.  The Company did not incur similar expenses during the same period in fiscal 2003.

Due to continued direct funding of research and development expenses by third party public and/or private sector groups, the Company’s research and development costs in the third quarter of fiscal 2004 decreased by $5,656, or 19%, to $23,702 as compared to the third quarter of fiscal 2003.  Funding from existing third-party sources for existing research and development projects is expected to continue at historic levels for the foreseeable future.  The Company’s research and development expenditures are expected to increase over the remainder of the year due to additional development activities the Company expects to perform and fund outside of its partnership relationships.

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

At the present time the following four Safety Studies are underway and further studies are in the planning stages:

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

•                  An Expanded Safety Study at three sites in the United States involves 60 healthy women and is expected to be completed by the fourth quarter of fiscal 2004; and

•                  A Safety Study in Cameroon is being carried out in collaboration with Family Health International.  The final report is expected by the fourth quarter of fiscal 2004.

Research and development relating to the Company’s cystic fibrosis product, Usherdex (now identified as DCF 987), is being conducted and funded directly by BCY Lifesciences Inc. (“BCY”) pursuant to a license agreement.  BCY has identified DCF 987 as its lead drug candidate and has completed the Phase II human clinical trial to assess the efficacy of DCF 987.  The results of this clinical trial were positive with DCF 987 demonstrating a strong safety profile and data suggesting positive improvements in lung function and a reduction of bacterial load.  BCY was also granted a patent entitled “Use of Dextran and Other Polysaccharides to Improve Mucus Clearance” by the European Patent Office.  The Company will receive royalty payments from BCY based upon sales and other revenues upon approval of any developed product pursuant to its license agreement with BCY.

Liquidity and Capital Resources

In the third quarter of fiscal 2004, the Company had negative cash flow from operations of $232,090, compared to positive cash flow of $267,813 in the third quarter of fiscal 2003.  This decrease of $499,903, or 187%, is primarily attributable to losses during the quarter and increases in receivables and inventory.

At October 31, 2003, the Company had trade accounts receivable of $988,723 compared to $1,351,515 at January 31, 2003 and $765,675 at July 31, 2003.  The increase in trade accounts receivable during the third quarter of fiscal 2004 was primarily due to increased sales at Chemdex during the quarter and timing of collections at Dextran Products.

At October 31, 2003, the Company had inventory valued at $2,903,766 compared to $2,265,963 at January 31, 2003 and $2,738,753 at July 31, 2003. The increase in inventory at Chemdex is in anticipation of fourth quarter sales and stocking of new products.

The Company had accounts payable of $1,310,885 at October 31, 2003 as compared to $1,215,734 at July 31, 2003 and $1,205,383 at January 31, 2003.  This increase in accounts payable is due to the increase in inventory at Chemdex.

The Company had customer deposits received of $40,663 at October 31, 2003 as compared to $110,687 at July 31, 2003 and $137,343 at January 31, 2003.  The change in the customer deposits received balance is due to timing of collections from customers.

The Company experienced no significant changes in financing or investing activities and made no significant capital expenditures during the third quarter of 2004.

The Company experienced a currency translation adjustment gain of $347,781 during the third quarter of fiscal 2004 as compared to a gain of $64,782 during the third quarter of fiscal 2003.  Dextran Products’ functional currency is the Canadian dollar.  This currency translation adjustment is entirely attributable to the translation of Dextran Products financial statements to U.S. dollars.  The large gain is due to a significant strengthening of the Canadian dollar against the U.S. dollar.

Dextran Products has a CDN$1,250,000 (US$938,000) line of credit, of which $202,657 was utilized at October 31, 2003.  The Joint Venture has a $175,000 line of credit to fund operations, none of which was utilized at October 31, 2003.  There have been no new capital lease obligations during the third quarter of fiscal 2004.  All long-term debt is due in the next two years, while capital lease obligations are due over the next four years.

On September 19, 2003, Chemdex redeemed all of the common shares held by the 10% minority interest shareholder, which results in the Company controlling 100% of the issued and outstanding shares of Chemdex.  The redemption amount was $146,500, which is to be paid in twenty-five equal monthly installments of $5,860, which commenced on September 19, 2003.  Since this installment contract is non-interest bearing, it has been discounted using a discount rate of 9%. The present value of this installment contract is $134,602, which has been recorded in long-term debt. The

Company has recorded this acquisition as a step purchase and accordingly allocated the fair value increment to the respective assets acquired.

Management expects the primary source of its future capital needs to be a combination of Company earnings and borrowings.  The Company, at present, does not have any material commitments for capital expenditures.

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

The Company does not believe that the impact of inflation and changing prices has had a material effect on its operations or financial results at any time in the last three years.

The Vet Labs – Sparhawk Joint Venture

In 1992, Vet Labs and Sparhawk Laboratories, Inc. (“Sparhawk”) entered into the Joint Venture for the manufacture and sale of veterinary pharmaceutical products.  Vet Labs and Sparhawk each own 50% of the Joint Venture.  The Joint Venture is governed by the Agreement for the Operation of Veterinary Laboratories, Inc.’s Lenexa Facility and Sparhawk Lab of K.C. as a Joint Venture, dated December 1, 1992, by and among Sparhawk, Chemdex and Vet Labs (the “Joint Venture Agreement”).

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

On December 16, 2002, each of the parties to the Joint Venture Agreement agreed to the appointment by the Court of a Receiver, whose duties include (i) the supervision of the wind-up of the Joint Venture, including the submission to the Court of a proposed plan for the disposal or distribution of the property of the Joint Venture and the allocation of the Joint Venture’s assets and liabilities among the parties, and (ii) the oversight of the operations of the Joint Venture during the winding-up period in order to keep and preserve the assets thereof.  Legal and receiver costs of $276,617 for the nine-month period ended October 31, 2003 are included in other income (expense) on the consolidated statements of operations.

Sparhawk had an option to purchase 40% of the assets held by Vet Labs.  The purchase price would be equal to 40% of the fair market value of the land, building and equipment owned by Vet Labs plus $1,000,000.  The land and building have been appraised at a valuation of $2,450,000 as of November 15, 2002.  The equipment has been appraised at a valuation of $230,900 as of January 22, 2003.  Sparhawk notified the Company of its intention to exercise this Option in October 2002, but has not yet delivered the purchase price.  The existence and alleged exercise of the Option is one of the outstanding litigation matters.  The Company cannot at this time estimate the likelihood of Sparhawk consummating the exercise of the Option and delivering the purchase price.

Subject to the exercise of the Option, upon winding up of the Joint Venture, all assets used in the Joint Venture operations that were owned by the respective members of the Joint Venture prior to the formation of the Joint Venture are expected to be returned to the respective owner.  There are no assets of Sparhawk included in the consolidated financial statements of the Company.  Sparhawk does own rights to certain generic products currently produced by the Joint Venture, all of which belong to the liquids product line, which would be returned to Sparhawk upon wind-up.  Sales of these products amounted to approximately $1,065,000 in fiscal 2003, and $691,000 in the nine month peroid ended October 31, 2003.  Rights to several of the products currently produced by the Joint Venture, including iron dextran, are owned by the Company and are expected to be returned to the Company, although ownership of certain of these product rights may be disputed by Sparhawk.  Sales of these products amounted to approximately $5,112,000 in fiscal 2003 and $3,515,000 for the nine month period ended October 31, 2003.  The Company plans to continue production of the products to which Vet Labs owns the rights after the winding up of the Joint Venture.  However, no assurance can be given that sales of these products by the Company after the dissolution of the Joint Venture will be consistent with those achieved by the Joint Venture.

Assets purchased by the Joint Venture and rights to products developed by the Joint Venture are expected to be distributed to the members of the Joint Venture as part of the winding-up process.  Assets and liabilities owned by the Joint Venture are currently included in the Company’s financial statements.  Depending upon the allocation of the Joint Venture assets upon dissolution, the Company may not receive ownership of the rights to products developed by the Joint Venture.  Sales of these products amounted to approximately $2,034,000 in fiscal 2003 and $2,069,000 during the nine-month period ended October 31, 2003.

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

If such a settlement resulted in Vet Labs selling its interest in the Joint Venture to Sparhawk, the Company’s financial statements would show a significant decline in revenues and possibly a small decline in income before income taxes.  The sale proceeds in excess of the carrying value of the Joint Venture assets and liabilities would be recorded as a gain.  At October 31, 2003, the carrying value of the Joint Venture assets and liabilities is $2,441,124 and $1,054,590, respectively.  During the year ended January 31, 2003, sales of the Joint Venture operations totaled $8,209,947 and net income before income taxes was $31,520.  During the nine month period ended October 31, 2003, sales of the Joint Venture amounted to $6,274,436, and net income before taxes totaled $184,370.  A sale of Vet Labs’ interest in the Joint Venture may have a material adverse effect on the Company’s business and results of operations.

The Company does not expect that a sale of Vet Labs’ Joint Venture interest would have an adverse effect on the operations of Dextran Products, because sales by Dextran Products to Chemdex and the Joint Venture are not significant.

Related Party Transactions

In August 1997, the Company loaned Thomas C. Usher, its Vice-Chairman, Director of Research and Development, and a member of its Board of Directors, $691,500 at an interest rate equal to the prime rate of Toronto Dominion Bank plus 1.50% (the “Loan”).  The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher.  Repayment of the Loan is accomplished by monthly payments and through offsets by the Company against royalty payments due Thomas C. Usher pursuant to intellectual property license agreements and bonus payments, if any, granted Thomas C. Usher as an employee of the Company.  The amount outstanding under the Loan as of October 31, 2003 was $483,241, as compared to $517,190 at January 31, 2003, including accrued interest.  The Company has taken a cumulative provision of $235,976 against accrued interest on this loan at October 31, 2003, compared to a cumulative provision of $212,491 at January 31, 2003.

In August 1999, Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the “Receivables”) due to the Company from Novadex Corp.  The Receivables have no specific repayment terms.  The total outstanding amount of the Receivables as of October 31, 2003 was $426,454, representing no change from January 31, 2003.  Thomas C. Usher also owes $250,000 to a subsidiary of the Company, Novadex International Limited, as of October 31, 2003.  The outstanding amount of this loan has not changed from January 31, 2003.

The Company also has an outstanding loan payable to Ruth Usher, a member of the Board of Directors.  The amount due from the Company pursuant to this loan increased to $683,589 at October 31, 2003 from $682,225 at January 31, 2003 due to interest charges less monthly payments by the Company.

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

The Company has received various patents covering the uses of its developmental products.  However, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and recently has been the subject of much litigation.  Any patents the Company has obtained, or may obtain in the future, may be challenged, invalidated or circumvented.  To date, no consistent policy has been developed by the United States Patent and Trademark Office regarding the breadth of claims allowed in biotechnology patents.

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

	Expected Maturity Date
	1/31/04	1/31/05	1/30/06	1/31/07	1/31/08	Thereafter	Total	Fair Value
	(US$ Equivalent)
Liabilities:
Long-term debt:
Fixed rate ($CDN)	125,024	133,310	114,432	114,237	—	—	487,003	487,003
Average interest rate	8.45%	8.49%	9.00%	9.00%	—	—	8.73%

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

	Expected Maturity Date
	1/31/04	1/31/05	1/30/06	1/31/07	1/31/08	Thereafter	Total	Fair Value
	(US$ Equivalent)
Assets:
Notes receivable:
Variable rate ($US)	48,878	56,832	60,242	63,856	67,668	219,695	517,190	517,190
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.0%	6.00%

Liabilities:
Long-term debt:
Fixed rate ($US)	280,365	—	—	—	—	—	280,365	280,365
Average interest rate	4.25%	—	—	—	—	—	4.25%
Fixed rate ($CDN)	125,024	133,310	114,432	114,237	—	—	487,003	487,003
Average interest rate	8.45%	8.49%	9.00%	9.00%	—	—	8.73%
Variable rate ($US)	(432)	1,042	1,104	1,170	1,241	678,083	682,207	682,207
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%

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

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

	32.1	Certification of Chief Executive Officer pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)		Reports on Form 8-K

There were no reports on Form 8-K filed during the fiscal quarter ended October 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 15, 2003

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

Exhibit Index

31.1                           Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2                           Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1                           Certification of Chief Executive Officer pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification of Chief Financial Officer pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002