Form 10-K
period 2004-01-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2004-04-30
CIK 317158

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  January 31, 2004

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

Securities registered pursuant to Section 12(g) of the Act:  Common Shares, $.0167 par value

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☐  No ☒

The aggregate market value of the Registrant’s voting common shares held by non-affiliates of the Registrant, based upon the $3.56 per share closing price of the Registrant’s Common Stock on July 31, 2003 (the last business day of the Registrant’s most recently completed second quarter), was approximately  $7,182,852.  For purposes of this calculation, the Registrant’s directors and executive officers have been assumed to be affiliates.

The number of Common Shares outstanding as of April 28, 2004:  3,027,796.

Documents Incorporated By Reference

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Members to be held on July 9, 2004, are incorporated by reference into Part III.

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

Introduction

Polydex Pharmaceuticals Limited (the “Company”) is engaged in the research, development, manufacture and marketing of biotechnology-based products for the human pharmaceutical market, and also manufactures bulk pharmaceutical intermediates for the worldwide veterinary pharmaceutical industry.

The Company focuses on the manufacture and sale of Dextran and derivative products, including Iron Dextran and Dextran Sulphate, and other specialty chemicals.  Dextran, a generic name applied to certain synthetic compounds formed by bacterial growth on sucrose, is a polymer or giant molecule.  The name Polydex combines the words “polymer” and “dextran.”

The Company was incorporated under the laws of the Commonwealth of the Bahamas on June 14, 1979 as Polydex Chemicals Limited, and changed its name on March 28, 1984.  The address of its statutory office in the Bahamas is c/o Higgs & Johnson, 83 Shirley Street, Nassau, Bahamas, telephone (242) 322-8571.

The Company conducts its business operations through its subsidiaries.  The manufacture and sale of Dextran and derivative products is conducted through Dextran Products Limited, incorporated in Canada in 1966.

During the fiscal year ended January 31, 2004 (the “2004 fiscal year”), the Company also engaged in the finished product veterinary pharmaceutical business through its subsidiary Chemdex, Inc., incorporated in Kansas in 1987, which, in turn, conducted its operations through its subsidiary, Veterinary Laboratories, Inc. (“Vet Labs”).

On December 1, 1992, Vet Labs and Sparhawk Laboratories Inc. (“Sparhawk”) entered into a Joint Venture for the purpose of manufacturing and selling veterinary pharmaceutical products.  The majority of the United States operations of the Company during the 2004 fiscal year were carried out through the operations of the Joint Venture.

On March 4, 2004, the Company sold its finished product veterinary pharmaceutical business to Sparhawk.  The sale included substantially all of the assets of Vet Labs and its ownership interest in the Joint Venture.

Products and Sales

Iron Dextran

Iron Dextran is a derivative of Dextran produced by complexing iron with Dextran.  Iron Dextran is injected into most pigs at birth as a treatment for anemia.  The Company sells Iron Dextran to independent distributors and wholesalers primarily in Europe, the United States and Canada, with less significant sales in Pacific Rim countries.  Dextran Products has regulatory approval to sell Iron Dextran from Canadian authorities, while Chemdex has United States FDA approval for the manufacture and sale of Iron Dextran for veterinary use.

Dextran Sulphate

Dextran Sulphate is a specialty chemical derivative of Dextran used in research applications by the pharmaceutical industry and other centers of chemical research.  Dextran Sulphate manufactured by the Company is sold primarily to independent distributors and wholesalers in Australia, France, the Netherlands, New Zealand and the United States, where it is used in limited quantities in the manufacture of film, as well as analytical chemical applications.  This usage requires no regulatory approval.

Veterinary Products

During the 2004 fiscal year, the Company manufactured sterile injectable products, tablets and boluses, internal and external solutions, ointments and powders through its Vet Labs subsidiary and the Joint Venture.  These products are predominantly used by large animal veterinarians and by farmers for the treatment of various diseases and conditions that affect farm animals.  The products are sold to private label buying groups who then distribute to their own distributors, and to full service independent distributors who purchase products under Vet Labs’ house labels.  Vet Labs also does contract filling for other industry companies.  In the 2004 fiscal year, private label products accounted for approximately 95% of sales, with house label sales contributing approximately 5%.

During the 2004 fiscal year, sales by the Joint Venture of various veterinary products to three separate customers each accounted for greater than 10% of the Company’s consolidated sales.  Purchases by Walco International, Inc. of veterinary products from the Joint Venture accounted for 16% of the Company’s consolidated sales, purchases by Agri Laboratories, Inc. accounted for 12% of the Company’s consolidated sales and purchases by Durvet, Inc. accounted for 10% of the Company’s consolidated sales.

On March 4, 2004, the Company sold its finished product veterinary pharmaceutical business to Sparhawk.  The sale included substantially all of the assets of Vet Labs and its ownership interest in the Joint Venture.

Patents, Trademarks and Licenses

Cellulose Sulphate

During the fiscal year ended January 31, 1996, a patent for a new method of manufacture of Cellulose Sulphate was purchased for $1 million.  The process was patented under U.S. patent number 5,378,828 in June 1995.  Prior to development of the patented process the manufacture of the compound required the use of dangerous and environmentally sensitive chemicals.  The new method is safer and produces a more consistent product.

During fiscal year 2001 U.S. patent number 6,063,773 was granted to the Company and Co-inventors entitled “Cellulose Sulphate for use as Antimicrobial and Contraceptive Agent”. Various clinical trials with respect to the safety and efficacy of this product have been completed or are in process, and further trials are planned by the Company.

Cystic Fibrosis

The Company is a party to a Research Agreement with the University of British Columbia, a number of Canadian hospitals and a company owned by an affiliate.  Under the terms of this Research Agreement, the Company agreed to provide equipment and funding for continuing research on cystic fibrosis treatment in exchange for an exclusive worldwide license to manufacture, distribute and sell any products developed from the research.  Two patents with respect to research products were issued by the United States in 1996.  U.S. patent number 5,441,938 is held jointly by the University of British Columbia and the Company, and U.S. patent number 5,514,665 is held by the University of British Columbia and licensed to the Company.  Rights to a certain cystic fibrosis treatment product, a low molecular weight dextran, were licensed to BCY LifeSciences, Inc. of Canada in 1999.  Under this license agreement, BCY LifeSciences will pay a royalty to both the Company and the University of British Columbia based on sales and sublicensing revenue in return for the exclusive right to sublicense, manufacture, distribute and sell developed products.

Iron Dextran

Effective February 1, 1995, the Company entered into an agreement with Novadex Corp., an affiliated company, whereby Novadex granted the Company the exclusive worldwide license to use a certain process developed by Novadex for producing Iron Dextran.  This process allows the Company to produce Iron Dextran at a lower cost than would otherwise be possible given the Company’s plant and equipment.  The license agreement expires when the related patent expires in 2014.  The Company pays a license fee based on production volumes.  Upon the expiration of the license, the technology relating to the process described above will belong to the Company, with no further obligation to make royalty payments.

During July 1999, Novadex was liquidated, and all of its assets and liabilities, including the above-referenced license agreement, were assumed by its sole shareholder, the current Vice Chairman of the Company.  The Company is obligated under the license agreement to pay the license fee to the Vice Chairman.

Dextran Sulphate

The Company was granted U.S. patent number 4,855,410 in August 1989 with respect to Dextran Sulphate.

Elastin and Collagen

Certain processes with respect to these materials were patented by the Company under U.S. patent numbers 4,659,740 and 4,784,986 on April 21, 1987 and November 15, 1988, respectively.  These patents cover a process whereby the materials are modified in such a way as to penetrate the skin and act as a hydrating agent.

Veterinary Products

The Vet Labs facility is regulated and inspected by the FDA and the U.S. Drug Enforcement Agency.  During the 2004 fiscal year, Vet Labs owned in its own name or for the benefit of the Joint Venture a number of FDA and DEA licenses, permits and drug applications.

On March 4, 2004, the Company sold its finished product veterinary pharmaceutical business to Sparhawk.  The sale included substantially all of the assets of Vet Labs and its ownership interest in the Joint Venture.

Suppliers

Dextran Products

In the manufacture of Dextran and Dextran derivative products, the Company uses a single supplier for its sugar raw material requirements.  The Company also uses a single supplier for its iron requirements with respect to the manufacture of Iron Dextran.  Both sugar and iron are readily available from numerous suppliers at competitive prices in the market.

The Company is dependent upon a single source for a certain raw material used in the production of Dextran Sulphate.  Such supply was adequate in fiscal year 2004 and no shortages are anticipated in the near term.  However, any curtailment in availability of such raw material could be accompanied by production or other delays as well as increased raw material costs, with consequent adverse effect on the Company’s results of operations.  The Company has no long-term contracts with any of its suppliers.

Veterinary Products

During fiscal year 2004, raw materials used in the production of veterinary products by the Joint Venture were readily available from a variety of suppliers at competitive prices in the market.  There are no long-term contracts with any Joint Venture suppliers.  On March 4, 2004, the Company sold its finished product veterinary pharmaceutical business to Sparhawk.  The sale included substantially all of the assets of Vet Labs and its ownership interest in the Joint Venture.

Backlog and Seasonality

The Company’s backlog as at January 31, 2004 was approximately $750,000, whereas backlog as at January 31, 2003 was approximately $900,000.  All of these orders are expected to be filled within the current fiscal year.  The Company’s bulk pharmaceutical intermediate business may be characterized as seasonal in that many end-users of the finished product veterinary pharmaceuticals manufactured from these intermediates require fewer vitamins and other supplements during the summer months when livestock are put out to pasture.  However, the Company does not believe that such seasonality is material to its financial results as a whole.

Competition

The Company is the only Canadian manufacturer of Iron Dextran and, as a result of its ownership of Chemdex during fiscal year 2004, the Company was also the only manufacturer of 10% bulk Iron Dextran solution in the United States.  The only other major supplier of Iron Dextran is located in Denmark, although there exist several smaller European sources of Iron Dextran.  Dextran Sulphate is manufactured by several manufacturers in the U.S. and Europe.  With regard to Iron Dextran and Dextran Sulphate, the Company competes on the basis of quality, service and price.

The technology in the field of Dextran and its derivatives is undergoing continuous expansion and development.  The manufacture of Dextran and its derivatives may be achieved by different processes and variations (including by means of a process known as glycoside, which is in the public domain).  Therefore, the Company does not believe that its licensed, patented process for the production of Iron Dextran gives it any substantial competitive advantage.

During fiscal year 2004, the Joint Venture produced approximately 35 veterinary products, including analgesics, anti-diarrheals, topical antiseptics, nutritional supplements, local and general anesthesia agents and euthanizing agents.  Primary market segments included beef and dairy cattle, swine, equine and to a smaller extent, companion animals (dogs and cats).  With the exception of Iron Dextran and Nitrofurazone ointment, the product offering is generic or non-licensed.  As such, all products are subject to significant competition.  In addition to competing on the basis of quality, service and price, the Joint Venture attempted to differentiate itself from competitors in fiscal year 2004 through its ability to supply multiple product dosage forms (i.e., injectables, boluses, tablets, liquids and powders) and provide customers with technical and regulatory support and assistance from in-house quality control and regulatory departments.  On

March 4, 2004, the Company sold its finished product veterinary pharmaceutical business to Sparhawk.  The sale included substantially all of the assets of Vet Labs and its ownership interest in the Joint Venture.

Environmental Compliance

The Company believes that it is in substantial compliance with all existing applicable foreign, federal, state and local environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position.

Employees

As of March 31, 2004, the Company employed 26 employees, of whom 16 were engaged in production, 6 in quality control, 1 in research and development, 2 in administration and 1 in marketing and sales activities.  None of the Company’s employees are covered by collective bargaining agreements.  Management considers its relations with employees to be good.

Research and Development

During the fiscal years ended January 31, 2004, 2003, and 2002, the Company expended $73,635, $193,284 and $506,980, respectively, on research and development, primarily relating to the development of Cellulose Sulphate.  Decreases in research and development expenditures are a result of sustained funding by research and development partners.  During the years ended January 31, 2004, 2003 and 2002, the Company recognized investment tax credit benefits of $12,684, $21,186 and $42,375, respectively.

Cellulose Sulphate (Ushercell)

Ushercell, the Company’s leading human pharmaceutical compound, is a high molecular weight Cellulose Sulphate envisioned for topical vaginal use primarily in the prevention of transmission of AIDS and other sexually transmitted diseases, as well as unplanned pregnancies.

Research and development with respect to the Company’s Cellulose Sulphate product is being conducted with the assistance and financial support of CONRAD, formerly known as the Contraceptive Research and Development Program, with funding from various private and public sector sources.  CONRAD provides direct financial assistance in support of, and/or actually conducts specific research studies involving the Cellulose Sulphate product in conjunction with various public health-oriented entities, such as Family Health International, the World Health Organization, the Centers for Disease Control and the HIV Prevention Network.

During fiscal year 2004 phase I/II clinical trials were conducted and concluded in Uganda, Nigeria, India, Cameroon, the Dominican Republic and the United States, as outlined in a Development Plan provided to the Company by CONRAD.  Additional Phase I/II trials were commenced at sites in Belgium and in the United States.

Highlights of selected completed clinical studies outlined in CONRAD’s Development Plan are as follows:

•                  A clinical study of 48 sexually active women conducted in collaboration with Family Health International in Cameroon, has been completed.  The final report concluded that 3.5 ml 6% Cellulose Sulphate gel was as safe and acceptable to users as a placebo compound, and remained acceptable when used four times per day for 14 days.

•                  A study in collaboration with the World Health Organization of 180 healthy women in Uganda, Nigeria and India has been completed.  The final report concluded that twice daily vaginal applications of 6% Cellulose Sulphate appeared to be as safe and well tolerated as the placebo compound also used in the study.

•                  A study conducted by the HIV Prevention Trials Network to establish the safety and tolerance of the product among HIV-infected women, as a precursor to clinical trials designed to assess the product’s HIV prevention capabilities, was completed in fiscal year 2004, with the final report expected in fiscal year 2005.

•                  A Phase I study in collaboration with Family Health International involving 60 healthy women in the United States to assess the safety and acceptability among sexually active and abstinent women of Cellulose Sulphate used intra-vaginally twice daily for 14 consecutive days has been completed.  The final report from this study is expected in the second quarter of fiscal year 2005.

Additionally, the following clinical studies have been commenced or are being actively planned:

•                  A tolerance study of 42 HIV-infected men in collaboration with the Institute of Tropical Medicine in Belgium which began in September 2003 and is expected to be completed in the second quarter of fiscal year 2005.

•                  A further study planned in collaboration with the University of California to be conducted with 180 sexually active women in Zimbabwe to assess the safety and acceptability of Ushercell in use with a diaphragm was commenced in the first quarter of calendar year 2004.

•                  Large-scale Phase II human clinical trials of the contraceptive efficacy of Ushercell involving 600 women in the Untied States began in January and February 2004 in collaboration with the California Family Health Council.

•                  A further large-scale Phase III clinical trial is planned to assess the effect of Ushercell on vaginal HIV acquisition.  This study design will enroll more than 2,000 sexually active women with a high risk of HIV infection.  The protocol remains under development, but a projected start timeline has been scheduled for June 2004.

Presently, the Company estimates that approximately 2.5 million doses of the developed compound will be needed for clinical studies taking place in fiscal year 2005.  The Company has completed arrangements for the production of individual dosage units for these trials.

Should continued positive results be generated from this work, the Company has been advised that the funding from CONRAD will continue through Phase II trials.  The Company maintains an exclusive worldwide license for this product.

Cystic Fibrosis

Cystic fibrosis is a genetic disease, which causes a cascade of effects, the most severe being a build up of mucus in the lungs.  This mucus is difficult to remove and also permits the colonization of bacteria, which then cause secondary infections and often death.  Research relating to cystic fibrosis has shown that a special form of Dextran, named by the Company Usherdex 4, is effective in preventing the colonization of bacteria in the mouth and in stimulating the macrophages in the lungs to remove the bacteria present and lessen secondary infections.

As noted above, in 1999, the Company’s cystic fibrosis product was licensed to BCY LifeSciences.  In November, 2003 BCY LifeSciences announced its completion of the analysis of a Phase II clinical trial of the product designed to assess the efficacy and safety of the product on pulmonary function in adult cystic fibrosis patients.  The results indicated that the product (known as DCF 987) was well tolerated and may have shown positive trends in the improvement of FEV1 (forced expiratory volume in one second), a measure of lung function, and the reduction of Pseudomonas aeruginosa bacterial load in patient sputum.  BCY LifeSciences was also granted a patent entitled “Use of Dextran and Other Polysaccharides to Improve Mucus Clearance” by the European Patent Office.  The Company will receive royalty payments based upon sales and other revenues upon approval of any developed product pursuant to its license agreement with BCY LifeSciences.

Segmented Information

The information regarding the geographic distribution of revenue, operating results and assets set forth in Note 15 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for the fiscal year ended January 31, 2004 is incorporated herein by reference.

ITEM 2.                                                     PROPERTIES

The Company’s wholly-owned subsidiary, Polydex Chemicals (Canada) Limited, maintains its executive and sales offices and its manufacturing plant of approximately 30,000 square feet in Toronto, Ontario, Canada.

The Company owns and operates a fermentation plant in Toronto, Ontario, Canada.  This plant has the capacity to simultaneously produce both 10% and 20% Iron Dextran at the rate of up to 11,000 liters per week (there are 1.057 quarts in one liter), and 500 kilograms (there are 2.2 pounds in one kilogram) per month of Dextran Sulphate.  Current production is approximately 8,000 liters of Iron Dextran per week and approximately 250 kilos of Dextran Sulphate per quarter.

Management believes that the Company’s facility is adequate for its present requirements.  The facility has the capacity for a limited expansion of production of existing and new products.  The Company considers its current equipment to be in good condition and suitable for the operations involved.

During the 2004 fiscal year, Vet Labs owned a finished product veterinary pharmaceutical manufacturing facility located on eight acres of land in Lenexa, Kansas.  The plant is 55,000 square feet with separate production areas for each of the above product groups.  The plant has the capacity to simultaneously manufacture over 200,000 boluses per day, 4,000 gallons of liquids per day, 1,500 pounds of powder per day and 1,000 gallons of injectable products per day.  On March 4, 2004, the Company sold its finished product veterinary pharmaceutical business to Sparhawk.  The sale included substantially all of the assets of Vet Labs and its ownership interest in the Joint Venture.

ITEM 3.                                                     LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of their property is subject.

The litigation involving the Joint Venture, Sparhawk Laboratories, Inc. v. Veterinary Laboratories, Inc., et al, Case No. 02CV07426, County of Johnson, State of Kansas, was settled on March 4, 2004, and a Motion of Approval of Settlement and Stipulation of Dismissal with Prejudice was filed with the Court on that date.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the Company’s fourth quarter ended January 31, 2004.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s shares are listed for trading on the Nasdaq SmallCap Market System under the symbol POLXF, and on the Boston Stock Exchange under the symbol PXL.

The reported high and low sale price of the common shares as reported on the Nasdaq SmallCap Market for each full quarterly period within the two most recent fiscal years of the Company were as follows (similar prices were quoted on the Boston Stock Exchange):

Fiscal Year 2004 fiscal quarter ended:	High and Low Sale Price

April 30, 2003	$2.03 - 2.67
July 31, 2003	2.26 - 4.85
October 31, 2003	3.20 - 6.00
January 31, 2004	5.01 - 8.62

Fiscal Year 2003 fiscal quarter ended:	High and Low Sale Price

April 30, 2002	$2.15 - 3.95
July 31, 2002	1.81 - 3.10
October 31, 2002	1.60 - 2.49
January 31, 2003	1.83 - 3.11

The quotations set out above represent the prices for the specific dates between dealers and do not include retail mark-up, mark-down or commission.  They do not represent actual transactions.

As of April 28, 2004 there were approximately 361 holders of record of the Company’s Common Shares.

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

ITEM 6.                                                     SELECTED FINANCIAL DATA

The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, the financial statements and notes thereto included elsewhere in this report.  The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles.  All amounts are in United States dollars.

	Fiscal year ended January 31,
	2004	2003	2002	2001	2000
Sales from continuing operations	14,092,189	12,786,343	12,167,530	13,646,158	13,096,449
Net income (loss) from continuing operations	(5,999)	(673,741)	(206,880)	131,284	969,843
Net income (loss) per common share	—	(0.22)	(0.07)	0.04	0.32
Total Assets	10,510,513	9,712,574	10,080,880	11,217,326	11,814,833
Long-term borrowings	1,013,701	1,188,603	1,724,159	2,031,660	2,385,541

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s fiscal year ends on January 31st of each year.  In this report, fiscal year 2004 refers to the Company’s fiscal year ended January 31, 2004.  The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.  The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles.  All amounts are in United States dollars, unless otherwise denoted.

Overview

The Company is engaged in the research, development, manufacture and marketing of biotechnology-based products for the human pharmaceutical market, and also manufactures bulk pharmaceutical intermediates for the worldwide veterinary pharmaceutical industry.  The Company conducts its business operations through its subsidiaries, which operate as strategic business units:  Dextran Products and Chemdex.

Dextran Products Business

The manufacture and sale of bulk quantities of Dextran and derivative products for sale to large pharmaceutical companies throughout the world is conducted through a Canadian subsidiary, Dextran Products.

Management Objectives for Fiscal 2005.  In fiscal 2005 management intends to focus on the core businesses of Dextran Products that have historically been the backbone of the Company.  Opportunities to implement distribution chains for existing Dextran products in untapped markets, such as India, China and Russia are being explored by management.  Expanding current market opportunities and the potential for new market penetration has led management to make plant refurbishment and the expansion of production capacity a priority for fiscal 2005 with respect to Dextran Products operations.

Research and development of the Company’s human pharmaceutical products is co-ordinated at the Dextran Products facility.  Ushercell, the Company’s leading human pharmaceutical compound, is a high molecular weight Cellulose Sulphate envisioned for topical vaginal use primarily in the prevention of transmission of AIDS and other sexually transmitted diseases, as well as unplanned pregnancies.  Multiple clinical trials have been completed, and additional trials have commenced or are being actively planned, to evaluate various aspects of the use of Cellulose Sulphate as a contraceptive gel with antiviral capabilities.  The Company also intends to significantly explore the use of Ushercell as a treatment for Bacterial Vaginosis (BV), the most common vaginal disorder among reproductive-age women.  If effective, BV treatment may present an opportunity for commercial viability of Ushercell in advance of the completion of the much lengthier required testing for its use as an antiviral contraceptive gel.

Chemdex, Vet Labs and the Joint Venture Business

During fiscal year 2004, the Company also engaged in the finished product veterinary pharmaceutical business through its United States subsidiary Chemdex, which, in turn, conducted its operations through its subsidiary, Vet Labs.  On December 1, 1992, Vet Labs and Sparhawk Laboratories Inc. entered into a Joint Venture for the purpose of manufacturing and selling veterinary pharmaceutical products.  The majority of the United States operations of the Company during fiscal year 2004 were carried out through the operations of the Joint Venture.

Subsequent events.  On January 13, 2004, the Company, Chemdex and Vet Labs entered into an Asset Purchase Agreement with Sparhawk pursuant to which the Company agreed to sell its finished product veterinary pharmaceutical business, including substantially all of the assets of Vet Labs and its ownership interest in the Joint Venture, to Sparhawk for $5,500,000 in cash.  The sale was completed on March 4, 2004.  Simultaneously with the closing, Chemdex advanced $350,000 to Sparhawk in exchange for an unsecured subordinated promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk.  The promissory note is payable in full on March 4, 2009.  Interest is payable annually, but can be deferred and added to the principal balance of the promissory note each year at Sparhawk’s discretion.  The warrant becomes exercisable on March 5, 2009 and expires at the earlier of payment in full of the promissory note or March 4, 2014.  Chemdex also entered into a supply agreement with Sparhawk to supply ferric hydroxide and hydrogenated dextran solution to

Sparhawk on an exclusive basis in the United States for 10 years.  In connection with the sale, the litigation involving the Joint Venture, Sparhawk Laboratories, Inc. v. Veterinary Laboratories, Inc., et al, Case No. 02CV07426, County of Johnson, State of Kansas, was settled, and a Motion of Approval of Settlement and Stipulation of Dismissal with Prejudice was filed with the Court on March 4, 2004.

Management considers the finished goods veterinary pharmaceuticals industry to be a highly competitive, mature industry, and believes that meaningful growth in this industry will require significant investment in new product development.  The Company’s investment in this industry through the Joint Venture required the sharing of profits with its partner.  Management believes that the Company can expect to obtain a higher return on investment by focusing on its current Dextran Products business and on human pharmaceutical research and development projects.

Results of Operations

Fiscal Year ended January 31,2004 compared to Fiscal Year ended January 31, 2003 compared to Fiscal Year ended January 31, 2002

	FY 2004	FY 2003	FY 2002
Net Loss	$(5,999)	$(673,741)	$(206,880)

Loss per share	0.00	(0.22)	(0.07)

The fiscal year 2004 reduction in net loss is attributable to the recovery of income tax expense.  In fiscal year 2004, there was a recovery of income taxes of $389,968 as compared to a provision for income taxes of $751,366 in fiscal year 2003, due to the recognition of the tax benefit of the non-operating losses at Chemdex, as described below.  The provision for income taxes in fiscal year 2003 significantly exceeded income before income taxes because of the losses incurred at the Company level in the Bahamas, for which no tax recovery is available, and because a full valuation allowance was taken against the deferred tax assets relating to non-operating losses at Chemdex.

Income (loss) before				Fiscal Years
income taxes	FY 2004	FY 2003	FY 2002	04 v 03	03 v 02
				(% increase (decrease))
Consolidated	$(395,967)	$77,265	$(37,898)	(612)%	304%
Dextran Products	58,703	872,291	670,552	(93)%	30%
Chemdex	(63,029)	(247,682)	20,745	75%	(1,294)%

The fiscal year 2004 decline in operating results is primarily attributable to the large foreign exchange loss and gross margin decline at Dextran Products due to the decline in the United States dollar relative to the Canadian dollar.  Dextran Products has a significant net asset exposure to the United States dollar because the majority of its accounts receivable balance and intercompany receivables are denominated in United States dollars, while the majority of its liabilities and expenses are in Canadian dollars.  Therefore, if the value of the Canadian dollar increases in relation to the United States dollar, margins decrease.  Exchange rate fluctuations resulted in an 8% decrease in margins at Dextran Products in fiscal year 2004.  Management does not expect that the Company will incur significant foreign exchange losses in fiscal year 2005, due to the expected repayment of intercompany debts owed by Chemdex to Dextran Products in fiscal year 2005.

Additionally, in fiscal year 2004 the Company continued to incur significant legal and receiver costs due to the winding-up of the Joint Venture and resulting litigation with its joint venture partner.  On March 4, 2004, the Company sold its finished product veterinary pharmaceutical business to Sparhawk.  The sale included substantially all of the assets of Vet Labs and its ownership interest in the Joint Venture, and settled all outstanding litigation among the parties.  The Company does not expect to incur significant legal or receiver costs in connection with Vet Labs or the Joint Venture following the date of sale.

Dextran Products.  The fiscal year 2004 decrease in income before income taxes is a result of the rise in the value of the Canadian dollar, which resulted in the decrease in profit margins described above, as well as an increase in selling, general and administrative expenses, which are stated in United States dollars, and a foreign exchange loss.  The fiscal year 2003 increase compared to fiscal year 2002 was due to increased sales and gross profit levels.

Chemdex.  The fiscal year 2004 decrease in loss before income taxes is a result of the increase in sales and profit margins.  The fiscal year 2003 decrease compared to fiscal year 2002 was primarily due to increased other expenses resulting from the winding-up of the Joint Venture and the resulting litigation.

				Fiscal Years
Sales	FY 2004	FY 2003	FY 2002	04 v 03	03 v 02
				(% increase (decrease))
Consolidated	$14,092,189	$12,786,343	$12,167,530	10%	5%
Dextran Products	4,742,519	4,575,359	4,246,635	4%	8%
Percentage of Company sales	34%	36%	35%
Chemdex	$9,349,670	$8,210,984	$7,920,895	14%	4%
Percentage of Company sales	66%	64%	65%

The majority of the fiscal year 2004 sales increase was attributable to the Chemdex operating segment.  Both operating segments experienced sales increases in fiscal year 2003 compared to fiscal year 2002.

Dextran Products.  Demand for Dextran and related products increased in fiscal year 2004 due primarily to favorable pricing.  Since Dextran Products pricing of product is primarily denominated in United States dollars, the decline in value of the United States dollar relative to the Euro resulted in lower pricing for European agents, increasing demand for the products of Dextran Products.  Increased demand across all markets drove the sales increase from fiscal year 2002 to fiscal year 2003.  Management expects sales levels to increase slightly in fiscal year 2005 due to increased sales in Europe, absent a significant rise in the value of the United States dollar.

Chemdex.  The introduction of three new products accounted for $938,307 of the fiscal year 2004 sales increase.  The fiscal year 2003 sales increase compared to fiscal year 2002 was due primarily to the introduction of a new contract-manufactured product.

				Fiscal Years
Gross profit	FY 2004	FY 2003	FY 2002	04 v 03	03 v 02
				(% increase (decrease))
Consolidated	$3,349,496	$3,257,384	$2,736,421	3%	19%
Percentage of sales	24%	25%	22%
Dextran Products	$1,539,164	$1,889,001	$1,593,497	(19)%	19%
Percentage of sales	32%	41%	38%
Chemdex	$1,739,558	$1,281,409	$1,051,312	36%	22%
Percentage of sales	19%	16%	13%

The fiscal year 2004 increase in gross profit resulted from increased sales at the Chemdex operating segment.  The concurrent decline in gross profit percentage is primarily due to declines at the Dextran Products operating segment due to exchange rate fluctuations, which caused a decrease in margins.  The fiscal year 2003 increase in gross profit compared to fiscal year 2002 gross profit was the result of increased sales levels, particularly of higher margin products.

Dextran Products.  Dextran Products’ fiscal year 2004 gross profit decrease was due to the significant rise in the Canadian dollar relative to the United States dollar.  The majority of Dextran Products’ costs are incurred in Canadian dollars, while the majority of its sales are in United States dollars.  Therefore, as the value of the Canadian dollar rises in relation to the United States dollar, Dextran Products’ margins decrease.  Exchange rate fluctuations resulted in an 8% decrease in margins at Dextran Products in fiscal year 2004.  The fiscal year 2003 increase in gross profit at Dextran Products compared to fiscal year 2002 was the result of increased sales of a high-margin product.

Chemdex.  The fiscal year 2004 increase in gross profit and margin at Chemdex was primarily attributable to the increased sales levels, particularly in the high-margin injectables product line, which resulted in lower average fixed costs.  The fiscal year 2003 increase in gross profit at Chemdex compared to fiscal year 2002 was the result of increased sales due to the introduction of a new product.

				Fiscal Years
	FY 2004	FY 2003	FY 2002	04 v 03	03 v 02
				(% increase (decrease))
Selling, promotion, general and administrative expenses	$2,096,108	$1,799,292	$1,670,338	16%	8%

The fiscal year 2004 increase in selling, promotion, general and administrative expenses is a result of three main factors.  The cost of the Company’s director and officer liability insurance increased by 144% as compared to fiscal year 2003, due to general market conditions.  The Company has not made a claim under any director and officer liability policy.  Management salaries at Chemdex also included a full year of salary for the general manager who was hired in the fourth quarter of fiscal year 2003.  Finally, the selling, promotion, general and administrative expenses incurred at Dextran Products were incurred in Canadian dollars, resulting in increased expenses upon translation to United States dollars due to the significant rise in the Canadian dollar as discussed above.

The fiscal year 2003 increase in selling, promotion, general and administrative expenses compared to fiscal year 2002 was a result of senior management bonus accruals of $75,000 in fiscal year 2003.  No senior management bonuses were paid in fiscal year 2002.  In addition, Chemdex incurred increased management salaries and recruiting costs in connection with the hiring of a new general manager in the fourth quarter of fiscal year 2003 to oversee the Joint Venture operations and its management on behalf of the Company.

Research and				Fiscal Years
development	FY 2004	FY 2003	FY 2002	04 v 03	03 v 02
				(% increase (decrease))
Research and development expenditures	$73,635	$193,284	$506,980	(62)%	(62)%
Investment tax credits	(12,684)	(21,186)	(42,375)	(40)%	(50)%
Net research and development expense	60,951	172,098	464,605	(65)%	(63)%

Due to continued direct funding of research and development expenses by third party public and/or private sector groups, as well as investment tax credits claimed by Dextran

Products, the Company’s research and development expense continued to decrease in fiscal year 2004.

Funding for the Company’s primary development products is provided directly by third party public and/or private sector groups to the entities carrying out such research.  The Company does not take possession or control over these funds.  The Company benefits from the results of research projects through the ownership of patents and/or licenses with respect to the products involved.  The Company has no commitments to repay the funding or to purchase the results of the research.

The current stage of the cellulose sulphate project is such that a lesser portion of development is being performed in-house, and significant funding from research and development partners for the current phase of the project is expected to continue at necessary levels for the foreseeable future.  The Company’s research and development expenditures are expected to increase in fiscal year 2005 due to additional product development activities the Company expects to perform and fund outside of its partnership relationships.  Additionally, Chemdex experienced a reduction in research and development costs in fiscal year 2004 while awaiting FDA approval on several new products.

				Fiscal Years
	FY 2004	FY 2003	FY 2002	04 v 03	03 v 02
				(% increase (decrease))
Depreciation and amortization expense	$617,685	$572,129	$548,931	8%	4%

The fiscal year 2004 increase in depreciation and amortization expense is primarily attributable to new production equipment purchased during fiscal year 2003 at Dextran Products and the increase in the value of the Canadian dollar relative to the United States dollar.  The fiscal year 2003 increase compared to fiscal year 2002 is primarily due to the purchase of new production equipment at Dextran Products in the fourth quarter of fiscal year 2002.

				Fiscal Years
	FY 2004	FY 2003	FY 2002	04 v 03	03 v 02
				(% increase (decrease))
Interest expense	$133,382	$150,527	$206,051	(11)%	(27)%

The fiscal year 2004 decrease in interest expense is primarily attributable to a decrease in long-term debt, as well as the associated decrease in imputed interest due to the continuing repayment of non-interest bearing long-term debt.  The fiscal year 2003 decrease compared to fiscal year 2002 is primarily attributable to a decrease in imputed interest on long-term payables due to the repayment of non-interest bearing long-term debt.

				Fiscal Years
	FY 2004	FY 2003	FY 2002	04 v 03	03 v 02
				(% increase (decrease))
Foreign exchange gain (loss)	$(447,602)	$(113,602)	$77,809	(294)%	(246)%

The fiscal year 2004 increase in foreign exchange loss at Dextran Products was due to the Canadian dollar increasing in value relative to the United States dollar.  Dextran Products has a net exposure to the United States dollar because the majority of its accounts receivable balance, including inter-company receivables, is denominated in United States dollars.  The fiscal year 2003 increase in foreign exchange loss at Dextran Products was due to a similar increase in the value of the Canadian dollar.  The fiscal year 2002 foreign exchange gain at Dextran Products was due to the Canadian dollar decline in value relative to the United States dollar during that period.  Management does not expect that the Company will incur significant foreign exchange losses in fiscal year 2005, due to the expected repayment of intercompany debts owed by Chemdex to Dextran Products in fiscal year 2005.

				Fiscal Years
	FY 2004	FY 2003	FY 2002	04 v 03	03 v 02
				(% increase (decrease))
Other income (expense)	$(389,735)	$(372,111)	$37,797	(5)%	(1,084)%

In both fiscal years 2004 and 2003, the other expenses relate almost entirely to legal and receiver costs associated with the winding-up of the Joint Venture, and the resulting litigation.  In fiscal year 2004, legal and receiver fees relating to this process totaled $397,380, as compared to $238,197 in fiscal year 2003.  Additionally, due to the uncertainty related to this situation, in fiscal year 2003, the Company provided an allowance for the entire receivable balances of $132,614 due from Sparhawk.  In fiscal year 2002 other income was primarily due to the receipt by Chemdex of a final settlement payment of $48,643 resulting from a class action lawsuit against various vitamin suppliers.  Also in fiscal year 2002, Dextran Products incurred a loss of $27,269 on disposal of production equipment that was netted against other income.

				Fiscal Years
Tax provision (recovery)	FY 2004	FY 2003	FY 2002	04 v 03	03 v 02
				(% increase (decrease))
Consolidated	$(389,968)	$751,366	$168,982	(152)%	345%
Dextran Products	110,032	430,886	202,650	(74)%	113%
Chemdex	(500,000)	320,480	(34,480)	(256)%	1,029%

The fiscal year 2004 decrease in tax provision at Dextran Products is a result of the decrease in profitability as described above.  The tax provision at Dextran Products exceeds its income before taxes because a significant portion of the foreign exchange loss relates to intercompany financing and consequently is deductible only against capital gains.  The Canadian operations continue to have significant research and development tax pools to offset current taxes payable.

The fiscal year 2004 Chemdex tax benefit was recorded because there is no longer uncertainty as to the ability of Chemdex to use non-operating losses following the sale of the Vet Labs assets for a gain subsequent to the end of fiscal year 2004.  On March 4, 2004, the Company sold its finished product veterinary pharmaceutical business to Sparhawk.  The sale included substantially all of the assets of Vet Labs and its ownership interest in the Joint Venture.

Liquidity and Capital Resources

As of January 31, 2004, the Company had cash of $59,455, compared to cash of $199,718 at January 31, 2003.  In fiscal year 2004 the Company generated cash of $221,425 from its operating activities, compared to $941,559 for fiscal year 2003.  Although there was a decrease in the net loss in fiscal year 2004, this decrease resulted from the deferred tax recovery, which is a non-cash item. In fiscal year 2003, there were significant non-cash expenses relating to deferred income taxes and the writedown of loan to Sparhawk, which were not incurred in fiscal year 2004.  Depreciation and amortization continues to be a large non-cash expense of the Company.  In fiscal year 2002, the Company generated cash of $443,765 from its operating activities.

The Company maintained $2,058,161 of working capital and a current ratio of 1.8 to 1 as of January 31, 2004, compared to $1,528,856 and 1.6 to 1 as of January 31, 2003, and $1,481,138 and 1.8 to 1 as of January 31, 2002.

Management expects the primary source of its future capital needs to be a combination of company earnings, borrowings and the proceeds from the sale of the Vet Labs assets.  The

Company, at present, does not have any material commitments for capital expenditures, although Management intends to continue the plant refurbishment process at Dextran Products in Toronto.

The Company believes that based upon the current levels of revenues and spending, and taking into account the effect of the sale of the Vet Labs assets on the operating results of Chemdex, its existing working capital resources will be sufficient to support continuing operations for the foreseeable future.

At January 31, 2004, the Company had accounts receivable, including amounts classified as assets subject to sale agreement, of $1,040,732 and inventory of $2,693,312, compared to $1,351,515 and $2,265,963, respectively, at January 31, 2003.  The decrease in accounts receivable was due to timing of collections at year-end.  The increase in inventory levels was due to stocking of the new products at Chemdex.  At January 31, 2002, the Company had accounts receivable of $1,067,709 and inventory of $2,112,854.  The increase in accounts receivable from fiscal year 2002 to fiscal year 2003 was due to the timing of collections at year-end discussed above, while the increase in inventory levels was due to the stocking of additional finished goods for shipment to a particular customer and the stocking of a new product at Chemdex.

At January 31, 2004, the Company had accounts payable, including amounts included in liabilities subject to sale agreement, of $1,099,736, compared to $1,205,383 at January 31, 2003.  The decrease in accounts payable was due to timing of supplier payments.  At January 31, 2002, the Company had accounts payable of $935,419, with the increase between fiscal year 2003 and fiscal year 2002 due primarily to the increase in accounts receivable and inventory discussed above.

During fiscal year 2004, capital expenditures totaled $396,704, as compared to $367,868 in fiscal year 2003 and $434,157 in fiscal year 2002.  The majority of the capital expenditures were for production equipment at the Dextran Products plant in Toronto in these fiscal years.  Management intends to continue its plant refurbishment and expansion plan in fiscal year 2005, and expects capital expenditures to increase in that period.

The change in accumulated other comprehensive loss of the Company is entirely attributable to the currency translation adjustment of Dextran Products.  Dextran Products’ functional currency is the Canadian dollar.  This currency translation adjustment arises from the translation of Dextran Products’ financial statements to U.S. dollars.

Dextran Products has a Cdn. $1,250,000 (U.S. $942,000) line of credit, of which Cdn. $150,000 (U.S. $113,000) was utilized at January 31, 2004.  This line of credit was not utilized at January 31, 2003.  This line of credit bears interest at the Canadian banks’ prime lending rate plus 0.75% (2004 – 5%; 2003 – 5.75%).  This indebtedness is collateralized by a general security agreement over the Company’s assets and a collateral mortgage of Cdn. $500,000 on the Dextran Products building in Toronto.

The Joint Venture had a $175,000 line of credit to fund operations, none of which was utilized at January 31, 2004 or 2003.  As a result of the March 4, 2004 disposition of the Vet Labs assets, the Joint Venture line of credit is no longer be available to the Company.

Chemdex entered into one new long-term debt obligation on September 19, 2003, which related to the redemption of the 10% minority interest in Chemdex.  The redemption amount was $146,500, which is to be paid in 25 equal monthly installments of $5,860, commencing on the redemption date.  Since this installment contract is non-interest bearing, it has been discounted using a discount rate of 9%.  The present value of this installment contract is $134,602, which has been recorded as long-term debt.

The significant decrease in long-term debt from fiscal year 2003 to fiscal year 2004 is due to continuing payments by the Company, and the full repayment of the term loan by the Joint Venture.  All long-term debt is due in the next two years.

The Company entered into one new capital lease obligation at Dextran Products during fiscal year 2004, for a piece of production equipment.  Capital lease obligations are due over the next three years.

No changes in accounting principles or their application have been implemented in the reporting period that would have a material effect on reported income.

Changes in the relative values of the Canadian dollar and the United States dollar occur from time to time and may, in certain instances, materially affect the Company’s results of operations.

The Company does not believe that the impact of inflation and changing prices has had a material effect on its operations or financial results at any time in the last three years.

Related Party Transactions

In August 1997, the Company loaned Thomas C. Usher, its Vice-Chairman, Director of Research and Development, a member of its Board of Directors and the beneficial owner of greater than 5% of the outstanding common shares of the Company, $691,500 at an interest rate equal to the prime rate of Toronto Dominion Bank plus 1.50% (the “Loan”).  The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher.  Repayment of the Loan is accomplished by monthly payments and through offsets by the Company against royalty payments due Thomas C. Usher pursuant to intellectual property license agreements and bonus payments, if any, granted Thomas C. Usher as an employee of the Company.  The amount outstanding under the Loan as of January 31, 2004 was $417,467, as compared to $517,190 at January 31, 2003, including accrued interest.  The Company has taken a cumulative provision of $242,677 against accrued interest on this loan at January 31, 2004, compared to a cumulative provision of $212,491 at January 31, 2003.

In August 1999, Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the “Receivables”) due to the Company from Novadex Corp.  The Receivables have no specific repayment terms.  The total outstanding amount of the Receivables as of January 31, 2004 was $366,216, as compared to $426,454 at January 31, 2003.  Thomas C. Usher also owes $250,000 to a subsidiary of the Company, Novadex International Limited, as of January 31, 2004, pursuant to a non-interest bearing loan with no specific repayment terms.  The outstanding amount of this loan has not changed from January 31, 2003.

Thomas C. Usher has pledged 328,051 common shares of the Company as security for these amounts owing to the Company.  These common shares have a market value of $2,266,800 at January 31, 2004, based on the closing price of the Company’s common shares on the Nasdaq SmallCap market on Friday, January 30, 2004.

The Company also has an outstanding loan payable to Ruth Usher, a member of the Board of Directors through her retirement on October 31, 2003, the beneficial owner of greater than 5% of the outstanding common shares of the Company, and the spouse of Thomas C. Usher.  The amount due from the Company pursuant to this loan increased to $683,234 at January 31, 2004 from $682,225 at January 31, 2003 due to interest charges less monthly payments by the Company.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

As of January 31, 2004, future minimum cash payments due under contractual obligations, including, among others, the Dextran Products line of credit, the loan payable to Ruth Usher, the long-term debt obligation in connection with the Chemdex redemption, and capital lease agreements, are as follows:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations (1)	$800,434	$82,320	$70,880	$24,000	$623,234
Capital lease obligations (2)	503,871	193,463	310,408	—	—
Operating lease obligations (3)	22,355	11,814	10,541	—	—
Purchase obligations	—	—	—	—	—
Revolving loans (4)	150,000	150,000	—	—	—
Total	$1,476,660	$437,597	$391,829	$24,000	$623,234

1.                                       Consists of:

(a)                                  Note payable in monthly payments of $5,860 maturing September 19, 2005; and

(b)                                 Amounts due to shareholder which bear interest at the Canadian banks’ prime lending rate plus 1.5%, with required minimum monthly payments, including interest, of $1,000.

Does not include a share value guarantee outstanding at January 31, 2004 payable in quarterly repayments of $50,000 on February 1, May 1 and August 1, 2004, and a lump-sum payment for the balance of $75,353 on November 1, 2004, which was paid in full on March 4, 2004.

2.                                       Consists of capital lease obligations for:

(a)                                  Production equipment of Cdn. $38,734 (US $29,203) repayable in monthly installments, bearing interest at 6.65% and maturing December 2004;

(b)                                 Production equipment of Cdn. $103,170 (US $77,783) repayable in monthly installments, bearing interest at 7.59% and maturing November 2006; and

(c)                                  Production equipment of Cdn. $449,937 (US $339,217) repayable in monthly installments, bearing interest at 9% and maturing November 2006.

3.                                       Consists of operating lease obligations for:

(a)                                  Production equipment requiring monthly payments of Cdn. $732 (US $552) terminating June 2004;

(b)                                 Office equipment requiring semi-annual payments of Cdn. $2,180 (US $1,644) terminating November 2005; and

(c)                                  Office equipment requiring quarterly payments of Cdn. $161 (US $121) terminating June 2006.

(d)                                 Office equipment requiring quarterly payments of $843 termination July 2006.

(e)                                  Office equipment requiring monthly payments of $477 terminating May 2004.

4.                                       Consists of Canadian operating line of credit bearing interest at the Canadian banks’ prime lending rate plus 0.75%, repayable upon demand.

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

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, applied on a consistent basis.  The critical accounting policies include the use of estimates of allowance for doubtful accounts, the useful lives of assets and the realizability of deferred tax assets.  The Company’s accounting policies with respect to the Joint Venture and its disposition are also discussed below.

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

Long-Lived Assets

Long-lived assets are stated at cost, less accumulated depreciation or amortization computed using the straight-line method based on their estimated useful lives ranging from three to fifteen years.  Useful life is the period over which the asset is expected to contribute to the Company’s cash flows.  A significant change in estimated useful lives could have a material impact on the results of operations.  The Company reviews the recoverability of its long-lived assets, including buildings, equipment and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.  The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations.  If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value.  The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets as well as other fair value determinations.

Deferred Tax Assets

The Company has recorded a valuation allowance on deferred tax assets where there is uncertainty as to the ultimate realization of the future tax deduction.  There has not been a consistent history of profitability at Chemdex, therefore there is uncertainty regarding whether there will be adequate future profits realized to use the U.S. tax loss deductions.  Dextran

Products has incurred capital losses, which are only deductible against capital gains.  It is not certain that Dextran Products will realize capital gains in the future to use these Canadian capital loss deductions.

The Joint Venture

In 1992, Vet Labs and Sparhawk entered into the Joint Venture for the manufacture and sale of veterinary pharmaceutical products.  Vet Labs and Sparhawk each owned 50% of the Joint Venture during its operation. The Joint Venture was governed by the Agreement for the Operation of Veterinary Laboratories, Inc.’s Lenexa Facility and Sparhawk Lab of KC as a Joint Venture, dated December 1, 1992, by and among Sparhawk, Chemdex and Vet Labs (the “Joint Venture Agreement”).

Pursuant to the Joint Venture Agreement, the Joint Venture Policy Committee was responsible for the overall management of the Joint Venture, including the direction and control of the persons designated with the daily management responsibilities of the Joint Venture, and the general supervision of the management and conduct of the affairs of the Joint Venture.  The Policy Committee consisted of five members, three of which are selected by Vet Labs and two of which are selected by Sparhawk.  Decisions of the Policy Committee required a simple majority vote.

Because the Company controlled the operating, financing and investing decisions of the Joint Venture through Vet Labs’ control of the Policy Committee, it consolidated the Joint Venture’s assets, liabilities, revenue and expenses in the Company’s financial statements.  The Company has funded the Joint Venture’s cumulative losses since 1992 and, accordingly, has recorded 100% of these losses in the consolidated financial statements.

On January 13, 2004, the Company, Chemdex and Vet Labs entered into an Asset Purchase Agreement with Sparhawk.  Pursuant to the Asset Purchase Agreement, the Company agreed to sell substantially all of the assets of Vet Labs, including its interest in the Joint Venture, to Sparhawk for $5,500,000 in cash.  This sale was completed on March 4, 2004.  Simultaneously with the closing, Chemdex advanced $350,000 to Sparhawk in exchange for an unsecured subordinated promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk.  The promissory note is payable in full on March 4, 2009.  Interest is payable annually, but can be deferred and added to the principal balance of the promissory note each year at Sparhawk’s discretion.  The warrant becomes exercisable on March 5, 2009 and expires at the earlier of payment in full of the promissory note or March 4, 2014.  Chemdex also entered into a supply agreement with Sparhawk to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years.  In connection with the sale, the litigation involving the Joint Venture, Sparhawk Laboratories, Inc. v. Veterinary Laboratories, Inc., et al, Case No. 02CV07426, County of Johnson, State of Kansas, was settled, and a Motion of Approval of Settlement and Stipulation of Dismissal with Prejudice was filed with the Court on March 4, 2004.

The assets and liabilities of Vet Labs and the Joint Venture at January 31, 2004 and 2003 that are subject to the Asset Purchase Agreement have been reclassified to assets and liabilities subject to sale agreement.  All liabilities subject to sale agreement were current liabilities at both January 31, 2004 and 2003.  All assets subject to sale agreement at January 31, 2004 were considered current assets because the sale closed less than two months after fiscal year-end.  At January 31, 2003, long-lived assets are presented as non-current because the disposal date was more than one year from the date of sale of the assets.  Effective January 13, 2004, depreciation and amortization of the long-lived assets ceased.

A significant gain will be recorded by the Company upon the disposal of the Vet Labs assets.  There will also be significant changes in the Company’s results of operations following the sale of the Vet Labs assets and its ownership interest in the Joint Venture.  Sales of the Joint Venture accounted for 66% and 64% of the Company’s total sales in fiscal year 2004 and fiscal year 2003, respectively.  Income before income taxes from Vet Labs and the Joint Venture amounted to $408,667 in fiscal year 2004, with a loss before income taxes of $129,222 in fiscal year 2003.  Management expects that gross profit as a percentage of sales for the Company will increase because the Joint Venture’s margins were generally lower than those of Dextran Products.

Changes in Accounting Policies

Effective February 1, 2003, the Company adopted the fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” in accounting for its employee stock options.  The adoption of this accounting policy reduced net income by $12,370 as compared to the Company’s previous accounting policy of using the intrinsic value method as provided for in Accounting Principles Board Opinion (“APB”) No. 25.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 establishes standards for the measurement and classification of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.  Effective June 1,

2003, the Company accounts for financial instruments in accordance with SFAS No. 150.  The adoption of this standard had no impact on the consolidated financial statements.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  SFAS No. 148 is effective for fiscal years ending after December 15, 2002.  The Company has adopted the required disclosures of SFAS No. 148 effective January 31, 2003.

Forward-looking Statements

This Annual Report on Form 10-K, including the Management’s Discussion and Analysis, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to statements regarding management’s expectations of regulatory approval and the commencement of sales.  In addition, statements containing expressions such as “believes”, “anticipates” or “expects” used in this Annual Report on Form 10-K and the Company’s periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange

Commission are intended to identify forward-looking statements.  The Company cautions that these and similar statements in this Annual Report on Form 10-K and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, changing market conditions, the progress of clinical trials and the results obtained, the establishment of new corporate alliances, the impact of competitive products and pricing, and the timely development, FDA approval and market acceptance of the Company’s products, as well as the other risks discussed above, none of which can be assured.

The forward-looking statements contained in this quarterly report speak only as to the date of this report.  Except as otherwise required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report on Form 10-K, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

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

	Expected Maturity Date
	1/31/05	1/31/06	1/31/07	1/31/08	1/31/09	Thereafter	Total	Fair Value
	(US$Equivalent)
Liabilities:
Long-term debt:
Fixed rate ($Cdn.)	162,035	144,746	141,583	—	—	—	448,364	439,484
Average interestrate	8.35%	8.73%	8.75%	—	—	—	8.61%

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

	Expected Maturity Date
	1/31/05	1/31/06	1/31/07	1/31/08	1/31/09	Thereafter	Total	Fair Value
	(US$Equivalent)
Assets:
Notes receivable:
(Variable rate ($US)	54,861	58,153	61,642	65,340	69,261	108,209	417,466	417,466
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%

Liabilities:
Long-term debt:
Fixed rate ($Cdn.)	162,035	144,583	141,583	—	—	—	448,364	439,484
Average interest rate	8.35%	8.73%	8.75%	—	—	—	8.61%
Variable rate ($US)	1,007	1,068	1,132	1,200	1,272	677,534	683,213	683,213
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Polydex Pharmaceuticals Limited
Quarterly Financial Highlights
January 31, 2004

	Fourth Quarter Fiscal Year		Third Quarter Fiscal Year		Second Quarter Fiscal Year		First Quarter Fiscal Year
	2004	2003	2004	2003	2004	2003	2004	2003
Sales from continuing operations	4,055,997	3,358,668	3,681,305	3,455,665	3,058,369	2,647,400	3,296,518	3,324,610
Gross Profit	1,022,550	828,075	863,653	758,867	685,005	701,247	778,288	969,195
Net income (loss) from continuing operations	721,802	(771,391)	(201,426)	(11,512)	(236,805)	(35,840)	(289,570)	145,002
Net income (loss) per common share	0.24	(0.26)	(0.07)	—	(0.08)	(0.01)	(0.10)	0.05

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

Ernst & Young LLP, the independent auditors appointed by the shareholders of the Company, have audited the consolidated financial statements in accordance with United States generally accepted auditing standards and they provide an objective independent opinion regarding the fair presentation of reported operating results and financial position in accordance with generally accepted accounting principles.

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

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

Polydex Pharmaceuticals Limited

We have audited the accompanying consolidated balance sheets of Polydex Pharmaceuticals Limited as of January 31, 2004 and 2003 and the related consolidated statements of shareholders’ equity, operations and cash flows for each of the years in the three-year period ended January 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polydex Pharmaceuticals Limited as of January 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2004 in conformity with United States generally accepted accounting principles.

As described in note 2 to the consolidated financial statements, the Company changed its accounting policy for stock-based compensation effective February 1, 2003.

/s/ Ernst & Young LLP
Toronto, Canada,
March 19, 2004.	Chartered Accountants

Polydex Pharmaceuticals Limited

CONSOLIDATED BALANCE SHEETS

[Expressed in United States dollars]

As at January 31

	2004	2003
	$	$

ASSETS [notes 7 and 8]
Current
Cash	59,455	199,718
Trade accounts receivable [note 17]	503,864	625,486
Inventories [note 3]	1,226,439	1,067,532
Prepaid expenses and other current assets	42,730	29,381
Deferred tax assets [note 13]	267,500	—
Assets subject to sale agreement [note 11[a]]	4,285,666	2,056,434
Total current assets	6,385,654	3,978,551
Property, plant and equipment, net [note 4]	3,248,342	3,034,958
Patents and intangible assets, net [note 5]	85,511	24,305
Due from shareholder [note 6]	791,006	981,153
Assets subject to sale agreement [note 11[a]]	—	1,693,607
	10,510,513	9,712,574

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Bank indebtedness [note 7]	165,609	—
Accounts payable	515,092	431,028
Accrued liabilities	337,046	262,342
Customer deposits	100,925	25,380
Income taxes payable	923	33,010
Liabilities subject to sale agreement [note 11[a]]	880,564	1,428,853
Current portion of long-term debt [note 8[a]]	281,015	158,694
Current portion of capital lease obligations [note 8[b]]	161,253	110,387
Total current liabilities	2,442,427	2,449,694
Long-term debt [note 8[a]]	45,517	186,776
Capital lease obligations [note 8[b]]	284,950	319,602
Due to shareholder [note 6]	683,234	682,225
Deferred tax liabilities [note 13]	147,054	49,750
Total long-term liabilities	1,160,755	1,238,353
Total liabilities	3,603,182	3,688,047

Shareholders’ equity
Capital stock [notes 10 and 11[b]]
Authorized
100,000 Class A preferred shares of $0.10 each
899,400 Class B preferred shares of $0.0167 each
10,000,000 common shares of $0.0167 each
Issued and outstanding
899,400 Class B preferred shares	15,010	15,010
3,027,796 common shares [2003 - 3,027,777]	50,434	50,434
Contributed surplus	23,236,498	23,224,128
Deficit	(16,284,268)	(16,278,269)
Accumulated other comprehensive loss	(110,343)	(986,776)
Total shareholders’ equity	6,907,331	6,024,527
	10,510,513	9,712,574

See accompanying notes

Polydex Pharmaceuticals Limited

CONSOLIDATED STATEMENTS OF
SHAREHOLDERS’ EQUITY

[Expressed in United States dollars]

Years ended January 31, 2004, 2003 and 2002

	Preferred shares	Common shares	Contributed surplus	Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	$	$	$	$	$	$

Balance, January 31, 2001	15,010	50,434	23,221,104	(15,397,648)	(895,265)	6,993,635

Common share options issued in exchange for research and development and other services provided	—	—	3,024	—	—	3,024
Comprehensive income (loss)
Net loss for the year	—	—	—	(206,880)	—	(206,880)
Currency translation adjustment	—	—	—	—	(304,362)	(304,362)
Balance, January 31, 2002	15,010	50,434	23,224,128	(15,604,528)	(1,199,627)	6,485,417

Comprehensive income (loss)
Net loss for the year	—	—	—	(673,741)	—	(673,741)
Currency translation adjustment	—	—	—	—	212,851	212,851
Balance, January 31, 2003	15,010	50,434	23,224,128	(16,278,269)	(986,776)	6,024,527

Common share options issued	—	—	12,370	—	—	12,370
Comprehensive income (loss)
Net loss for the year	—	—	—	(5,999)	—	(5,999)
Currency translation adjustment	—	—	—	—	876,433	876,433
Balance, January 31, 2004	15,010	50,434	23,236,498	(16,284,268)	(110,343)	6,907,331

See accompanying notes

Polydex Pharmaceuticals Limited

CONSOLIDATED STATEMENTS OF OPERATIONS

[Expressed in United States dollars]

Years ended January 31

	2004	2003	2002
	$	$	$

Sales	14,092,189	12,786,343	12,167,530
Cost of goods sold	10,742,693	9,528,959	9,431,109
Gross profit	3,349,496	3,257,384	2,736,421

Expenses
General and administrative [note 10[b][i]]	1,937,262	1,659,011	1,527,316
Depreciation	592,421	549,946	526,748
Foreign exchange loss (gain)	447,602	113,602	(77,809)
Selling and promotion	158,846	140,281	143,022
Interest, net [note 6]	133,382	150,527	206,051
Research and development, net [note 12]	60,951	172,098	464,605
Amortization	25,264	22,183	22,183
	3,355,728	2,807,648	2,812,116
Income (loss) before the following	(6,232)	449,736	(75,695)
Other income (expense) [notes 9 and 11[a]]	(389,735)	(372,111)	37,797
Income (loss) before income taxes	(395,967)	77,625	(37,898)
Provision for (recovery of) income taxes [note 13]	(389,968)	751,366	168,982
Net loss for the year	(5,999)	(673,741)	(206,880)
Currency translation adjustment	876,433	212,851	(304,362)
Comprehensive income (loss) for the year	870,434	(460,890)	(511,242)

Per share information
Loss per common share
Basic	$—	$(0.22)	$(0.07)
Diluted	$—	$(0.22)	$(0.07)

See accompanying notes

Polydex Pharmaceuticals Limited

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Expressed in United States dollars]

Years ended January 31

	2004	2003	2002
	$	$	$
OPERATING ACTIVITIES
Net loss for the year	(5,999)	(673,741)	(206,880)
Add (deduct) items not affecting cash
Depreciation and amortization	617,685	572,129	548,931
Imputed interest on long-term debt	25,760	33,177	55,762
Deferred income taxes	(414,594)	684,474	125,947
Loss on disposal of equipment	—	—	27,269
License fee and interest income charged to due from shareholder	60,239	68,276	46,389
Provision for due from Sparhawk Laboratories, Inc. [note 9]	—	132,614	—
Options issued in exchange for services [note 10[b][i]]	12,370	—	3,024
Net change in non-cash working capital balances related to operations [note 14]	(74,036)	124,630	(156,677)
Cash provided by operating activities	221,425	941,559	443,765

INVESTING ACTIVITIES
Additions to property, plant and equipment and patents	(183,124)	(367,868)	(434,157)
Repayment from Sparhawk Laboratories, Inc.	—	—	5,633
Decrease in due from shareholder	129,908	48,713	106,669
Acquisition of minority interest [note 11[b]]	(5,860)	—	—
Proceeds from sale of equipment	—	—	110,000
Cash used in investing activities	(59,076)	(319,155)	(211,855)

FINANCING ACTIVITIES
Repayment of long-term debt	(453,805)	(252,256)	(442,077)
Repayment of capital lease obligations	(126,703)	(73,599)	(128,361)
Increase (decrease) in due to shareholder	1,009	262	(40,259)
Increase (decrease) in bank indebtedness	165,609	(179,286)	179,286
Cash used in financing activities	(413,890)	(504,879)	(431,411)
Effect of exchange rate changes on cash	342,321	39,805	(80,284)

Net increase (decrease) in cash during the year	90,780	157,330	(279,785)
Cash, beginning of year	280,748	123,418	403,203
Cash, end of year	371,528	280,748	123,418

Cash is comprised of the following
Cash	59,455	199,718	123,410
Cash included in assets subject to sale agreement [note 11[a]]	312,073	81,030	8
	371,528	280,748	123,418

See accompanying notes

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Expressed in United States dollars except where otherwise noted]

January 31, 2004

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

Inventories

Inventories of raw materials are stated at the lower of cost and net realizable value, cost being determined on a first-in, first-out basis.  Work-in-process and finished goods are valued at the lower of cost and net realizable value, and include the cost of raw materials, direct labour and fixed and variable overhead expenses.

Property, plant and equipment and patents and intangible assets

Property, plant and equipment are recorded at cost less accumulated depreciation.  Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

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

Foreign currency translation

The functional currency of the Company’s Canadian operations has been determined to be the Canadian dollar.  All asset and liability accounts of these companies have been translated into United States dollars using the current exchange rates at the consolidated balance sheet dates.  Revenue and expense items are translated using the average exchange rates for the year.  The resulting gains and losses have been reported separately as other comprehensive income (loss) within shareholders’ equity.

Stock options

Effective February 1, 2003, the Company has, in accordance with Statement of Financial Accounting Standards No. 148 [“SFAS 148”], prospectively adopted the fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” [“SFAS 123”] to apply recognition provisions to its employee stock options granted, modified or settled after February 1, 2003.  Previously, the Company followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” [“APB 25”] and related interpretations.  Under SFAS 123, compensation expense is recorded at the date stock options are granted.  The amount of compensation expense is determined by estimating the fair value of the options granted using a Black-Scholes option pricing model.  Previously, under APB 25, the Company recognized no compensation expense when stock options were granted if the exercise price of the stock options equaled or exceeded the market price of the underlying stock on the date of grant.  This change in accounting policy reduced net income and increased contributed surplus by $12,370 and reduced earnings per common share by $0.01.

Loss per common share

Basic loss per common share is computed using the weighted average number of shares outstanding of 3,027,796 for the year ended January 31, 2004 [2003 - 3,027,777; 2002 - 3,027,477].  Diluted loss per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock.  Incremental shares of nil in 2004 [2003 - nil; 2002 - nil], were used in the calculation of diluted loss per common share.  Options to purchase 427,935, 431,550 and 419,550 common shares in 2004, 2003 and 2002, respectively, were not included in the computation of diluted loss per common share because their effect was anti-dilutive.

3. INVENTORIES

Inventories consist of the following:

	2004	2003
	$	$

Finished goods	943,373	889,513
Work-in-process	107,008	50,987
Raw materials	176,058	127,032
	1,226,439	1,067,532

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	2004			2003
	Cost	depreciation Accumulated	Net book value	Cost	Accumulated depreciation	Net book value
	$	$	$	$	$	$

Land and buildings	1,391,141	496,720	894,421	1,193,955	362,985	830,970
Machinery and equipment	6,982,088	4,628,167	2,353,921	5,944,451	3,740,463	2,203,988
	8,373,229	5,124,887	3,248,342	7,138,406	4,103,448	3,034,958

Included in machinery and equipment are assets under capital lease with a total cost of $981,925 [2003 - $775,703] and accumulated depreciation of $344,348 [2003 - $220,406].  Depreciation of assets under capital lease is included in depreciation expense.

5. PATENTS AND INTANGIBLE ASSETS

Patents and intangible assets consist of the following:

	2004	2003
	$	$

Cost	283,199	202,858
Less accumulated amortization	197,688	178,553
	85,511	24,305

6. RELATED PARTY TRANSACTIONS

Amounts due from (to) shareholder consist of the following:

	2004	2003
	$	$

Amounts due from shareholder [i]	791,006	981,153

Amounts due to shareholder [ii]	(683,234)	(682,225)

[i]                         Amounts due from shareholder are due from an officer and director, who is also a major shareholder of the Company [the “Major Shareholder”], and bear interest at the Canadian banks’ prime lending rate plus 1.5% [2004 - 5.75%; 2003 - 6%], except for an amount of $616,216 [2003 - $676,454] which is non-interest bearing.  Interest income on this loan is recognized when realized.  These amounts have no fixed terms of repayment.  The Major Shareholder has pledged 328,051 shares of the Company and has pledged future license fee payments from the Iron Dextran process license agreement [note 12] as collateral for this loan.  During 2004, $60,239 [2003 - $66,727; 2002 - $47,346] of license fee payments were made.

[ii]                Amounts due to shareholder bear interest at the Canadian banks’ prime lending rate plus 1.5% [2004 - 5.75%; 2003 - 6%].  The Company is required to make monthly payments, inclusive of accrued interest, of $1,000.  Upon the death of either the shareholder or the Major Shareholder, the required monthly payment increases to $5,000.  This loan may not be called.

Interest recorded with respect to amounts due to shareholder are as follows:

	2004	2003	2002
	$	$	$

Interest expense	42,006	39,263	48,578

7. BANK INDEBTEDNESS

The Company has a Canadian operating line of credit of Cdn. $1,250,000 [U.S. $942,000] [2003 - Cdn. $750,000, U.S. $491,000], of which Cdn. $150,000 [U.S. $113,000] was utilized at January 31, 2004.  The Canadian operating line was not utilized at January 31, 2003.  The Company also has a U.S. operating line of credit of $175,000 [2003 - $175,000].  At January 31, 2004 and 2003, this line was not utilized.  The Canadian line of credit bears interest at the Canadian banks’ prime lending rate plus 0.75% [2004 - 5%; 2003 - 5.75%].  The U.S. line of credit bears interest at the U.S. bank’s prime lending rate plus 0.5% [2004 - 4.5%; 2003 - 4.75%].  Bank indebtedness is collateralized by a general security agreement over the Company’s assets and a collateral mortgage of $500,000 on the Dextran Products Limited [“Dextran Products”] building.

8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

[a]          Long-term debt consists of the following:

	2004	2003
	$	$

Share value guarantee payable in quarterly repayments of $50,000 on February 1, May 1 and August 1, 2004 and a lump-sum payment for the balance of $75,353 on November 1, 2004. The total amount of repayments are presented at their net present value using a discount rate of 9%. The payments are non-interest bearing and are collateralized by the assets of Veterinary Laboratories, Inc. which have a carrying value of $3,380,000 as at January 31, 2004 [note 11[a]]	217,670	345,470
Note payable to bank, repaid on January 22, 2004, bearing interest at the U.S. bank prime rate plus 1.5% [2004 - 5.5%; 2003 - fixed rate of 9%], collateralized by assignments of land, building and equipment. The balance outstanding at January 31, 2003 is included in liabilities subject to sale agreement [note 11[a]]	—	280,365
Note payable in monthly payments of $5,860 maturing September 19, 2005. The total amount of repayments are presented at their net present value using a discount rate of 9%. The payments are non-interest bearing and are unsecured [note 11[b]]	108,862	—
	326,532	625,835
Less current portion	281,015	158,694
Less amounts included in liabilities subject to sale agreement	—	280,365
	45,517	186,776

Repayments on the long-term debt are as follows:

$

2005	295,673
2006	46,880
Total long-term debt repayments	342,553
Less amount representing imputed interest	16,021
326,532

[b]         Capital lease obligations consist of the following:

	2004	2003
	$	$

Obligation [Cdn.$38,734] under a capital lease, repayable in monthly instalments, bearing interest at 6.65% and maturing December 2004. The Company has an option to purchase the asset for $1 at the end of the lease term	29,203	51,272
Obligation [Cdn.$103,170] under a capital lease, repayable in monthly instalments, bearing interest at 7.59% and maturing November 2006. The Company has an option to purchase the asset for $1 at the end of the lease term	77,783	—
Obligation [Cdn.$449,937] under a capital lease, repayable in monthly instalments, bearing interest at 9% and maturing November 2006. The Company has an option to purchase the asset for $84,000 [Cdn.$111,500] in April 2006, or at fair market value at the end of the lease term	339,217	378,717
	446,203	429,989
Less current portion	161,253	110,387
	284,950	319,602

Future minimum annual lease payments on the capital lease obligations are as follows:

$

2005	193,463
2006	163,282
2007	147,126
Total minimum lease payments	503,871
Less amount representing imputed interest	57,668
446,203

9. OTHER INCOME

During the year ended January 31, 2002, the Company received settlement as part of a class action lawsuit against a group of suppliers, recording a gain of $48,643.  In 2003, the amount due from Sparhawk Laboratories, Inc. [“Sparhawk”] was fully provided for pending the outcome of the legal dispute with Sparhawk.  The charge of $132,614 was included in other income (expense).

10. CAPITAL STOCK

[a]          Share capital issued and outstanding

[i]            Class A preferred shares

The Class A preferred shares will carry dividends, will be convertible into common shares of the Company and will be redeemable, all at rates as shall be determined by resolution of the Board of Directors.  No Class A preferred shares have been issued to date.

[ii]        Class B preferred shares

The Class B preferred shares carry no dividends, are non-convertible and entitle the holder to two votes per share.

[b] Share option plan

[i]            Options outstanding

The Company maintains an incentive share option plan for management personnel for 1,000,000 options to purchase common shares.  The Company also issues options to certain consultants for services provided to the Company.

All options granted have a term of five years and vest immediately.  At January 31, 2004, the Company has 427,935 options outstanding at exercise prices ranging from $2.50 to $7.72 and a weighted average exercise price of $3.92.  The options, which are immediately exercisable and expire on dates between May 31, 2004 and January 31, 2009, entitle the holder of an option to acquire one common share of the Company.

During the year ended January 31, 2002, 3,000 common share options were issued to a certain individual for services provided to the Company.  These options were valued at $3,024 using the Black-Scholes option pricing model and were charged to research and development expense.

During the year ended January 31, 2004, 3,885 common share options were issued to the independent directors of the Company.  These options were valued at $12,370 and were charged to general and administrative expense, in accordance with SFAS 123.  The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:  risk-free interest rate of 3.12%; dividend yield of nil; volatility factor of the expected market price of the Company’s common stock of 0.701, and an expected life of the options of five years.  Common share options of 12,000 and 10,950 granted to the independent directors of the Company during 2003 and 2002, respectively, were not expensed as the Company adopted SFAS 123 prospectively in fiscal 2004.  The impact of these common share option grants on the earnings of the Company for 2003 and 2002 if SFAS 123 had been adopted in these years are presented in note 10[b][ii].

Details of the outstanding options, which are all currently exercisable, are as follows:

	Share options			Weighted average exercise price per share
	2004	2003	2002	2004	2003	2002
	#	#	#	$	$	$

Options outstanding, beginning of year	431,550	419,550	420,600	3.88	3.91	4.05
Granted	3,885	12,000	13,950	7.72	2.50	2.80
Expired	(7,500)	—	(15,000)	3.50	—	6.80
Options outstanding, end of year	427,935	431,550	419,550	3.92	3.88	3.91

Weighted average fair value of options granted during the year				$3.98	$1.28	$1.49

The following table summarizes information relating to the options outstanding at January 31, 2004:

Exercise price	Number outstanding	Weighted average remaining contractual life
$		[months]

2.50	12,000	48
2.75	10,950	36
3.00	3,000	28
3.50	7,500	18
3.75	340,000	4
4.59	6,600	24
5.00	4,000	28
5.25	30,000	12
6.80	10,000	16
7.72	3,885	60
	427,935	8

[ii]        Pro forma information

As required by SFAS 123 [and modified by SFAS 148], pro forma information regarding net loss and net loss per common share has been determined as if the Company had accounted for its employee stock options under the fair value method for the years ended January 31, 2003 and 2002.  The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:  risk-free interest rates of 2.96% for 2003 and 4.47% for 2002; dividend yields of nil for both 2003 and 2002; volatility factors of the expected market price of the Company’s common stock of 0.660 for 2003 and 0.634 for 2002; and an expected life of the options of five years for both 2003 and 2002.  For purposes of pro forma disclosures, the estimated fair value of the options is expensed immediately.

Since changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the above pro forma adjustments for SFAS 123 are not necessarily a reliable single measure of the fair value of the Company’s employee stock options.

The Company’s pro forma net loss and net loss per common share following SFAS 123 are as follows:

	2003	2002
	$	$

Net loss as reported	(673,741)	(206,880)
Stock-based employee compensation cost using the fair value method	(9,216)	(9,461)
Pro forma net loss	(682,957)	(216,341)

Pro forma net loss per common share
Basic	(0.23)	(0.07)
Diluted	(0.23)	(0.07)

11. VETERINARY LABORATORIES, INC.

[a] Sparhawk Laboratories, Inc.

In 1992, Veterinary Laboratories, Inc. [“Vet Labs”] and Sparhawk Laboratories, Inc. [“Sparhawk”] entered into a joint venture [collectively referred to as the “Joint Venture”] for the purpose of manufacturing and selling veterinary pharmaceutical products.  Sparhawk is a company owned primarily by the management of the Joint Venture.  The Company controls the Joint Venture through its control of the Joint Venture Policy Committee and therefore consolidated its assets, liabilities, revenue and expenses in these consolidated financial statements.  The Company has funded the Joint Venture’s losses since 1992 and, accordingly, has recorded 100% of these cumulative losses in the consolidated financial statements.  At a future point in time, if the cumulative deficit of the Joint Venture is eliminated, a minority interest will be recorded and income will be allocated 50% to Vet Labs and 50% to Sparhawk.

Under the Joint Venture agreement, Sparhawk had an option to purchase 40% of the assets held by Vet Labs.  The purchase price would be 40% of the fair market value of the land, building and equipment owned by Vet Labs plus $1,000,000.  Sparhawk notified the Company on October 16, 2002 of its intention to exercise this option, but did not deliver the purchase price.  Under the terms of the Joint Venture agreement, the Joint Venture agreement and the option terminated on December 1, 2002.  The Company believes that the option had expired because of Sparhawk’s failure to deliver the purchase price.  Sparhawk had been disputing this fact until January 13, 2004.

On December 6, 2002, the Company and Sparhawk entered into a standstill agreement requiring both parties to continue to operate under the Joint Venture agreement.  On December 16, 2003, the court appointed a receiver to supervise the wind-up of the Joint Venture.

On January 13, 2004, the Company entered into an Asset Purchase Agreement with Sparhawk.  Pursuant to this Asset Purchase Agreement, the Company agreed to sell the finished product veterinary pharmaceutical business, including substantially all of the assets of Vet Labs, to Sparhawk for $5,500,000 in cash. Effective March 4, 2004, this sale was completed.  Simultaneously, on March 4, 2004, Chemdex, Inc. [“Chemdex”], a wholly-owned subsidiary of the Company, advanced $350,000 to Sparhawk in exchange for a promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk for no additional consideration.  The promissory note is due in full on March 4, 2009.  Interest is payable annually, but can be deferred and added to the principal balance of the promissory note each year at Sparhawk’s discretion.  The warrant expires at the earlier of payment in full of the promissory note or 10 years from date of issue.  The warrant becomes exercisable the day after the fifth anniversary from the date of issue.  Pursuant to a definitive supply agreement [the “Supply Agreement”] entered into on March 4, 2004, Chemdex agreed to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years.  Chemdex also granted to Sparhawk an exclusive license to use the drug master file to manufacture 10% bulk Iron Dextran for veterinary use, and the use of certain equipment during the 10-year period of the Supply Agreement.  Pursuant to definitive agreements, the Company made customary representations, warranties and indemnities and agreed to a full release of all claims against Sparhawk arising from the Joint Venture litigation.  Similarly, Sparhawk agreed to a full release of all claims against the Company arising from the Joint Venture litigation.

Assets that are included in the disposal have been reclassified to assets subject to sale agreement in the accompanying consolidated balance sheets and are as follows:

	2004	2003
	$	$

Assets subject to sale agreement
Cash	312,073	81,030
Trade accounts receivable	536,868	726,030
Inventories	1,466,873	1,198,431
Prepaid expenses and other current assets	84,786	50,943
Land and building	1,459,681	1,460,771
Machinery and equipment	136,258	170,080
Patents and intangible assets	56,627	62,756
Deferred income taxes	232,500	—
	4,285,666	3,750,041
Less non-current portion	—	1,693,607
	4,285,666	2,056,434

Liabilities to be assumed by the purchaser have been reclassified to liabilities subject to sale agreement in the accompanying consolidated balance sheets and are as follows:

	2004	2003
	$	$

Liabilities subject to sale agreement
Accounts payable	584,644	774,355
Accrued liabilities	175,654	160,717
Due to Sparhawk	101,453	101,453
Customer deposits	18,813	111,963
Current portion of long-term debt	—	280,365
	880,564	1,428,853

As described in note 8[a], long-term debt of the Company includes an amount due under a share value guarantee which arose upon the acquisition of Vet Labs in 1992 [note 11[c].  This share value guarantee is collateralized by the assets of Vet Labs including the land and building.  To release the charge against the Vet Labs assets, this share value guarantee had to be paid in full.  This payment of $225,353 was made on March 4, 2004 from the sale proceeds.

As at January 31, 2004, the Company has continued to consolidate the Joint Venture.  The Joint Venture operations comprise substantially all of the operations of the Chemdex segment [note 15].  Legal and receiver costs are included in other income (expense) on the consolidated statements of operations.  A gain on this transaction will be recorded in the first quarter of fiscal 2005.

[b]          Acquisition of minority interest

On September 19, 2003, Chemdex redeemed all of the common shares held by the 10% minority interest shareholder, which resulted in the Company controlling 100% of the issued and outstanding shares of Chemdex.  The redemption amount was $146,500, which is to be paid in 25 equal monthly installments of $5,860, which commenced on September 19, 2003.  Since this installment contract is non-interest bearing, it has been discounted using a discount rate of 9%.  The present value of this installment contract is $134,602, which has been recorded in long-term debt.  The Company has recorded this acquisition as a step purchase and has allocated the purchase price based on fair values of the assets as follows:

$

Land and building, included in assets subject to sale agreement [note 11[a]]	43,549
Equipment	555
Equipment, included in assets subject to sale agreement [note 11[a]]	10,157
Patents and intangible assets	80,341
134,602

[c]          Purchase obligation to ContiGroup Companies, Inc. [formerly Continental Grain Company] [“CGC”]

In 1992, the Company acquired 100% of the issued and outstanding share capital of Vet Labs from CGC for a total purchase price of $3,894,980, which was satisfied by issuing 194,749 common shares of the Company.  The Company had guaranteed that CGC would realize a value of $3,894,980 on the eventual sale of these shares or CGC could put its remaining shares to the Company at such price to bring CGC’s total consideration to $3,894,980.  CGC disposed of all of the common shares of the Company and a shortfall resulted.  On January 25, 2001, the terms of the purchase agreement were revised whereby the repayment terms for the outstanding repurchase obligation were extended.  The revised agreement requires the Company to make semi-annual payments of $90,000 on each of May 1 and November 1 until May 1, 2004 and a final payment of $105,343 on November 1, 2004.  On April 9, 2003, the terms of the purchase agreement were revised to amend the repayment terms for the outstanding repurchase obligation.  This revised agreement requires the Company to make quarterly payments of $50,000 on each of May 1, August 1, November 1 and February 1 until August 1, 2004 and a final payment of $75,343 on November 1, 2004.  This amount is included in long-term debt [note 8[a]] and was repaid on March 4, 2004 as described in note 11[a].

12. LICENSE AGREEMENTS AND RESEARCH AND DEVELOPMENT

The Company has made claims for investment tax credits on research and development activities.  Research and development expenditures have been reduced by investment tax credits as follows:

	2004	2003	2002
	$	$	$

Research and development expenditures	73,635	193,284	506,980
Investment tax credits	(12,684)	(21,186)	(42,375)
Research and development expense	60,951	172,098	464,605

Iron Dextran process

The Company has an agreement with the Major Shareholder which grants the Company the exclusive worldwide license to use a certain process for producing Iron Dextran.  This license agreement expires in 2014.  The Company pays a license fee based on production volumes.  The total license fee incurred during the year was $60,239 [2003 - $66,727; 2002 - $47,346].  These payments are applied to the balance owing by the Major Shareholder [note 6[i]].

13. INCOME TAXES

[a]          Substantially all of the Company’s activities are carried out through operating subsidiaries in Canada and the United States.  The Company’s effective income tax rate is dependent on the tax legislation in each country and the operating results of each subsidiary and the parent company.

The components of income (loss) before income taxes are as follows:

	2004	2003	2002
	$	$	$

Bahamas	(391,641)	(360,664)	(634,637)
Canada	61,980	940,088	725,475
United States	(66,306)	(501,799)	(128,736)
	(395,967)	77,625	(37,898)

The provision for (recovery of) income taxes consists of the following:

	2004	2003	2002
	$	$	$

Foreign withholding taxes on Bahamian income	—	—	812

Provision for income taxes based on Canadian statutory income tax rates	22,933	311,357	275,680
Increase (decrease) in tax reserve	—	147,012	(50,820)
Increase (decrease) in valuation allowance	53,900	3,506	(8,947)
Tax rate changes on deferred tax items	(20,203)	(21,612)	5,913
Items not deductible for tax	53,402	(9,377)	(19,176)
	110,032	430,886	202,650

Provision for (recovery of) income taxes based on United States income tax rates	(24,533)	(185,666)	(47,632)
Tax expense (recovery) on Joint Venture partner’s share of income	(132,282)	(32,319)	547
Tax on non-deductible items	—	—	12,605
Increase (decrease) in valuation allowance	(343,185)	538,465	—
	(500,000)	320,480	(34,480)

Provision for (recovery of) income taxes	(389,968)	751,366	168,982

Significant components of the provision for (recovery of) income taxes attributable to continuing operations are as follows:

	2004	2003	2002
	$	$	$

Canadian deferred tax recovery	(38,083)	(21,307)	(61,054)
Canadian deferred tax expense	128,440	385,301	221,481
Canadian current tax expense	19,675	66,892	42,223
United States deferred tax recovery	(500,000)	—	(34,480)
United States deferred tax expense	—	320,480	—
Bahamian foreign withholding tax expense	—	—	812
	(389,968)	751,366	168,982

[b]         Deferred tax assets and liabilities have been provided on temporary differences that consist of the following:

	2004	2003	2002
	$	$ $

Deferred tax assets
Canadian
Unclaimed research and development expenses	307,180	342,000	526,000
Net capital losses and other items [note 13[c]]	193,000	90,000	88,000
United States
Net operating loss carryforwards [note 13[d]]	580,000	600,000	368,000
Unpaid intercompany interest	150,000	—	—
	1,230,180	1,032,000	982,000
Less valuation allowance	627,000	899,207	147,000
	603,180	132,793	835,000
Deferred tax liabilities
Excess of carrying value over tax value of depreciable assets	(249,000)	(160,000)	(118,000)
Investment tax credits and other items	(1,234)	(22,543)	(86,594)
	352,946	(49,750)	630,406

[c]          The Canadian subsidiaries have deductions available to reduce future years’ income for tax purposes on account of net temporary differences resulting from expense items reported for income tax purposes in different periods than for financial statement purposes totalling approximately $1,123,000 and $581,000 for federal and provincial purposes, respectively.  Certain Canadian subsidiaries also have net capital losses available for carryforward of approximately $312,000 available to offset future taxable capital gains.  These potential deductions and net capital losses have an indefinite carryforward period.

[d]         The U.S. subsidiaries of the Company have net operating loss carryforwards for income tax purposes of approximately $1,568,000 that expire from 2009 to 2019.

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

14. CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	2004	2003	2002
	$	$	$

Decrease (increase) in current assets
Trade accounts receivable	402,848	(262,397)	39,101
Inventories	(270,190)	(111,260)	38,394
Prepaid expenses and other current assets	(45,350)	594	19,368
	87,308	(373,063)	96,863
Increase (decrease) in current liabilities
Accounts payable	(171,739)	254,664	6,192
Accrued liabilities	66,878	102,453	(201,844)
Customer deposits	(20,660)	131,744	(76,906)
Income taxes payable	(35,823)	8,832	19,018
	(74,036)	124,630	(156,677)

Cash paid during the year for interest was $65,616 [2003 - $78,087; 2002 - $101,711].  Cash paid during the year for income taxes was $44,024 [2003 - $11,699; 2002 - $8,139].

Capital equipment acquired under capital lease of $78,978 [2003 - nil; 2002 - $75,956] were treated as non-cash additions.  Assets acquired through acquisition of minority interest of $134,602 [2003 and 2002 - nil], less cash paid on date of closing of $5,860 [note 11[b]] were treated as non-cash additions.

15. SEGMENTED INFORMATION

All of the operations of the Company are carried on through Dextran Products in Canada and through Chemdex in the United States.  The operations of Chemdex represent the veterinary products business and the operations are carried out through its wholly-owned subsidiary, Vet Labs.  Vet Labs carries on its business through a Joint Venture with Sparhawk.  Each of Dextran Products and Chemdex operates as a strategic business unit offering different products.  Each subsidiary comprises a reportable segment as follows:

•                  Dextran - manufactures and sells bulk quantities of Dextran and several of its derivatives to large pharmaceutical companies throughout the world.

•                  Chemdex - manufactures and sells veterinary pharmaceutical products and specialty chemicals in the United States.  The primary customers are distributors and private labelers, who in turn sell to the end user of these products.  The majority of this business was sold in March 2004 [note 11[a]].

The Company evaluates segment performance based primarily on operating income, excluding unusual items.  The Company accounts for intersegment sales as if the sales were to third parties at current market prices.  The accounting policies of the segments are the same as those described in the significant accounting policies.

[a]                                  The following is condensed segment financial information for the years ended January 31:

	2004
	Dextran	Chemdex	Total
	$	$	$

Gross sales	5,142,881	9,349,670	14,492,551
Intercompany sales	400,362	—	400,362
Interest expense	48,294	20,883	69,177
Depreciation and amortization	459,054	142,844	601,898
Income (loss) before income taxes	58,703	(63,029)	(4,326)
Interest income	445	—	445
Segment assets	5,045,899	4,281,084	9,326,983
Capital expenditures	218,859	177,845	396,704

	2003
	Dextran	Chemdex	Total
	$	$	$

Gross sales	4,917,446	8,210,984	13,128,430
Intercompany sales	342,087	—	342,087
Interest expense	50,716	27,120	77,836
Depreciation and amortization	388,954	167,388	556,342
Income (loss) before income taxes	872,291	(247,682)	624,609
Interest income	1,667	395	2,062
Segment assets	4,918,829	3,569,090	8,487,919
Capital expenditures	340,203	27,665	367,868

	2002
	Dextran	Chemdex	Total
	$	$	$

Gross sales	4,529,397	7,920,895	12,450,292
Intercompany sales	282,762	—	282,762
Interest expense	64,133	37,578	101,711
Depreciation and amortization	352,481	180,663	533,144
Income before income taxes	670,552	20,745	691,297
Interest income	7,843	1,049	8,892
Segment assets	4,842,192	4,100,454	8,942,646
Capital expenditures	424,800	85,313	510,113

[b]         The following reconciles segment information presented above to the consolidated financial statements for the years ended January 31:

	2004	2003	2002
	$	$	$

Gross sales
Gross sales from segments	14,492,551	13,128,430	12,450,292
Intercompany sales elimination	(400,362)	(342,087)	(282,762)
	14,092,189	12,786,343	12,167,530

	2004	2003	2002
	$	$	$

Income (loss) before income taxes
Income (loss) before income taxes
from segments	(4,326)	624,609	691,297
Unallocated corporate expenses	(391,641)	(546,984)	(729,195)
	(395,967)	77,625	(37,898)

	2004	2003
	$	$

Assets
Segment	9,326,983	8,487,919
Corporate	1,183,530	1,224,655
	10,510,513	9,712,574

	2004
	Total segments	Corporate	Consolidated totals
	$	$	$

Other significant items
Interest expense	69,177	64,205	133,382
Depreciation and amortization	601,898	15,787	617,685
Interest income	445	—	445
Capital expenditures	396,704	—	396,704

	2003
	Total segments	Corporate	Consolidated totals
	$	$	$

Other significant items
Interest expense	77,836	72,691	150,527
Depreciation and amortization	556,342	15,787	572,129
Interest income	2,062	—	2,062
Capital expenditures	367,868	—	367,868

	2002
	Total segments	Corporate	Consolidated totals
	$	$	$

Other significant items
Interest expense	101,711	104,340	206,051
Depreciation and amortization	533,144	15,787	548,931
Interest income	8,892	331	9,223
Capital expenditures	510,113	—	510,113

[c]          Consolidated sales by destination are as follows:

	2004	2003	2002
	$	$	$

United States	10,008,794	8,923,364	8,582,049
Europe	2,207,104	1,991,107	1,574,065
Pacific Rim	692,980	714,072	962,231
Canada	655,471	510,499	593,019
Other	527,840	647,301	456,166
	14,092,189	12,786,343	12,167,530

[d]         Long-lived assets by country of domicile are as follows:

	2004	2003
	$	$

United States	1,621,828	1,695,427
Canada	3,247,473	3,033,139
Bahamas	8,518	24,305
	4,877,819	4,752,871

[e]          The following summarizes significant customer sales information for Chemdex for the years ended January 31.  Dextran has no customers that exceed 10% of consolidated sales.

	2004	2003	2002
	$	$	$

Customer A	2,133,597	1,590,126	1,751,467
Customer B	1,920,282	1,858,236	1,665,949
Customer C	1,567,135	1,420,554	1,241,732
	5,621,014	4,868,916	4,659,148

[f]            The following summarizes significant enterprise-wide product group sales information of the Company for the years ended January 31:

	2004	2003	2002
	$	$	$

Bulk Dextran and derivatives	4,742,519	4,575,359	4,246,635
Sterile injectible veterinary products	5,697,292	4,480,327	4,390,967
Oral and topical veterinary products	3,652,378	3,730,657	3,529,928
	14,092,189	12,786,343	12,167,530

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies.

The carrying values of cash, trade accounts receivable and accounts payable approximate their fair values at January 31, 2004 because of the short period to maturity of these financial instruments.

The estimated fair values of the bank indebtedness, due to shareholder, due to Sparhawk, long-term debt and capital lease obligations are not materially different from the carrying values for financial statement purposes as at January 31, 2004 and 2003.  The estimated fair value of the amount due from shareholder is not determinable because the amount has no fixed terms of repayment.

17. OTHER DISCLOSURES

[a]          Concentration of accounts receivable

At January 31, 2004, three [2003 - three] customers of the Company comprised 59% [2003 - 45%] of the trade accounts receivable balance.  No other customers had trade accounts receivable outstanding at year end that represented more than 10% of the Company’s trade accounts receivable balance.

[b] Foreign currency risk

The Company is exposed to foreign currency risk through its net investment in its Canadian operations.  The Company has not entered into hedging arrangements related to the foreign currency risk exposure.

18. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board [the “FASB”] issued FASB Interpretation [“FIN”] No. 46R, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51” [the “Interpretation”], which is a revision of FIN No. 46 originally issued in January 2003.  The Interpretation introduces a new consolidation model - the variable interests model - which determines control [and consolidation] based on potential variability in gains and losses of the entity being evaluated for consolidation.  It also requires application in financial statements of public entities for periods ended after December 15, 2003 to special purpose entities, and in financial statements for periods ending after March 15, 2004 to other types of variable interest entities.  The Company does not have any interests in special purpose entities, and will account for any variable interest entities in accordance with the Interpretation.  The adoption of this Interpretation had no impact on the Company’s consolidated financial statements.

19. COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

The comparative consolidated financial statements have been reclassified from statements previously presented to conform to the presentation of the 2004 consolidated financial statements.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.                                           CONTROLS AND PROCEDURES

The Company completed an evaluation as of the end of the period covered by this report under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis of material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic Securities and Exchange Commission filings.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred in the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.                                               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item is incorporated herein by reference from the material contained under the captions “Board of Directors,” “Proposals,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

Code of Ethics

The Company has adopted a code of ethics that applies to all of its directors, officers, (including its chief executive officer, chief financial officer, chief accounting officer, controller, and any person performing similar functions) and employees.  The Company has filed a copy of this Code of Ethics as Exhibit 14 to this Form 10-K.  The Company has also made the Code of Ethics available on its website at www.polydex.com under the caption “Investor Relations.”

ITEM 11.                                               EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference from the material contained under the captions “Board of Directors,” “Board Meetings and Committees,” “Compensation of Executive Officers,” “Employment Agreements” and “Company Stock Performance” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

ITEM 12.                                               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference from the material contained under the captions “Ownership of Voting Securities” and “Equity Compensation Plan Information” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

ITEM 13.                                               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated herein by reference from the material contained under the captions “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Transactions With the Company” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

ITEM 14.                                               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference from the material contained under the caption “Principal Accountant Fees and Services” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

PART IV

ITEM 15.                                               EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)		The following documents are filed as a part of this Annual Report on Form 10-K:

	(1)	Financial Statements included in the Company’s Annual Report to Shareholders for the fiscal year ended January 31, 2004 and incorporated by reference from Exhibit 13 filed herewith

Report of Independent Auditors — Ernst & Young LLP Chartered Accountants
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

10.9	Asset Purchase Agreement dated as of January 13, 2004, by and among Sparhawk Laboratories, Inc., Polydex Pharmaceuticals Limited, Chemdex, Inc. and Veterinary Laboratories, Inc.

10.10	Supply Agreement, dated as of March 1, 2004, by and between Chemdex, Inc. and Sparhawk Laboratories, Inc.

10.11	Unsecured Subordinated Promissory Note dated March 4, 2004 made by Sparhawk Laboratories, Inc. in favor of Chemdex, Inc.

10.12	Warrant and Repurchase Agreement, dated March 4, 2004 issued by Sparhawk Laboratories, Inc. to Chemdex, Inc.

14	Code of Ethics

21	Subsidiaries of Polydex Pharmaceuticals Limited (filed as Exhibit 21 to the Annual Report on Form 10-K filed April 28, 2000, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

1.                                       The Company filed a Current Report on Form 8-K on January 14, 2004 to report the Company’s issuance of a press release announcing the signing of a definitive agreement to sell its United States finished product veterinary pharmaceutical business.  (Items 5 and 7 on Form 8-K).

2.                                       The Company filed a Current Report on Form 8-K on March 19, 2004 to report the Company’s completion of the sale of its United States finished product veterinary pharmaceutical business.  (Items 2 and 7 on Form 8-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYDEX PHARMACEUTICALS LIMITED
Date: April 30, 2004	By:	/s/ George G. Usher
George G. Usher, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2004	/s/ George G. Usher
George G. Usher, Director, President
and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2004	/s/ Sharon Wardlaw
Sharon Wardlaw, Treasurer, Secretary
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 30, 2004	/s/ Joseph Buchman
Joseph Buchman, Director

Date: April 30, 2004	/s/ Derek John Michael Lederer
Derek John Michael Lederer, Director

Date: April 30, 2004	/s/ John L.E. Seidler
John L.E. Seidler, Director

Date: April 30, 2004	/s/ Thomas C. Usher
Thomas C. Usher, Director

EXHIBIT INDEX

10.9	Asset Purchase Agreement dated as of January 13, 2004, by and among Sparhawk Laboratories, Inc., Polydex Pharmaceuticals Limited, Chemdex, Inc. and Veterinary Laboratories, Inc.

10.10	Supply Agreement, dated as of March 1, 2004, by and between Chemdex, Inc. and Sparhawk Laboratories, Inc.

10.11	Unsecured Subordinated Promissory Note dated March 4, 2004 made by Sparhawk Laboratories, Inc. in favor of Chemdex, Inc.

10.12	Warrant and Repurchase Agreement, dated March 4, 2004 issued by Sparhawk Laboratories, Inc. to Chemdex, Inc.

14	Code of Ethics

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002