Form 10-Q
period 2004-04-30
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2004-06-14
CIK 317158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Indicate by check whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☐          No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value	3,052,296 shares
(Title of Class)	(Outstanding at June 11, 2004)

POLYDEX PHARMACEUTICALS LIMITED

PART I

FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited).

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets (Unaudited)

(Expressed in United States dollars)

	April 30 2004	January 31 2004

Assets

Current assets:
Cash and cash equivalents (note 3)	$4,395,656	$59,455
Trade accounts receivable	941,720	503,864
Inventories:
Finished goods	1,018,368	943,373
Work in process	57,131	107,008
Raw materials	138,618	176,058

Inventories	1,214,117	1,226,439
Prepaid expenses and other current assets	42,350	42,730
Deferred tax assets	—	267,500
Assets subject to sale agreement	—	4,285,666

	6,593,843	6,385,654

Property, plant and equipment, at cost
Land and buildings	1,346,180	1,391,141
Machinery and equipment	6,800,572	6,982,088
	8,146,752	8,373,229
Less accumulated depreciation	(5,078,081)	(5,124,887)
Property, plant and equipment, net	3,068,671	3,248,342
Patents and intangible assets, net	74,984	85,511
Due from shareholder	768,530	791,006

	$10,506,028	$10,510,513

	April 30 2004	January 31 2004

Liabilities and Shareholders’ Equity

Current liabilities:
Bank indebtedness	$36,478	$165,609
Accounts payable	486,841	515,092
Accrued liabilities	130,838	163,463
Payroll and related taxes payable	177,370	173,583
Customer deposits	95,734	100,925
Income taxes payable	254,493	923
Liabilities subject to sale agreement	—	880,564
Current portion of long-term debt	64,786	281,015
Current portion of capital lease obligations	151,312	161,253

	1,397,852	2,442,427

Long-term debt	28,759	45,517
Capital lease obligations	242,019	284,950
Due to shareholder	684,482	683,234
Deferred income taxes	198,963	147,054

	1,154,223	1,160,755

Total liabilities	2,552,075	3,603,182

Shareholders’ equity:
Capital stock
Authorized:
100,000 Class A preferred shares of $0.10 each
899,400 Class B preferred shares of $0.0167 each
10,000,000 common shares of $0.0167 each
Issued and outstanding:
899,400 Class B preferred shares	15,010	15,010
3,027,796 common shares (January 31, 2004 - 3,027,796)	50,434	50,434
Contributed surplus	23,236,498	23,236,498
Deficit	(15,023,600)	(16,284,268)
Accumulated other comprehensive loss	(324,389)	(110,343)

	7,953,953	6,907,331

	$10,506,028	$10,510,513

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(Expressed in United States dollars)

	Three Months Ended April 30 2004	Three Months Ended April 30 2003

Sales	$2,521,794	$3,296,518
Cost of goods sold	1,646,629	2,518,230

	875,165	778,288

Expenses:
General and administrative	432,196	424,978
Depreciation	117,494	142,357
Interest expense	30,691	35,372
Selling and promotion	25,167	44,213
Foreign exchange loss	15,360	192,177
Research and development	13,424	9,439
Amortization	10,527	5,546

	644,859	854,082

Income (loss) before the following	230,306	(75,794)

Other income (expense):
Gain on sale of assets (note 5)	1,859,471	—
Other income (expense), net	(15,072)	(138,994)

	1,844,399	(138,994)

Income (loss) before income taxes	2,074,705	(214,788)

Provision for income taxes	814,037	74,782

Net income (loss) for the period	1,260,668	(289,570)

Currency translation adjustment	(214,046)	443,373

Comprehensive income for the period	$1,046,622	$153,803

Per share information:
Earnings (loss) per common share:
Basic	$0.42	$(0.10)
Diluted	$0.39	$(0.10)

Weighted average number of common shares outstanding for the period	3,027,796	3,027,796

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Shareholders’ Equity (Unaudited)

(Expressed in United States dollars)

	Three Months Ended April 30 2004	Three Months Ended April 30 2003

Preferred Shares:
Balance, beginning and end of period	$15,010	$15,010

Common Shares:
Balance, beginning and end of period	$50,434	$50,434

Contributed Surplus:
Balance, beginning and end of period	$23,236,498	$23,224,128

Deficit:
Balance, beginning of period	$(16,284,268)	$(16,278,269)
Net income (loss) for the period	1,260,668	(289,570)

Balance, end of period	$(15,023,600)	$(16,567,839)

Accumulated Other Comprehensive Loss:
Balance, beginning of period	$(110,343)	$(986,776)
Currency translation adjustment for the period	(214,046)	443,373

Balance, end of period	$(324,389)	$(543,403)

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States dollars)

	Three Months Ended April 30 2004	Three Months Ended April 30 2003

Cash provided by (used in):

Operating activities:
Net income (loss) for the period	$1,260,668	$(289,570)
Add (deduct) items not affecting cash:
Depreciation and amortization	128,021	147,903
Imputed interest on long-term debt	9,936	6,598
Deferred income taxes	558,955	46,010
Gain on sale of veterinary products business	(1,859,471)	—
Net change in non-cash working capital balances related to operations	(278,322)	18,022

	(180,213)	(71,037)

Investing activities:
Additions to property, plant and equipment and patents	(41,075)	(60,998)
Decrease in due from shareholder	22,476	14,310
Proceeds from sale of veterinary products business	4,599,218	—

	4,580,619	(46,688)

Financing activities:
Repayment of long-term debt	(242,923)	(5,039)
Repayment of capital lease obligations	(39,330)	(28,068)
Increase (decrease) in due to shareholder	1,248	(122)
Increase (decrease) in bank indebtedness	(129,131)	126,868

	(410,136)	93,639

Effect of exchange rate changes on cash	33,858	163,482

Increase (decrease) in cash position	4,024,128	139,396

Cash and cash equivalents, beginning of period	371,528	280,748

Cash and cash equivalents, end of period	$4,395,656	$420,144

1.             Basis of Presentation:

The information contained in the interim consolidated financial statements is condensed from that which would appear in annual consolidated financial statements.  The interim consolidated financial statements included herein should be read in conjunction with the audited financial statements, and notes thereto, and other financial information contained in the 2004 Annual Report on Form 10-K for the fiscal year ended January 31, 2004 as filed by Polydex Pharmaceuticals Limited (the “Company”) with the Securities and Exchange Commission.  The unaudited interim consolidated financial statements as of April 30, 2004 and 2003 include all normal recurring adjustments which management considers necessary for a fair presentation.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.  The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries in which the Company has equal to or more than a 50% ownership interest and exercises control.

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

Cash and cash equivalents

Cash and cash equivalents include cash and short-term deposits with maturities of less than three months at the date of purchase.

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

Stock options

The Company has elected to follow Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” [“SFAS 123”].  Under SFAS 123, compensation expense is recognized on the date of grant, based on the fair value of the options granted.

Earnings (loss) per common share

Basic earnings (loss) per common share are computed using the weighted average number of shares outstanding of 3,027,796 at April 30, 2004 (2003 - 3,027,796).  Diluted earnings (loss) per common share are computed using the weighted average number of shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock.  Incremental shares of 187,251 and nil at April 30, 2004 and April 30, 2003, respectively, were used in the calculation of diluted earnings (loss) per common share.  Options to purchase 3,885 and 431,550 common shares at April 30, 2004 and April 30, 2003, respectively, were not included in the computation of diluted earnings (loss) per common share because their effect was anti-dilutive.

3.     Cash and Cash Equivalents:

Cash and cash equivalents consist of the following:

	April 30 2004	January 31 2004

Cash	$160,016	$59,455
Commercial paper	4,232,640	—
	$4,395,656	$59,455

The commercial paper bears interest at rates of approximately 2% and expiry dates extending up to two months.

4.     Stock-based Employee Compensation:

The Company maintains an incentive share option plan for management personnel for options to purchase up to 1,000,000 common shares.  The Company also issues options to certain consultants for services provided to the Company.

All options granted have terms ranging from two to five years and vest immediately.  At January 31, 2004, the Company had 427,935 options outstanding at exercise prices ranging from $2.50 to $7.72 and a weighted average exercise price of $3.92.  The options, which are immediately exercisable and expire on dates between May 31, 2004 and January 31, 2009, entitle the holder of an option to acquire one common share of the Company.

The Company uses the fair value method in accordance with SFAS 123 to account for awards of stock-based employee compensation.  No stock-based employee compensation expense was recorded during the period from February 1, 2004 to April 30, 2004, because there were no options granted during this period.  Similarly, no stock-based employee compensation expense was recorded during the period from February 1, 2003 to April 30, 2003, because there were no options granted during this period.

5.     The Vet Labs – Sparhawk Joint Venture:

In 1992, Veterinary Laboratories, Inc. (“Vet Labs”) and Sparhawk Laboratories, Inc. (“Sparhawk”) entered into the Vet Labs – Sparhawk Joint Venture (the “Joint Venture”) for the manufacture and sale of veterinary pharmaceutical products.  Vet Labs and Sparhawk each own 50% of the Joint Venture.

On January 13, 2004, the Company entered into an Asset Purchase Agreement with Sparhawk.  Pursuant to this Asset Purchase Agreement, the Company agreed to sell the finished product veterinary pharmaceutical business, including substantially all of the assets of Vet Labs, to

Sparhawk for $5,500,000 in cash. Effective March 4, 2004, this sale was completed.  Simultaneously, on March 4, 2004, Chemdex, Inc. ("Chemdex"), a wholly-owned subsidiary of the Company, advanced $350,000 to Sparhawk in exchange for a promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk for no additional consideration.  The promissory note is due in full on March 4, 2009.  Interest is payable annually, but can be deferred and added to the principal balance of the promissory note each year at Sparhawk’s discretion.  The warrant expires at the earlier of payment in full of the promissory note or 10 years from date of issue.  The warrant becomes exercisable the day after the fifth anniversary from the date of issue.  Pursuant to a definitive supply agreement [the “Supply Agreement”] entered into on March 4, 2004, Chemdex agreed to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years.  Chemdex also granted to Sparhawk an exclusive license to use the drug master file to manufacture 10% bulk Iron Dextran for veterinary use, and the use of certain equipment during the 10-year period of the Supply Agreement.  Pursuant to definitive agreements, the Company made customary representations, warranties and indemnities and agreed to a full release of all claims against Sparhawk arising from the Joint Venture litigation.  Similarily, Sparhawk agreed to a full release of all claims against the Company arising from the Joint Venture litigation.

The sale resulted in a gain of $2,209,471, of which $1,859,471 was recognized in the consolidated statement of operations and $350,000 was deferred.  The deferred gain of $350,000 relates to the promissory note receivable from Sparhawk as Sparhawk is thinly capitalized and highly leveraged.  The Company will monitor the financial position of Sparhawk and will recognize this deferred gain at such time as Sparhawk’s cash flows from operations are sufficient to fund debt service on a full accrual basis.

6.     Segmented Information:

All operations are carried out through Dextran Products Limited (“Dextran”) in Canada and through Chemdex in the United States.  The operations of Chemdex represent the veterinary products business.  Each of Dextran and Chemdex operates as a strategic business unit offering different products.  Each subsidiary comprises a reportable segment as follows:

Dextran -	manufactures and sells bulk quantities of Dextran and several of its derivatives to large pharmaceutical companies throughout the world.
Chemdex -

manufactures and sells veterinary pharmaceutical products and specialty chemicals to the United States.  The primary customers are distributors and private labelors, who in turn sell to the end user of these products.  The majority of this business was sold in March 2004 (note 5).

	Three Months Ended April 30 2004	Three Months Ended April 30 2003

Sales:
Dextran	$1,529,824	$1,298,941
Less: intercompany sales elimination	99,931	82,921

	1,429,893	1,216,020
Chemdex	1,091,901	2,080,498

Total consolidated sales	$2,521,794	$3,296,518

Income (loss) before provision for income taxes:
Dextran	$269,279	$33,341
Chemdex	1,980,391	(138,068)

Total pre-tax income (loss) from segments	2,249,670	(104,727)
Less: Unallocated corporate expenses	174,965	110,061

Total consolidated pre-tax income (loss)	$2,074,705	$(214,788)

Total Revenue by significant customer:
Customer A	$268,186	$287,239
Customer B	246,684	339,631
Customer C	246,296	450,457

Sales Revenue by product group:
Bulk Dextran and derivatives	$1,429,893	$1,216,020
Sterile injectible veterinary products	663,629	1,047,075
Oral and topical veterinary products	428,272	1,033,423

Total consolidated sales	$2,521,794	$3,296,518

	April 30, 2004	January 31, 2004

Assets:
Dextran	9,496,861	5,045,899
Chemdex	228,637	4,281,084

Total assets from segments	9,725,498	9,326,983
Corporate assets	780,530	1,183,530

Total consolidated assets	10,506,028	10,510,513

7.     Recent Accounting Pronouncements:

In December 2003, the FASB issued FASB Interpretation [“FIN”] No. 46R, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51” [the “Interpretation”], which is a revision of FIN No. 46 originally issued in January 2003.  The Interpretation introduces a new consolidation model - the variable interests model - which determines control [and consolidation] based on potential variability in gains and losses of the entity being evaluated for consolidation. It also requires application in financial statements of public entities for periods ended after December 15, 2003 to special purpose entities, and in financial statements for periods ending after March 15, 2004 to other types of variable interest entities.  The Company does not have any interests in special purpose entities, and will account for any variable interest entities in accordance with the Interpretation. The adoption of this Interpretation had no impact on the Company’s consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s fiscal year ends on January 31st of each year.  In this report, fiscal year 2005 refers to the Company’s fiscal year ended January 31, 2005.  The following discussion should be read in conjunction with the April 30, 2004 interim consolidated financial statements and notes thereto included elsewhere in this report.  Operating results for the first quarter ended April 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2004.  The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles.  All amounts are in United States dollars, unless otherwise denoted.

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

Management Objectives for Fiscal Year 2005.  In fiscal year 2005 management intends to focus on the core businesses of Dextran Products that have historically been the backbone of the Company.  Opportunities to implement distribution chains for existing Dextran products in untapped markets, such as India, China and Russia are being explored by management.  Expanding current market opportunities and the potential for new market penetration has led management to make plant refurbishment and the expansion of production capacity a priority for fiscal year 2005 with respect to Dextran Products operations.

Research and development of the Company’s human pharmaceutical products is coordinated at the Dextran Products facility.  Ushercell, the Company’s leading human pharmaceutical compound, is a high molecular weight Cellulose Sulphate envisioned for topical vaginal use primarily in the prevention of transmission of AIDS and other sexually transmitted diseases, as well as unplanned pregnancies.  Multiple clinical trials have been completed, and additional trials have commenced or are being actively planned, to evaluate various aspects of the use of Cellulose Sulphate as a contraceptive gel with antiviral capabilities.  The Company also intends to significantly explore the use of Ushercell as a treatment for Bacterial Vaginosis (BV), the most common vaginal disorder among reproductive-age women.  If effective, BV treatment may present an opportunity for commercial viability of Ushercell in advance of the completion of the much lengthier required testing for its use as an antiviral contraceptive gel.

Chemdex, Vet Labs and the Joint Venture Business

During February 2004, the Company also engaged in the finished product veterinary pharmaceutical business through its United States subsidiary Chemdex, which, in turn, conducted its operations through its subsidiary, Vet Labs.  On December 1, 1992, Vet Labs and Sparhawk Laboratories Inc. entered into a Joint Venture for the purpose of manufacturing and selling veterinary pharmaceutical products.

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

Results of Operations

Three months ended April 30, 2004 compared to three months ended April 30, 2003:

	2004	2003
Net income (loss)	$1,271,626	$(289,570)

Earnings (loss) per share	0.42	(0.10)

The increase in net income for the first quarter of fiscal year 2005 ended April 30, 2004, as compared to the first quarter of fiscal year 2004 is attributable to the increase in gross profit and the gain on sale of the Vet Labs assets.  In addition, there was a large decline in the foreign exchange loss in the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004.  In the first quarter of fiscal year 2004, there was a substantial rise in the value of the Canadian dollar relative to the United States dollar.  Dextran Products had a very large exposure to the United States dollar during fiscal year

2004, which resulted in this foreign exchange loss.  Dextran Products’ exposure to the U.S. dollar has decreased significantly in fiscal year 2005 due to the repayment of intercompany receivables by Chemdex.

Income (loss) before income taxes	2004	2003	Variance

Consolidated	$2,089,395	(214,788)	1,073%
Dextran Products	283,969	33,341	752%
Chemdex	1,980,391	(138,068)	1,534%

The increase in operating results in the first quarter of fiscal year 2005 is primarily attributable to the gain on sale of the Vet Labs assets reported at Chemdex.

Dextran Products.  The increase in operating results is due to a large foreign exchange loss in the first quarter of fiscal year 2004 at Dextran Products, which was not repeated in fiscal year 2005.  This foreign exchange loss was due to the decline in the United States dollar relative to the Canadian dollar.  In fiscal year 2004, Dextran Products had a significant net asset exposure to the United States dollar because the majority of its accounts receivable balance and intercompany receivables are denominated in United States dollars, while the majority of its liabilities and expenses are in Canadian dollars.  Therefore, if the value of the Canadian dollar increases in relation to the United States dollar, margins decrease.  This exposure to the United States dollar decreased significantly in the first quarter of fiscal year 2005 due to the repayment of intercompany receivables by Chemdex.

Chemdex.  In addition to the gain on sale of the Vet Labs assets, Chemdex incurred significant legal and receiver costs in the first quarter of fiscal year 2004 due to the winding-up of the Joint Venture and resulting litigation with its joint venture partner.  On March 4, 2004, the Company sold its finished product veterinary pharmaceutical business to Sparhawk.  The sale included substantially all of the assets of Vet Labs and its ownership interest in the Joint Venture, and settled all outstanding litigation among the parties.  The Company did not incur legal or receiver costs in connection with Vet Labs or the Joint Venture following the date of sale.

Sales	2004	2003	Variance

Consolidated	$2,521,794	$3,296,518	(24)%
Dextran Products	1,429,893	1,216,020	18%
Percentage of Company sales	57%	37%
Chemdex	$1,091,901	$2,080,498	(48)%
Percentage of Company sales	43%	63%

The majority of the first quarter sales decrease in fiscal year 2005 was attributable to the sale of the finished goods veterinary pharmaceutical business from the Chemdex operating segment.

Dextran Products.  Sales of Dextran and related products increased in the first quarter of fiscal year 2005 due primarily to increased customer demand.

Chemdex.  The sale of the Joint Venture operations on March 4, 2004 results in a cessation of all finished veterinary product sales.  Chemdex sales in the United Stated will be limited for the foreseeable future to sales of ferric hydroxide and hydrogenated dextran solution to Sparhawk, therefore Chemdex sales in fiscal year 2005 will be significantly less than in fiscal year 2004.

Gross profit	2004	2003	Variance

Consolidated	$875,165	$778,288	12%
Percentage of sales	35%	24%
Dextran Products	$580,005	$486,081	19%
Percentage of sales	40%	40%
Chemdex	$264,098	$281,154	(6)%
Percentage of sales	24%	14%

The first quarter fiscal year 2005 increase in gross profit resulted from increases at the Dextran Products operating segment.  The increase in gross profit percentage is primarily due to an increase in gross profit percentage from the Chemdex operating segment as a result of the cessation of low-margin veterinary product sales subsequent to the sale of the Joint Venture operations.  Since the sale of the Joint Venture operations in March, 2004, sales by Dextran Products comprise the majority of the consolidated sales of the Company.  The Company realizes significantly higher gross margins on Dextran Products’ sales than sales of products from the Joint Venture operations.

Dextran Products.  Dextran Products’ first quarter fiscal year 2005 gross profit increase was due to increased sales volume.  Gross margins were consistent with those earned during the first quarter of fiscal year 2004.

Chemdex.  Due to the sale of the finished goods veterinary pharmaceutical business, the first quarter of fiscal year 2005 included only one month of Joint Venture operations, resulting in a loss of sales and decrease in gross profit from the first quarter of fiscal year 2004.  In February 2004, the Joint Venture did achieve higher gross profit percentages than in the first quarter of fiscal year 2004 due to the introduction of higher gross margin products during fiscal year 2004.

	2004	2003	Variance

Selling, promotion, general and administrative expenses	$457,363	$469,191	(3)%

The first quarter fiscal year 2005 decrease in selling, promotion, general and administrative expenses is primarily due to the sale of the Joint Venture operations on March 4, 2004.  The majority of the selling, general and administrative expenses for the

Chemdex operating segment have been eliminated because of the sale of these operations.  This decline in selling, promotion, general and administrative expenses was partially offset by two factors.  The cost of the Company’s director and officer liability insurance increased by 144% as compared to the first quarter of fiscal year 2004, due to general market conditions.  This premium increase took effect in the third quarter of fiscal year 2004.  The Company has never made a claim under any director and officer liability policy.  Also, the selling, promotion, general and administrative expenses incurred at Dextran Products were incurred in Canadian dollars, resulting in increased expenses upon translation to United States dollars due to the significant rise in the Canadian dollar since the first quarter of fiscal year 2004.

	2004	2003	Variance

Research and development expenditures	$13,424	$9,439	42%

Due to continued direct funding of research and development expenses by third party public and/or private sector groups, the Company’s research and development expense continued at low levels in the first quarter of fiscal year 2005.

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

The current stage of the cellulose sulphate project is such that a lesser portion of development is being performed in-house by the Company, and significant funding from research and development partners for the current phase of the project is expected to continue at necessary levels for the foreseeable future.  The Company’s research and development expenditures are expected to increase during the remainder of fiscal year 2005 due to additional product development activities the Company expects to perform and fund outside of its partnership relationships.

	2004	2003	Variance

Depreciation and amortization expense	$128,021	$147,903	(13)%

The decrease in depreciation and amortization expense in the first quarter of fiscal year 2005 is primarily attributable to the sale of substantially all of the assets of Vet Labs on March 4, 2004.

	2004	2003	Variance

Interest expense	$30,691	$35,372	(13)%

The decrease in interest expense in the first quarter of fiscal year 2005 is primarily attributable to a decrease in long-term debt, as well as the associated decrease in imputed interest due to the continuing repayment of non-interest bearing long-term debt.

	2004	2003	Variance

Foreign exchange loss	$15,360	$192,177	(92)%

The decrease in foreign exchange loss at Dextran Products in the first quarter of fiscal year 2005 was due to the significant decline in Dextran Products’ net exposure to the United States dollar.  Dextran Products continues to have a net exposure to the United States dollar because the majority of its accounts receivable balance is denominated in United States dollars.  In the first quarter of fiscal year 2004, Dextran Products also had large intercompany receivables denominated in United States dollars.  There was a significant foreign exchange loss in the first quarter of fiscal year 2004 because the value of the Canadian dollar increased relative to the United States dollar.  A large portion of these intercompany receivables were repaid in March 2004 when the Joint Venture operations were sold.  Management does not expect that the Company will incur significant foreign exchange losses in fiscal year 2005.

	2004	2003	Variance

Other income (expense)	$(15,072)	$(138,994)	(89)%

In the first quarter of both fiscal years 2005 and 2004, the other expenses relate primarily to legal and receiver costs associated with the winding-up of the Joint Venture, and the resulting litigation.  This litigation was settled with the closing of the sale of the Joint Venture on March 4, 2004.  Management does not expect to incur similar costs in the remainder of fiscal year 2005.

Provision for income taxes	2004	2003	Variance

Consolidated	$814,037	$74,782	989%
Dextran Products	92,537	74,782	24%
Chemdex	721,500	—	—

The increase in tax provision at Dextran Products for the first quarter of fiscal year 2005 is a result of the increase in profitability as described above.  The Canadian operations continue to have significant research and development tax pools to offset current taxes payable.

The significant increase in tax provision at Chemdex for the first quarter of fiscal year 2005 is a result of the gain recognized on the sale of the Vet Labs assets and the Joint Venture operations on March 4, 2004.  Chemdex has significant tax loss carry forwards to offset a large portion of the current taxes payable.

Liquidity and Capital Resources

As of April 30, 2004, the Company had cash of $4,395,656, compared to cash of $371,528, including amounts classified as assets subject to sale agreement of $312,073, at January 31, 2004.  In the first quarter of fiscal year 2005 the Company used cash of $180,213 in its operating activities, compared to $71,037 for the first quarter of fiscal year 2004.  Although there was a large increase in the net income in the first quarter of fiscal year 2005, this increase resulted from the sale of the Vet Labs assets and its interest in the Joint Venture, which is a non-operating item.  Depreciation and amortization continues to be a large non-cash expense of the Company.

The Company maintained $5,195,991 of working capital and a current ratio of 4.7 to 1 as of April 30, 2004, compared to $2,058,161 and 1.8 to 1 as of January 31, 2004.

Management expects the primary source of its future capital needs to be a combination of Company earnings, cash reserves and borrowings.  The Company, at present, does not have any material commitments for capital expenditures, although Management intends to continue the plant refurbishment process at Dextran Products in Toronto.

The Company believes that based upon the current levels of revenues and spending, its existing working capital resources will be sufficient to support continuing operations for the foreseeable future.

At April 30, 2004, the Company had accounts receivable of $941,720 and inventory of $1,214,117, compared to $503,864 and $1,226,439 at January 31, 2004.  The increase in accounts receivable at Dextran Products during the first quarter of fiscal year 2005 is due to increased sales towards the end of the quarter.

At April 30, 2004, the Company had accounts payable, of $486,841 compared to $515,092 at January 31, 2004.  The decrease in accounts payable was due to timing of supplier payments.

During the first quarter of fiscal year 2005, capital expenditures totaled $41,075, as compared to $60,998 in the first quarter of fiscal year 2004.  All of the capital expenditures were for production equipment at the Dextran Products plant in Toronto in both of these periods.  Management intends to continue its plant refurbishment and expansion plan in fiscal year 2005, and expects capital expenditures to increase in that period.

The change in accumulated other comprehensive loss of the Company is entirely attributable to the currency translation adjustment of Dextran Products.  Dextran Products’ functional currency is the Canadian dollar.  This currency translation adjustment arises from the translation of Dextran Products’ financial statements to U.S. dollars.

Dextran Products has a Cdn. $1,250,000 (U.S. $912,000) line of credit, of which Cdn. $50,000 (U.S. $36,000) was utilized at April 30, 2004.  At January 31, 2004, Cdn. $150,000 (U.S. $113,000) of this line of credit was utilized.  This line of credit bears interest at the

Canadian banks’ prime lending rate plus 0.75% (April 30, 2004 – 4.5%; January 31, 2004 – 5%).  This indebtedness is collateralized by a general security agreement over the Company’s assets and a collateral mortgage of Cdn. $500,000 on the Dextran Products building in Toronto.

Chemdex entered into a long-term debt obligation relating to the redemption of the 10% minority interest in Chemdex in fiscal year 2004.  The redemption amount was $146,500, which is to be paid in 25 equal monthly installments of $5,860.  The Company has timely made 8 payments through April 30, 2004.  Since this installment contract is non-interest bearing, it has been discounted using a discount rate of 9%.  The present value of this installment contract is $93,545 which has been recorded as long-term debt.

The significant decrease in long-term debt from January 31, 2004 is due to continuing payments by the Company, and the full repayment of the share value guarantee.  All long-term debt is due in the next two years.

The Company did not enter into any new capital lease obligations during the first quarter of fiscal year 2005.  Capital lease obligations are due over the next three years.

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

Related Party Transactions

In August 1997, the Company loaned Thomas C. Usher, its Vice-Chairman, Director of Research and Development, a member of its Board of Directors and the beneficial owner of greater than 5% of the outstanding common shares of the Company, $691,500 at an interest rate equal to the prime rate of Toronto Dominion Bank plus 1.50% (the “Loan”).  The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher.  Repayment of the Loan is accomplished by monthly payments and through offsets by the Company against royalty payments due Thomas C. Usher pursuant to intellectual property license agreements and bonus payments, if any, granted Thomas C. Usher as an employee of the Company.  The amount outstanding under the Loan as of April 30, 2004 was $400,524, as compared to $417,467 at January 31, 2004, including accrued interest.  The Company has taken a cumulative provision of $248,210 against accrued interest on this loan at April 30, 2004, compared to a cumulative provision of $242,677 at January 31, 2004.

In August 1999, Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the “Receivables”) due to the Company from Novadex Corp.  The Receivables have no specific repayment terms.  The total outstanding amount of the Receivables as of April 30, 2004 and January 31, 2004 was $366,216.  Thomas C. Usher also owes $250,000 to a subsidiary of the Company, Novadex International Limited, as of April 30, 2004, pursuant to a non-interest bearing loan with no specific repayment terms.  The outstanding amount of this loan has not changed from January 31, 2004.

Thomas C. Usher has pledged 328,051 common shares of the Company as security for these amounts owing to the Company.  These common shares have a market value of $2,401,300 at April 30, 2004, based on the closing price of the Company’s common shares on the Nasdaq SmallCap market on that date.

The Company also has an outstanding loan payable to Ruth Usher, a member of the Board of Directors until her retirement on October 31, 2003, the beneficial owner of greater than 5% of the outstanding common shares of the Company, and the spouse of Thomas C. Usher.  The amount due from the Company pursuant to this loan increased to $684,482 at April 30, 2004 from $683,234 at January 31, 2004 due to interest charges less monthly payments by the Company.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

As of April 30, 2004, future minimum cash payments due under contractual obligations, including, among others, the Dextran Products line of credit, the loan payable to Ruth Usher, the long-term debt obligation in connection with the Chemdex redemption, and capital lease agreements, are as follows:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations (1)	$784,102	$82,320	$53,300	$24,000	$624,482
Capital lease obligations (2)	430,728	179,245	251,483	—	—
Operating lease obligations (3)	8,489	4,720	3,769	—	—
Purchase obligations	—	—	—	—	—
Revolving loans (4)	36,478	36,478	—	—	—
Total	$1,259,797	$302,763	$308,552	$24,000	$624,482

(1)           Consists of:

(a)           Note payable in monthly payments of $5,860 maturing September 19, 2005; and

(b)           Amounts due to shareholder which bear interest at the Canadian banks’ prime lending rate plus 1.5%, with required minimum monthly payments, including interest, of $1,000.

(2).          Consists of capital lease obligations for:

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

(3).          Consists of operating lease obligations for:

(a)           Production equipment requiring monthly payments of Cdn. $732 (US $552) terminating June 2004;

(b)           Office equipment requiring semi-annual payments of Cdn. $2,180 (US $1,644) terminating November 2005; and

(c)           Office equipment requiring quarterly payments of Cdn. $161 (US $121) terminating June 2006.

(4).          Consists of Canadian operating line of credit bearing interest at the Canadian banks’ prime lending rate plus 0.75%, repayable upon demand.

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

The Company’s strategy for development and commercialization of its products is to rely on licensing agreements with third party partners.  As a result, the ability of the Company to commercialize future products is dependent upon the success of third parties in performing clinical trials, obtaining regulatory approvals, manufacturing and successfully marketing its products.  There can be no assurance that such third party collaborations will be successful.  Should any of the Company’s current research and development partnerships be discontinued, it may not be able to find others to develop and commercialize its current product candidates.

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

Pursuant to the Joint Venture Agreement, the Joint Venture Policy Committee was responsible for the overall management of the Joint Venture, including the direction and control of the persons designated with the daily management responsibilities of the Joint Venture, and the general supervision of the management and conduct of the affairs of the Joint Venture.  The Policy Committee consisted of five members, three of which were selected by Vet Labs and two of which were selected by Sparhawk.  Decisions of the Policy Committee required a simple majority vote.

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

On January 13, 2004, the Company, Chemdex and Vet Labs entered into an Asset Purchase Agreement with Sparhawk.  Pursuant to the Asset Purchase Agreement, the Company agreed to sell substantially all of the assets of Vet Labs, including its interest in the Joint Venture, to Sparhawk for $5,500,000 in cash.  Effective March 4, 2004, this sale was completed and a gain of $1,859,471 was recognized.  Simultaneously with the closing, Chemdex advanced $350,000 to Sparhawk in exchange for an unsecured subordinated promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk.  The promissory note is payable in full on March 4, 2009.  Interest is payable annually, but can be deferred and added to the principal balance of the promissory note each year at Sparhawk’s discretion.  The warrant becomes exercisable on March 5, 2009 and expires at the earlier of payment in full of the promissory note or March 4, 2014.  Chemdex also entered into a supply agreement with Sparhawk to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years.  In connection with the sale, the litigation involving the Joint Venture, Sparhawk Laboratories, Inc. v. Veterinary Laboratories, Inc., et al, Case No. 02CV07426, County of Johnson, State of Kansas, was settled, and a Motion of Approval of Settlement and Stipulation of Dismissal with Prejudice was filed with the Court on March 4, 2004.

Since Sparhawk is thinly capitalized and highly leveraged, the Company has deferred $350,000 of the gain relating to the promissory note receivable from Sparhawk.  The Company will monitor the financial position of Sparhawk and will recognize this deferred gain at such time as Sparhawk’s cash flows from operations are sufficient to fund debt service on a full accrual basis.

There will be significant changes in the Company’s results of operations due to the sale of the Vet Labs assets and its ownership interest in the Joint Venture.  Sales of the Joint Venture accounted for 66% of the Company’s total sales in fiscal year 2004.  Income before income taxes from Vet Labs and the Joint Venture amounted to $408,667 in fiscal year 2004.  Management expects that gross profit as a percentage of sales for the Company will increase because the Joint Venture’s margins were generally lower than those of Dextran Products.

Changes in Accounting Policies

There were no changes in accounting policies during the first quarter ended April 30, 2004.

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation [“FIN”] No. 46R, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51” [the “Interpretation”], which is a revision of FIN No. 46 originally issued in January 2003.  The Interpretation introduces a new consolidation model - the variable interests model - which determines control [and consolidation] based on potential variability in gains and losses of the entity being evaluated for consolidation. It also requires application in financial statements of public entities for periods ended after December 15, 2003 to special purpose entities, and in financial statements for periods ending after March 15, 2004 to other types of variable interest entities.  The Company does not have any interests in special purpose entities, and will account for any variable interest entities in accordance with the Interpretation. The adoption of this Interpretation had no impact on the Company’s consolidated financial statements.

Forward-looking Statements

This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to statements regarding management’s expectations of regulatory approval and the commencement of sales.  In addition, statements containing expressions such as “believes”, “anticipates”, “plans” or “expects” used in this Quarterly Report on Form 10-Q, the Company’s Annual Report, and the Company’s periodic reports on Forms 10-K and 10-Q previously filed with the Securities and Exchange Commission are intended to identify forward-looking statements.  The Company cautions that various risks and uncertainties and other factors could cause actual results to differ materially from those expressed in or implied by the forward-looking statements.  These factors include, without limitation, changing market conditions, the progress of clinical trials, and the results obtained, the establishment of new corporate alliances, the impact of competitive products and pricing, the timely development, FDA approval and market acceptance of the Company’s products, and the other risks discussed above, none of which can be assured.

The forward-looking statements contained in this quarterly report speak only as to the date of this report.  Except as otherwise required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

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

Item 3  Quantitative and Qualitative Disclosures About Market Risk

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

	Expected Maturity Date							Fair
	1/31/05	1/31/06	1/31/07	1/31/08	1/31/09	Thereafter	Total	Value
	(US$ Equivalent)
Assets:
Short-term investments:
(Fixed rate ($Cdn.)	(89,506)	631,096	646,8732	663,045	679,621	1,664,283	4,195,412	4,195,412
Average interest rate	2.50%	2.50%	2.50%	2.50%	2.50%	2.50%	2.50%

Liabilities:
Long-term debt:
Fixed rate ($Cdn.)	158,434	141,530	138,437	—	—	—	438,401	439,484
Average interest rate	8.35%	8.73%	8.75%	—	—	—	8.61%

Interest Rate Sensitivity

The Company has interest earning assets consisting of investment grade or higher short-term commercial paper.  A significant portion of the Company’s debt is at fixed rates.  The variable rate debt represents the shareholder loan payable, which is approximately offset with the shareholder loan receivable.  Both of these financial instruments carry the same interest rate.  As such, the Company has no significant risk exposure to changes in interest rates.

The following table presents information about the Company’s financial instruments that are sensitive to changes in interest rates.  All financial instruments are held for other than trading purposes.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date							Fair
	1/31/05	1/31/06	1/31/07	1/31/08	1/31/09	Thereafter	Total	Value
	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn.)	(89,506)	631,096	646,873	663,045	679,621	1,664,283	4,195,412	4,195,412
Average interest rate	2.50%	2.50%	2.50%	2.50%	2.50%	2.50%	2.50%

Notes receivable:
Variable rate ($US)	54,861	58,153	61,642	65,340	69,261	108,209	417,466	417,466
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%

Liabilities:
Long-term debt:
Fixed rate ($Cdn.)	158,434	141,530	138,437	—	—	—	438,401	439,484
Average interest rate	8.35%	8.73%	8.75%	—	—	—	8.61%
Variable rate	1,007	1,068	1,132	1,200	1,272	677,535	683,213	683,213
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)           Exhibits

3.1           Memorandum of Association of Polydex Pharmaceuticals Limited, as amended to date (filed as Exhibit 3.1 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)

3.2           Articles of Association of Polydex Pharmaceuticals Limited, as amended to date (filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q filed September 13, 1999, and incorporated herein by reference)

10.1         Supply Agreement, dated as of March 1, 2004, by and between Chemdex, Inc. and Sparhawk Laboratories, Inc. (filed as Exhibit 10.10 to the Annual Report on Form 10-K filed April 30, 2004, and incorporated herein by reference)

10.2         Unsecured subordinated Promissory Note, dated March 4, 2004, made by Sparhawk Laboratories, Inc. in favor of Chemdex, Inc. (filed as Exhibit 10.11 to the Annual Report on Form 10-K filed April 30, 2004, and incorporated herein by reference)

10.3         Warrant and Repurchase Agreement, dated March 4, 2004, issued by Sparhawk Laboratories, Inc. to Chemdex, Inc. (filed as Exhibit 10.12 to the Annual Report on Form 10-K filed April 30, 2004, and incorporated herein by reference)

31.1         Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

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

1.             The Company filed a Current Report on Form 8-K on March 19, 2004 to report the Company’s completion of the sale of its Unites States finished product veterinary pharmaceutical business (Items 2 and 7 on Form 8-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 14, 2004

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