Form 10-Q
period 2004-07-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2004-09-14
CIK 317158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Indicate by check whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).      Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value	3,042,296 shares
(Title of Class)	(Outstanding at September 10, 2004)

POLYDEX PHARMACEUTICALS LIMITED

PART I

FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited).

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets (Unaudited)

(Expressed in United States dollars)

	July 31 2004	January 31 2004

Assets

Current assets:
Cash and cash equivalents (note 3)	$3,586,838	$59,455
Trade accounts receivable	681,126	503,864
Inventories:
Finished goods	1,072,709	943,373
Work-in-process	88,478	107,008
Raw materials	190,740	176,058

Inventories	1,351,927	1,226,439
Prepaid expenses and other current assets	130,060	42,730
Deferred tax assets	—	267,500
Assets subject to sale agreement	—	4,285,666

	5,749,951	6,385,654

Property, plant and equipment, at cost
Land and buildings	1,388,210	1,391,141
Machinery and equipment	7,024,838	6,982,088
	8,413,048	8,373,229
Less accumulated depreciation	(5,351,582)	(5,124,887)
Property, plant and equipment, net	3,061,466	3,248,342
Patents and intangible assets, net	72,976	85,511
Investments available for sale (note 4)	1,127,239	—
Due from shareholder	753,546	791,006

	$10,765,178	$10,510,513

	July 31 2004	January 31 2004

Liabilities and Shareholders’ Equity

Current liabilities:
Bank indebtedness	$135,420	$165,609
Accounts payable	368,554	515,092
Accrued liabilities	183,367	163,463
Payroll and related taxes payable	123,378	173,583
Customer deposits	95,913	100,925
Income taxes payable	276,030	923
Liabilities subject to sale agreement	—	880,564
Current portion of long-term debt	66,251	281,015
Current portion of capital lease obligations	151,093	161,253

	1,400,006	2,442,427

Long-term debt	11,631	45,517
Capital lease obligations	214,039	284,950
Due to shareholder	683,011	683,234
Deferred income taxes	236,067	147,054

	1,144,748	1,160,755

Total liabilities	2,544,754	3,603,182

Shareholders’ equity:
Capital stock
Authorized:
100,000 Class A preferred shares of par value $0.10 each
899,400 Class B preferred shares of par value $0.0167 each
10,000,000 common shares of par value $0.0167 each
Issued and outstanding:
899,400 Class B preferred shares	15,010	15,010
3,042,296 common shares (January 31, 2004 - 3,027,796)	50,676	50,434
Contributed surplus	23,289,506	23,236,498
Deficit	(15,010,841)	(16,284,268)
Accumulated other comprehensive loss	(123,927)	(110,343)

	8,220,424	6,907,331

	$10,765,178	$10,510,513

See accompanying notes

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(Expressed in United States dollars)

	Quarter Ended July 31 2004	Quarter Ended July 31 2003	Year to Date July 31 2004	Year to Date July 31 2003

Sales	$1,338,409	$3,058,369	$3,860,203	$6,354,887
Cost of goods sold	864,549	2,373,364	2,511,178	4,891,594

	473,860	685,005	1,349,025	1,463,293

Expenses:
General and administrative	278,381	538,879	710,577	963,857
Depreciation	117,307	148,701	234,801	291,058
Research and development	16,636	12,333	30,060	21,772
Interest expense	19,608	34,204	50,299	69,576
Selling and promotion	23,459	38,185	48,626	82,398
Foreign exchange (gain) loss	(26,493)	32,206	(11,133)	224,383
Amortization	2,008	5,545	12,535	11,091

	430,906	810,053	1,075,765	1,664,135

Income (loss) before the following	42,954	(125,048)	273,260	(200,842)

Other income (expense):
Gain on sale of assets (note 5)	—	—	1,859,471	—
Other income (expense), net	21,753	(55,701)	6,681	(194,695)

	21,753	(55,701)	1,866,152	(194,695)

Income (loss) before income taxes	64,707	(180,749)	2,139,412	(395,537)

Provision for income taxes	51,948	56,056	865,985	130,838

Net income (loss) for the period	12,759	(236,805)	1,273,427	(526,375)

Unrealized gain (loss) on investments available for sale	(4,211)	—	(4,211)	—

Currency translation adjustment	204,717	43,763	(9,373)	487,136

Comprehensive income (loss) for the period	$213,265	$(193,042)	$1,259,843	$(39,239)

Per share information:
Earnings (loss) per common share:
Basic	$0.00	$(0.08)	$0.42	$(0.17)
Diluted	$0.00	$(0.08)	$0.42	$(0.17)

Weighted average number of common shares outstanding for the period	3,037,463	3,027,796	3,032,629	3,027,796

See accompanying notes

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Shareholders’ Equity (Unaudited)

(Expressed in United States dollars)

	Six Months Ended July 31 2004	Six Months Ended July 31 2003

Preferred Shares:
Balance, beginning and end of period	$15,010	$15,010

Common Shares:
Balance, beginning of period	$50,434	$50,434
Common share options exercised	242	—

Balance, end of period	$50,676	$50,434

Contributed Surplus:
Balance, beginning of period	$23,236,498	$23,224,128
Common share options exercised	53,008	—

Balance, end of period	$23,289,506	$23,224,128

Deficit:
Balance, beginning of period	$(16,284,268)	$(16,278,269)
Net income (loss) for the period	1,273,427	(526,375)

Balance, end of period	$(15,010,841)	$(16,804,644)

Accumulated Other Comprehensive Loss:
Balance, beginning of period	$(110,343)	$(986,776)
Unrealized loss on investments available for sale	(4,211)	—
Currency translation adjustment for the period	(9,373)	487,136

Balance, end of period	$(123,927)	$(499,640)

See accompanying notes

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States dollars)

	Six Months Ended July 31 2004	Six Months Ended July 31 2003

Cash provided by (used in):

Operating activities:
Net income (loss) for the period	$1,273,427	$(526,375)
Add (deduct) items not affecting cash:
Depreciation and amortization	247,336	302,149
Imputed interest on long-term debt	11,853	12,664
Deferred income taxes	589,352	99,153
Gain on sale of veterinary products business	(1,859,471)	—
Unrealized loss on commercial paper available for sale	(1,184)	—
Accrued interest on investments available for sale	(2,427)	—
Net change in non-cash working capital balances related to operations	(298,196)	308,581

	(39,310)	196,172

Investing activities:
Additions to property, plant and equipment and patents	(56,611)	(130,211)
Decrease in due from shareholder	37,460	34,958
Acquisition of investments available for sale	(1,116,255)	—
Proceeds from sale of veterinary products business	4,599,218	—

	3,463,812	(95,253)

Financing activities:
Repayment of long-term debt	(260,503)	(105,039)
Repayment of capital lease obligations	(79,306)	(28,845)
Increase (decrease) in due to shareholder	(223)	1,386
Increase (decrease) in bank indebtedness	(30,189)	255,809

	(370,221)	123,311

Effect of exchange rate changes on cash and cash equivalents	161,029	149,597

Increase in cash and cash equivalents during the period	3,215,310	373,827

Cash and cash equivalents, beginning of period	371,528	280,748

Cash and cash equivalents, end of period	$3,586,838	$654,575

See accompanying notes

1.              Basis of Presentation:

The information contained in the interim consolidated financial statements is condensed from that which would appear in annual consolidated financial statements.  The interim consolidated financial statements included herein should be read in conjunction with the audited financial statements, and notes thereto, and other financial information contained in the 2004 Annual Report on Form 10-K for the fiscal year ended January 31, 2004 as filed by Polydex Pharmaceuticals Limited (the “Company”) with the Securities and Exchange Commission.  The unaudited interim consolidated financial statements as of July 31, 2004 and 2003 include all normal recurring adjustments which management considers necessary for a fair presentation.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.  The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries in which the Company has equal to or more than a 50% ownership interest and exercises control.

2.              Significant Accounting Policies:

Basis of consolidation

The interim consolidated financial statements include the accounts of the Company and its subsidiaries.  All inter-company accounts and transactions have been eliminated on consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.

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

Investments available for sale

Investments available for sale consist of commercial paper and medium term fixed income investments and are stated at fair market value based on quoted market prices.  Interest income is included in other income in the statement of operations as it is earned.  Changes in market values during the holding period are reported as unrealized gain (loss) on investments available for sale and are included in other comprehensive income.

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

Revenue recognition

The majority of revenue is from sales of bulk manufactured products.  There was also revenue from finished dosage manufactured products up to March 4, 2004, at which time the Company’s investment in the Vet Labs – Sparhawk Joint Venture was sold (see note 5).  Revenue is recognized when title and risk of ownership of products pass to the customer.  Title and risk of ownership pass to the customer pursuant to the applicable sales contract, either upon shipment of product or upon receipt by the customer.

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

Shipping and handling costs

Shipping and handling costs incurred by the Company for shipment of products to customers are included in cost of goods sold.

Research and development

Research and development costs are expensed as incurred and are stated net of investment tax credits earned.

Foreign currency translation

The functional currency of the Company’s Canadian operations has been determined to be the Canadian dollar.  All asset and liability accounts of the Company have been translated into United States dollars using the current exchange rates at the interim consolidated balance sheet dates.  Revenue and expense items are translated using the average exchange rates for the year.  The resulting gains and losses have been reported separately as accumulated other comprehensive loss within shareholders’ equity.

Stock options

The Company has elected to follow Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” [“SFAS 123”].  Under SFAS 123, compensation expense is recognized on the date of grant, based on the fair value of the options granted.

Earnings (loss) per common share

Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding of 3,032,629 for the six months ended July 31, 2004 (2003 - 3,027,796).  Diluted earnings (loss) per common share are computed using the weighted average number of common shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock.  Incremental shares of 30,854 and nil at July 31, 2004 and July 31, 2003, respectively, were used in the calculation of diluted earnings (loss) per common share.  Options to purchase 3,885 and 431,550 common shares at July 31, 2004 and July 31, 2003, respectively, were not included in the computation of diluted earnings (loss) per common share because their effect was anti-dilutive.

3.              Cash and Cash Equivalents:

Cash and cash equivalents consist of the following:

	July 31 2004	January 31 2004

Cash	$326,681	$59,455
Commercial paper	3,257,333	—
	$3,584,014	$59,455

The commercial paper bears interest at rates of approximately 2% and expiry dates extending up to three months.

4.              Investments Available For Sale:

Investments available for sale consist of Canadian medium term fixed income instruments with maturity dates extending from one to three years.  Investments available for sale are stated at fair market value based on quoted market prices.  An unrealized loss of $3,027 has been included in accumulated other comprehensive loss.

5.              Stock-based Employee Compensation:

The Company maintains an incentive share option plan for management personnel for options to purchase up to 1,000,000 common shares.  The Company also issues options to certain consultants for services provided to the Company.

All options granted have terms of five years and vest immediately.  At July 31, 2004, the Company had 83,435 options outstanding at exercise prices ranging from $2.50 to $7.72 and a weighted average exercise price of $4.62.  The options, which are immediately exercisable and expire on dates between January 11, 2005 and January 31, 2009, entitle the holder of an option to acquire one common share of the Company.

The Company uses the fair value method in accordance with SFAS 123 to account for awards of stock-based employee compensation.  No stock-based employee compensation expense was recorded during the period from February 1, 2004 to July 31, 2004, because there were no options granted during this period.  Similarly, no stock-based employee compensation expense was recorded during the period from February 1, 2003 to July 31, 2003, because there were no options granted during this period.

6.              The Vet Labs – Sparhawk Joint Venture:

In 1992, Veterinary Laboratories, Inc. (“Vet Labs”) and Sparhawk Laboratories, Inc. (“Sparhawk”) entered into the Vet Labs – Sparhawk Joint Venture (the “Joint Venture”) for the manufacture and sale of veterinary pharmaceutical products.  Vet Labs and Sparhawk each owned 50% of the Joint Venture.

On January 13, 2004, the Company entered into an Asset Purchase Agreement with Sparhawk.  Pursuant to this Asset Purchase Agreement, the Company agreed to sell the finished product veterinary pharmaceutical business, including substantially all of the assets of Vet Labs, to Sparhawk for $5,500,000 in cash. Effective March 4, 2004, this sale was completed.  Simultaneously, on March 4, 2004, Chemdex, Inc. (“Chemdex”), a wholly-owned subsidiary of the Company, advanced $350,000 to Sparhawk in exchange for a promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk for no additional consideration.  The promissory note is due in full on March 4, 2009.  Interest is payable annually, but can be deferred and added to the principal balance of the promissory note each year at Sparhawk’s discretion.  The warrant expires at the earlier of payment in full of the promissory note or 10 years from date of issue.  The warrant becomes exercisable the day after the fifth anniversary from the date of issue.  Pursuant to a definitive supply agreement [the “Supply Agreement”] entered into on March 4, 2004, Chemdex agreed to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years.  Chemdex also granted to Sparhawk an exclusive license to use the drug master file to manufacture 10% bulk Iron Dextran for veterinary use, and the use of certain equipment during the 10-year period of the Supply Agreement.  Pursuant to definitive agreements, the Company made customary representations, warranties and indemnities and agreed to a full release of all claims against Sparhawk arising from the Joint Venture litigation.  Similarly, Sparhawk agreed to a full release of all claims against the Company arising from the Joint Venture litigation.

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

7.              Segmented Information:

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

Chemdex -

manufactures and sells veterinary pharmaceutical products and specialty chemicals in the United States.  The primary customers are distributors and private labelers, who in turn sell to the end user of the products.  The majority of this business was sold on March 4, 2004 [note 5].

	Three Months Ended July 31 2004	Three Months Ended July 31 2003	Six Months Ended July 31 2004	Six Months Ended July 31 2003

Sales:
Dextran	$1,333,866	$1,333,004	$2,863,690	$2,631,945
Less: intercompany sales elimination	101,735	91,819	201,666	174,740
	1,232,131	1,241,185	2,662,024	2,457,205
Chemdex	106,278	1,817,184	1,198,179	3,897,682
Total consolidated sales	$1,338,409	$3,058,369	$3,860,203	$6,354,887

Income (loss) before income taxes:
Dextran	$145,832	$115,935	$415,111	$149,276
Chemdex	9,890	(89,437)	1,990,281	(227,505)
Total pre-tax income (loss) from segments	155,722	26,498	2,405,392	(78,229)
Less: Unallocated corporate expenses	91,015	207,247	265,980	317,308
Total consolidated pre-tax income (loss)	$64,707	$(180,749)	$2,139,412	$(395,537)

Total revenue by significant customer:
Customer A	$285,254	$252,370	$531,937	$592,001

Sales revenue by product group:
Bulk dextran and derivatives	$1,338,409	$1,241,185	$2,768,302	$2,457,205
Sterile injectible veterinary products	—	1,119,988	663,629	2,167,063
Oral and topical veterinary products	—	697,196	428,272	1,730,619
Total consolidated sales	$1,338,409	$3,058,369	$3,860,203	$6,354,887

	July 31, 2004	January 31, 2004

Assets:
Dextran	$9,738,904	$5,045,899
Chemdex	159,230	4,281,084

Total assets from segments	9,898,134	9,326,983
Corporate assets	871,299	1,183,530
Total consolidated assets	$10,769,433	$10,510,513

8.              Recent Accounting Pronouncements:

In December 2003, the FASB issued FASB Interpretation [“FIN”] No. 46R, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51” [the “Interpretation”], which is a revision of FIN No. 46 originally issued in January 2003.  The Interpretation introduces a new consolidation model - the variable interests model - which determines control [and consolidation] based on potential variability in gains and losses of the entity being evaluated for consolidation. It also requires application in financial statements of public entities for periods ending after December 15, 2003 for special purpose entities, and in financial statements for periods ending after March 15, 2004 for other types of variable interest entities.  The Company does not have any interests in special purpose entities, and will account for any variable interest entities in accordance with the Interpretation. The adoption of this Interpretation had no impact on the Company’s consolidated financial statements.

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

Management Objectives for Fiscal 2005.  In fiscal year 2005, management intends to focus on the core businesses of Dextran Products that have historically been the backbone of the Company.  Opportunities to implement distribution chains for existing dextran products in untapped markets, such as India, China and Russia are being explored by management.  Expanding current market opportunities and the potential for new market penetration has led management to make plant refurbishment and the expansion of production capacity a priority for fiscal 2005 with respect to Dextran Products operations.

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

Results of Operations

Three months ended July 31, 2004 compared to three months ended July 31, 2003

	2004	2003
Net income (loss)	$12,759	$(236,805)

Earnings (loss) per share	0.00	(0.08)

The large increase in net income for the second quarter of fiscal year 2005 ended July 31, 2004, as compared to the second quarter in fiscal year 2004 is attributable to the increase in net income at Chemdex.  In addition, there was an increase in the foreign exchange gain in the second quarter of fiscal year 2005 as compared to the second quarter of fiscal year 2004.  In the second quarter of fiscal year 2004, there was a rise in the value of the Canadian dollar relative to the United States dollar.  Dextran Products had a very large exposure to the United States dollar during fiscal year 2004, which resulted in a foreign exchange loss.  Dextran Products’ exposure to the U.S. dollar has decreased significantly in fiscal year 2005 with the repayment of intercompany receivables by Chemdex.

Income (loss) before income taxes	2004	2003	Variance
Consolidated	$64,707	$(180,749)	136%
Dextran Products	145,832	115,935	26%
Chemdex	9,890	(89,437)	111%

The increase in operating results in the second quarter of fiscal year 2005 is primarily attributable to the increase in income at Chemdex.

Dextran Products.  The increase in operating results at Dextran Products is due to increased gross margin and an increase in the foreign exchange gain in the second quarter of fiscal year 2005.  This foreign exchange gain is due to the increase in the United States dollar relative to the Canadian dollar.  During the second quarter of fiscal year 2004, there was a decline in the United States dollar relative to the Canadian dollar, which resulted in a foreign exchange loss.  Dextran Products had a significant net asset exposure to the United States dollar, in fiscal year 2004, because the majority of its accounts receivable balance and intercompany receivables were denominated in United States dollars, while the majority of its liabilities and expenses were denominated in Canadian dollars.  Therefore, if the value of the Canadian dollar increased in relation to the United States dollar, margins decreased.  This exposure to the United States dollar has decreased significantly due to the repayment of intercompany receivables by Chemdex.

Chemdex.  During the second quarter of fiscal year 2004, the Joint Venture incurred an operating loss and Chemdex incurred significant legal and receiver costs due to the winding-up of the Joint Venture and resulting litigation with its joint venture partner.  On March 4, 2004, the Company sold its finished product veterinary pharmaceutical business to Sparhawk.  The sale included substantially all of the assets of Vet Labs and its ownership interest in the Joint Venture, and settled all outstanding litigation among the parties.  The Company did not incur legal or receiver costs in connection with Vet Labs or the Joint Venture following the date of sale.  Chemdex operations are now limited to the supply of materials to Sparhawk under the terms of the supply agreement between the parties.

Sales	2004	2003	Variance
Consolidated	$1,338,409	$3,058,369	(56)%
Dextran Products	1,232,131	1,241,185	(1)%
Percentage of Company sales	92%	41%
Chemdex	$106,278	$1,817,184	(94)%
Percentage of Company sales	8%	59%

The majority of the second quarter sales decrease in fiscal year 2005 was attributable to the Chemdex operating segment due to the sale of the finished goods veterinary pharmaceutical business in the first quarter of fiscal year 2005.

Dextran Products.  Sales of dextran and related products in the second quarter of fiscal year 2005 were consistent with sales levels achieved during the second quarter of fiscal year 2004.

Chemdex.  The sale of the Joint Venture operations on March 4, 2004 results in a discontinuance of sales of finished veterinary product.  Sales for Chemdex for the remainder of the fiscal year will be limited to sales of ferric hydroxide and hydrogenated dextran solution to Sparhawk, therefore Chemdex sales will continue to be significantly less than in fiscal year 2004.

Gross profit	2004	2003	Variance
Consolidated	$473,860	$685,005	(31)%
Percentage of sales	35%	22%
Dextran Products	$437,440	$412,082	6%
Percentage of sales	35%	33%
Chemdex	$11,909	$252,691	(95)%
Percentage of sales	11%	14%

The second quarter fiscal year 2005 decrease in consolidated gross profit is a result of the sale of the Joint Venture operations during the first quarter of fiscal year 2005.  The increase in gross profit percentage is primarily due to the cessation of lower-margin veterinary product sales subsequent to the sale of the Joint Venture operations.  Since the sale of the Joint Venture operations in March, 2004, sales by Dextran Products comprise the majority of the consolidated sales of the Company.  The Company realizes significantly higher gross margins on Dextran Products’ sales than it did on sales of products from the Joint Venture operations.

Dextran Products.  Increased gross margin percentages were achieved at the Dextran Products operating segment, which resulted in increased gross profit at that operating segment.

Chemdex.  The Joint Venture operations ceased on March 4, 2004 due to the sale of that business.  The decrease in gross profit is due to this loss of sales.

	2004	2003	Variance
Selling, promotion, general and administrative expenditures	$301,840	$577,064	(48)%

The second quarter fiscal year 2005 decrease in selling, promotion, general and administrative expenses is primarily due to the sale of the Joint Venture operations on

March 4, 2004.  The majority of the selling, general and administrative expenses for the Chemdex operating segment have been eliminated because of the sale of these operations.

Research and development	2004	2003	Variance
Research and development expenditures	$16,636	$12,333	35%

Due to continued direct funding of research and development expenses by third party public and/or private sector groups, the Company’s research and development expense continued at low levels in the second quarter of fiscal year 2005.

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

Significant funding from research and development partners for the current phase of the cellulose sulphate project is expected to continue at necessary levels for the foreseeable future.  The Company’s research and development expenditures are expected to increase in fiscal year 2005 over fiscal year 2004 due to additional product development activities the Company expects to perform and fund outside of its partnership relationships.

	2004	2003	Variance
Depreciation and amortization expense	$119,315	$154,246	(23)%

The decrease in depreciation and amortization expense in the second quarter of fiscal year 2005 is primarily attributable to the sale of substantially all of the assets of Vet Labs on March 4, 2004.

	2004	2003	Variance
Interest expense	$19,608	$34,204	(43)%

The decrease in interest expense in the second quarter of fiscal year 2005 is primarily attributable to a decrease in long-term debt, as well as the associated decrease in imputed interest due to the continuing repayment of non-interest bearing long-term debt.  The share value guarantee payable was paid in full on March 4, 2004 when the Joint Venture operations were sold.

	2004	2003	Variance
Foreign exchange gain (loss)	$26,493	$(32,206)	182%

The increase in foreign exchange gain at Dextran Products in the second quarter of fiscal year 2005 was due to the significant decline in Dextran Products’ net exposure to the United States dollar. Dextran Products continues to have a net exposure to the United States dollar because the majority of its accounts receivable balance is denominated in United States dollars.  In the second quarter of fiscal year 2004, Dextran Products also had large intercompany receivables denominated in United States dollars.  There was a foreign exchange loss in the second quarter of fiscal year 2004 because the value of the Canadian dollar increased relative to the United States dollar.  A large portion of these intercompany receivables were repaid in March 2004 when the Joint Venture operations were sold.  Management does not expect that the Company will incur significant foreign exchange losses in fiscal year 2005.

	2004	2003	Variance
Other income (expense)	$21,753	$(55,701)	139%

In the second quarter of fiscal year 2005 other income relates to interest income earned at Dextran Products.  The proceeds from the sale of the Joint Venture operations have been invested in short and mid-term interest earning securities.  During the second quarter of fiscal year 2004, other expenses consisted almost entirely of legal and receiver costs associated with the winding-up of the Joint Venture, and the resulting litigation.  This litigation was settled with the closing of the sale of the Joint Venture on March 4, 2004.  Management expects no similar costs for the remainder of fiscal 2005.

Provision for income taxes	2004	2003	Variance
Consolidated	$51,948	$56,056	(7)%
Dextran Products	47,448	56,056	(15)%
Chemdex	4,500	—	—

The decrease in tax provision at Dextran Products for the second quarter of fiscal year 2005 is a result of a decrease in taxable income.  During the second quarter of fiscal year 2004, Dextran Products incurred a foreign exchange loss that was not fully tax deductible.  The Canadian operations continue to have significant research and development tax pools to offset current taxes payable.

Liquidity and Capital Resources

As of July 31, 2004, the Company had cash and cash equivalents of $3,584,014, compared to cash and cash equivalents of $371,528, including amounts classified as assets subject to sale agreement of $312,073, at January 31, 2004.  In the second quarter of fiscal year 2005 the Company generated cash of $126,956 in its operating activities, compared to $267,209 for the second quarter of fiscal year 2004.  There was a large increase in the net income in the second quarter of fiscal year 2005, which generated the majority of the cash from operations.  In the second quarter of fiscal year 2004, there were large collections of receivables, which generated significant cash from operations.  Depreciation and amortization continues to be a large non-cash expense of the Company.

The Company maintained $4,494,361 of working capital and a current ratio of 4.1 to 1 as of July 31, 2004, compared to $2,058,161 and 1.8 to 1 as of January 31, 2004.

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

At July 31, 2004, the Company had accounts receivable of $698,866 and inventory of $1,351,927, compared to $503,864 and $1,226,439 at January 31, 2004 and $941,720 and $1,214,117 at April 30, 2004.  The decrease in accounts receivable at Dextran Products during the second quarter ended July 31, 2004 is due to decreased sales towards the end of the quarter.  Dextran Products performs its annual maintenance shutdown at the end of July each year.  This typically results in a reduction in sales and an increase of inventory for the month of July.

At July 31, 2004, the Company had accounts payable of $368,554, compared to $515,092 at January 31, 2004 and $486,841 at April 30, 2004.  The decrease in accounts payable was due to timing of supplier payments.

During the second quarter of fiscal year 2005, capital expenditures totaled $15,536, as compared to $69,213 in the second quarter of fiscal year 2004.  All of the capital expenditures during the second quarter of fiscal year 2005 were for production equipment at the Dextran Products plant in Toronto.  The second quarter of fiscal year 2004 included capital expenditures of $26,229 for the Joint Venture operations in Kansas.  Management intends to continue its plant refurbishment and expansion plan during the remainder of fiscal year 2005, and expects capital expenditures to increase in that period.

The change in accumulated other comprehensive loss of the Company is entirely attributable to the currency translation adjustment of Dextran Products.  Dextran Products’ functional currency is the Canadian dollar.  This currency translation adjustment arises from the translation of Dextran Products’ financial statements to U.S. dollars.

Dextran Products has a Cdn. $1,250,000 (U.S. $940,000) line of credit, of which Cdn. $180,000 (U.S. $135,000) was utilized at July 31, 2004.  At January 31, 2004, Cdn. $150,000 (U.S. $113,000) of this line of credit was utilized.  This line of credit bears interest at the Canadian banks’ prime lending rate plus 0.75% (July 31, 2004 – 4.5%; January 31, 2004 – 5%).  This indebtedness is collateralized by a general security agreement over the Company’s assets and a collateral mortgage of Cdn. $500,000 on the Dextran Products building in Toronto.  This line of credit is used periodically by the Company to cover temporary short-term Canadian dollar cash needs.  For these short-term cash needs, the interest expense on the credit line is typically less than the transaction costs incurred in selling short-term investments.

Chemdex entered into a long-term debt obligation relating to the redemption of the 10% minority interest in Chemdex in fiscal year 2004.  The redemption amount was $146,500, which is to be paid in 25 equal monthly installments of $5,860.  The Company has timely made 11 payments through July 31, 2004.  Since this installment contract is non-interest bearing, it has been discounted using a discount rate of 9%.  The present value of this installment contract is $77,882 which has been recorded as long-term debt.

The significant decrease in long-term debt from January 31, 2004 is due to continuing payments by the Company, and the full repayment of the share value guarantee.  All long-term debt is due in the next two years.

The Company did not enter into any new capital lease obligations during the second quarter of fiscal year 2005.  Capital lease obligations are due over the next three years.

Changes in the relative values of the Canadian dollar and the United States dollar occur from time to time and may, in certain instances, materially affect the Company’s results of operations.

The Company does not believe that the impact of inflation and changing prices has had a material effect on its operations or financial results at any time in the last three years.

Related Party Transactions

In August 1997, the Company loaned Thomas C. Usher, its Vice-Chairman, Director of Research and Development, a member of its Board of Directors and the beneficial owner of greater than 5% of the outstanding common shares of the Company, $691,500 at an interest rate equal to the prime rate of Toronto Dominion Bank plus 1.50% (the “Loan”).  The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher.  Repayment of the Loan is accomplished by monthly payments and through offsets by the Company against royalty payments due Thomas C. Usher pursuant to intellectual property license agreements and bonus payments, if any, granted Thomas C. Usher as an employee of the Company.  The amount outstanding under the Loan as of July 31, 2004 was $390,731, as compared to $417,467 at January 31, 2004, including accrued interest.  The Company has taken a cumulative provision of $253,401 against accrued interest on this loan at July 31, 2004, compared to a cumulative provision of $242,677 at January 31, 2004.

In August 1999, Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the “Receivables”) due to the Company from Novadex Corp.  The Receivables have no specific repayment terms.  The total outstanding amount of the Receivables as of July 31, 2004 and January 31, 2004 was $366,216.  Thomas C. Usher also owes $250,000 to a subsidiary of the Company, Novadex International Limited, as of July 31, 2004, pursuant to a non-interest bearing loan with no specific repayment terms.  The outstanding amount of this loan has not changed from January 31, 2004.

Thomas C. Usher has pledged 328,051 common shares of the Company as security for these amounts owing to the Company.  These common shares have a market value of $2,289,800 at July 31, 2004, based on the closing price of the Company’s common shares on the Nasdaq SmallCap market.

The Company also has an outstanding loan payable to Ruth Usher, a member of the Board of Directors until her retirement on October 31, 2003, the beneficial owner of greater than 5% of the outstanding common shares of the Company, and the spouse of Thomas C. Usher.  The amount due from the Company pursuant to this loan decreased to $683,011 at July 31, 2004 from $683,234 at January 31, 2004 due to monthly payments by the Company less interest charges.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

As of July 31, 2004, future minimum cash payments due under contractual obligations, including, among others, the Dextran Products line of credit, the loan payable to Ruth Usher, the long-term debt obligation in connection with the Chemdex redemption, and capital lease agreements, are as follows:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations (1)	$765,051	$82,320	$35,720	$24,000	$623,011
Capital lease obligations (2)	395,228	176,628	218,600	—	—
Operating lease obligations (3)	5,831	3,727	2,104	—	—
Purchase obligations	—	—	—	—	—
Revolving loans (4)	135,420	135,420	—	—	—
Total	$1,301,530	$398,095	$256,424	$24,000	$623,011

(1).          Consists of:

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

(3).          Consists of operating lease obligations for:

(a)           Office equipment requiring semi-annual payments of Cdn. $2,180 (US $1,644) terminating November 2005; and

(b)           Office equipment requiring quarterly payments of Cdn. $161 (US $121) terminating June 2006.

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

While the majority of the sales of Dextran Products, the Company’s Canadian operation, are denominated in United States dollars, the majority of its expenses are incurred in Canadian dollars.  The majority of the assets and liabilities of Dextran Products are denominated in Canadian dollars prior to the currency translation adjustment necessary for preparation of the interim consolidated financial statements of the Company contained in this report.  Therefore, Dextran Products has a net asset exposure to the United States dollar.  When the Canadian dollar rises in value relative to the United States dollar, the carrying value of the assets and liabilities of Dextran Products as stated in United States dollars increases.  A rise in the Canadian dollar relative to the United States dollar also results in a decrease in gross margins and net income of Dextran Products.  Dextran Products also experiences a foreign exchange loss when the Canadian dollar rises in relation to the United States dollar due to this net asset exposure.  Similarly, a decline in the Canadian dollar relative to the United States dollar results in a foreign exchange gain and increased gross margins and net income at Dextran Products.

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

	Expected Maturity Date							Fair
	1/31/05	1/31/06	1/31/07	1/31/08	1/31/09	Thereafter	Total	Value
	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn.)	3,246,314	—	—	—	—	—	3,246,314	3,260,157
Average interest rate	2.00%	2.00%	2.00%	2.00%	2.00%	2.00%	2.00%
Marketable securities:
Fixed rate ($Cdn.)	—	—	1,192,362	—	—	—	1,192,362	1,127,239
Average interest rate	4.00%	4.00%	4.00%	—	—	—	4.00%

Liabilities:
Long-term debt:
Fixed rate ($Cdn.)	158,434	141,530	138,437	—	—	—	438,401	439,484
Average interest rate	8.35%	8.73%	8.75%	—	—	—	8.61%

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

	Expected Maturity Date							Fair
	1/31/05	1/31/06	1/31/07	1/31/08	1/31/09	Thereafter	Total	Value
	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn.)	3,246,314	—	—	—	—	—	3,246,314	3,260,157
Average interest rate	2.00%	2.00%	2.00%	2.00%	2.00%	2.00%	2.00%
Marketable securities:
Fixed rate ($Cdn.)	—	—	1,192,362	—	—	—	1,192,362	1,127,239
Average interest rate	4.00%	4.00%	4.00%	—	—	—	4.00%
Notes receivable:
Variable rate ($US)	54,861	58,153	61,642	65,340	69,261	108,209	417,466	417,466
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%

Liabilities:
Long-term debt:
Fixed rate ($Cdn.)	158,434	141,530	138,437	—	—	—	438,401	439,484
Average interest rate	8.35%	8.73%	8.75%	—	—	—	8.61%
Variable rate ($US)	1,007	1,068	1,132	1,200	1,272	677,535	683,214	683,214
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%

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

PART II

OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)                                  The 2004 Annual General Meeting of the Members was held on July 9, 2004.

(c)                                  No matters were voted upon at the 2004 Annual Meeting of the Members other than the election of Mr. Joseph Buchman and Mr. John L.E. Seidler as directors of the Company to hold office for a three-year term expiring at the Annual General Meeting of the Members held in 2007 or until successors are duly elected and qualified.  The tabulation of votes in person or by proxy at the Annual Meeting with respect to Mr. Joseph Buchman’s and Mr. John L.E. Seidler’s election are as follows:

	Class	Votes For		Votes Withheld	Abstentions and Non-Votes
Joseph Buchman	Common Shares	2,609,001		5,936	1,050
	Class B Preferred Shares	1,798,800	(1)

John L.E. Seidler	Common Shares	2,610,051		4,886
	Class B Preferred Shares	1,798,800	(1)

(1)           Class B Preferred Shares are entitled to two (2) votes per share.

(d)                                 Not applicable.

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

Date: September 14, 2004

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