Form 10-Q
period 2004-10-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2004-12-15
CIK 317158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

Indicate by check whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).          Yes ☐                    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value	3,042,296 shares
(Title of Class)	(Outstanding at December 10, 2004)

POLYDEX PHARMACEUTICALS LIMITED

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets October 31, 2004 and January 31, 2004

Consolidated Statements of Operations and Comprehensive Income Three and Nine months ended October 31, 2004 and 2003

Consolidated Statements of Shareholders’ Equity Nine months ended October 31, 2004 and 2003

Consolidated Statements of Cash Flows Nine months ended October 31, 2004 and 2003

Notes to Consolidated Financial Statements (Unaudited)

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 4	CONTROLS AND PROCEDURES

PART II

OTHER INFORMATION

Item 6	EXHIBITS AND REPORTS ON FORM 8-K

Signatures and Certifications

PART I

FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited).

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets (Unaudited)

(Expressed in United States dollars)

	October 31 2004	January 31 2004

Assets

Current assets:
Cash and cash equivalents (note 3)	$2,967,198	$59,455
Trade accounts receivable	638,072	503,864
Inventories:
Finished goods	1,072,557	943,373
Work in process	203,645	107,008
Raw materials	176,746	176,058

Inventories	1,452,948	1,226,439
Prepaid expenses and other current assets	138,690	42,730
Deferred tax assets	—	267,500
Assets subject to sale agreement	—	4,285,666

	5,196,908	6,385,654

Property, plant and equipment, at cost
Land and buildings	1,522,626	1,391,141
Machinery and equipment	7,767,494	6,982,088
	9,290,120	8,373,229
Less accumulated depreciation	(5,961,319)	(5,124,887)
Property, plant and equipment, net	3,328,801	3,248,342
Patents and intangible assets, net	70,968	85,511
Investments available for sale (note 4)	1,836,791	—
Due from shareholder	753,546	791,006

	$11,187,014	$10,510,513

	October 31 2004	January 31 2004

Liabilities and Shareholders’ Equity

Current liabilities:
Bank indebtedness	$46,759	$165,609
Accounts payable	400,780	515,092
Accrued liabilities	220,475	163,463
Payroll and related taxes payable	183,854	173,583
Customer deposits	97,860	100,925
Income taxes payable	275,230	923
Liabilities subject to sale agreement	—	880,564
Current portion of long-term debt	62,714	281,015
Current portion of capital lease obligations	162,989	161,253

	1,450,661	2,442,427

Long-term debt	4,672	45,517
Capital lease obligations	214,027	284,950
Due to shareholder	681,950	683,234
Deferred income taxes	230,661	147,054

	1,131,310	1,160,755

Total liabilities	2,581,971	3,603,182

Shareholders’ equity:
Capital stock
Authorized:
100,000 Class A preferred shares of $0.10 each
899,400 Class B preferred shares of $0.0167 each
10,000,000 common shares of $0.0167 each
Issued and outstanding:
899,400 Class B preferred shares	15,010	15,010
3,042,296 common shares (January 31, 2004 - 3,027,796)	50,676	50,434
Contributed surplus	23,289,506	23,236,498
Deficit	(15,251,393)	(16,284,268)
Accumulated other comprehensive income (loss)	501,244	(110,343)

	8,605,043	6,907,331

	$11,187,014	$10,510,513

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(Expressed in United States dollars)

	Three Months Ended October 31 2004	Three Months Ended October 31 2003	Nine Months Ended October 31 2004	Nine Months Ended October 31 2003

Sales	$1,205,859	$3,681,305	$5,066,062	$10,036,192
Cost of goods sold	985,890	2,817,652	3,497,068	7,709,246

	219,969	863,653	1,568,994	2,326,946

Expenses:
General and administrative	337,072	495,920	1,047,649	1,459,777
Depreciation	127,485	151,863	362,286	442,921
Research and development	55,049	23,702	85,109	45,474
Interest expense	20,667	31,960	70,966	101,536
Selling and promotion	34,750	30,173	83,376	112,571
Foreign exchange (gain) loss	(64,731)	196,388	(75,864)	420,771
Amortization	2,008	6,688	14,543	17,779

	512,300	936,694	1,588,065	2,600,829

Loss before the following	(292,331)	(73,041)	(19,071)	(273,883)

Other income (expense):
Gain on sale of assets (note 7)	—	—	1,859,471	—
Other income (expense), net	25,705	(76,099)	32,386	(270,794)

	25,705	(76,099)	1,891,857	(270,794)

Income (loss) before income taxes	(266,626)	(149,140)	1,872,786	(544,677)

Provision for (recovery of) income taxes	(26,074)	52,286	839,911	183,124

Net income (loss) for the period	(240,552)	(201,426)	1,032,875	(727,801)

Unrealized loss on investments available for sale	(8,698)	—	(12,909)	—

Currency translation adjustment	444,912	347,781	624,496	834,917

Comprehensive income for the period	$195,662	$146,355	$1,644,462	$107,116

Per share information:
Earnings (loss) per common share:
Basic	$(0.08)	$(0.07)	$0.34	$(0.24)
Diluted	$(0.08)	$(0.07)	$0.34	$(0.24)

Weighted average number of common shares outstanding for the period	3,042,296	3,027,796	3,035,852	3,027,796

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Shareholders’ Equity (Unaudited)

(Expressed in United States dollars)

	Nine Months Ended October 31 2004	Nine Months Ended October 31 2003

Preferred Shares:
Balance, beginning and end of period	$15,010	$15,010

Common Shares:
Balance, beginning of period	$50,434	$50,434
Common share options exercised	242	—

Balance, end of period	$50,676	$50,434

Contributed Surplus:
Balance, beginning of period	$23,236,498	$23,224,128
Common share options exercised	53,008	—

Balance, end of period	$23,289,506	$23,224,128

Deficit:
Balance, beginning of period	$(16,284,268)	$(16,278,269)
Net income (loss) for the period	1,032,875	(727,801)

Balance, end of period	$(15,251,393)	$(17,006,070)

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	$(110,343)	$(986,776)
Unrealized loss on investments available for sale	(12,909)	—
Currency translation adjustment for the period	624,496	834,917

Balance, end of period	$501,244	$(151,859)

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States dollars)

	Nine Months Ended October 31 2004	Nine Months Ended October 31 2003

Cash provided by (used in):

Operating activities:
Net income (loss) for the period	$1,032,875	$(727,801)
Add (deduct) items not affecting cash:
Depreciation and amortization	376,829	460,700
Imputed interest on long-term debt	11,853	18,802
Deferred income taxes	566,140	146,701
Gain on sale of veterinary products business	(1,859,471)	—
Net change in non-cash working capital balances related to operations	(129,750)	65,680

	(1,524)	(35,918)

Investing activities:
Additions to property, plant and equipment and patents	(146,463)	(163,861)
Decrease in due from shareholder	37,460	57,434
Acquisition of minority interest	—	(5,860)
Unrealized loss on commercial paper available for sale	(736)	—
Acquisition of investments available for sale	(1,712,958)	—
Proceeds from sale of veterinary products business	4,599,218	—

	2,776,521	(112,287)

Financing activities:
Repayment of long-term debt	(276,682)	(135,295)
Repayment of capital lease obligations	(118,230)	(89,628)
Increase (decrease) in due to shareholder	(1,284)	1,344
Increase (decrease) in bank indebtedness	(118,850)	202,657

	(515,046)	(20,922)

Effect of exchange rate changes on cash	335,719	322,848

Increase in cash and cash equivalents	2,595,670	153,721

Cash and cash equivalents, beginning of period	371,528	280,748

Cash and cash equivalents, end of period	$2,967,198	$434,469

See accompanying notes.

1.             Basis of Presentation:

The information contained in the interim consolidated financial statements is condensed from that which would appear in annual consolidated financial statements.  The interim consolidated financial statements included herein should be read in conjunction with the audited financial statements, and notes thereto, and other financial information contained in the 2004 Annual Report on Form 10-K for the fiscal year ended January 31, 2004 as filed by Polydex Pharmaceuticals Limited (the “Company”) with the Securities and Exchange Commission.  The unaudited interim consolidated financial statements as of October 31, 2004 and 2003 include all normal recurring adjustments which management considers necessary for a fair presentation.  The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year.  The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries in which the Company has equal to or more than a 50% ownership interest and exercises control.

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

Investments available for sale

Investments available for sale consist of commercial paper and medium-term fixed income investments and are stated at fair market value based on quoted market prices.  Interest income is included in other income in the statement of operations as it is earned.  Changes in market values during the holding period are reported as unrealized gain (loss) on investments available for sale and are included in other comprehensive income.

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

Revenue recognition

The majority of revenue is from sales of bulk manufactured products.  There was also revenue from finished dosage manufactured products up to March 4, 2004, at which time the Company’s investment in the Vet Labs – Sparhawk Joint Venture was sold (see note 7).  Revenue is recognized when title and risk of ownership of products pass to the customer.  Title and risk of ownership pass to the customer pursuant to the applicable sales contract, either upon shipment of product or upon receipt by the customer.

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

Foreign currency translation

The functional currency of the Company’s Canadian operations has been determined to be the Canadian dollar.  All asset and liability accounts of the Company have been translated into United States dollars using the current exchange rates at the interim consolidated balance sheet dates.  Revenue and expense items are translated using the average exchange rates for the year.  The resulting gains and losses have been reported separately as accumulated other comprehensive income (loss) within shareholders’ equity.

Stock options

The Company has elected to follow Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Under SFAS 123, compensation expense is recognized on the date of grant, based on the fair value of the options granted.

Earnings (loss) per common share

Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding of 3,035,852 for the nine months ended October 31, 2004 (2003 - 3,027,796).  Diluted earnings (loss) per common share are computed using the weighted average number of common shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock.  Incremental shares of 27,599 and nil at October 31, 2004 and October 31, 2003, respectively, were used in the calculation of diluted earnings (loss) per common share.  Options to purchase 3,885 and 431,550 common shares at October 31, 2004 and October 31, 2003, respectively, were not included in the computation of diluted earnings (loss) per common share because their effect was anti-dilutive.

3.             Cash and Cash Equivalents:

Cash and cash equivalents consist of the following:

	October 31 2004	January 31 2004

Cash	$162,745	$59,455
Commercial paper	2,804,453	—
	$2,967,198	$59,455

Commercial paper bears interest at rates of approximately 2% and has expiry dates extending up to three months.  Commercial paper is available for sale and is stated at fair market value based on quoted market prices.  An unrealized loss of $736 has been included in accumulated other comprehensive loss.

4.             Investments Available For Sale:

Investments available for sale consist of Canadian medium-term fixed income instruments with maturity dates extending from one to three years and interest rates ranging from 2.26% to 2.86%.  Investments available for sale are stated at fair market value, based on quoted market prices.  An unrealized loss of $12,173 has been included in accumulated other comprehensive loss.

5.             Commitments and Contingencies:

During September 2004, the Company entered into an agreement with a research organization to conduct a pilot clinical study on the use of cellulose sulphate for the treatment of bacterial vaginosis.  Payments of $43,112 were made to the research organization and the principal investigator upon execution of the agreement.  The Company is committed to make an additional payment of $43,112 upon patient enrolment, which is expected to occur during January 2005, and a final payment of $21,556 upon completion of the clinical study, which is expected to be in July 2005.

During November 2004, the Company entered into United States dollar forward contracts to lock in an exchange rate for converting United States dollars to Canadian dollars.  The Company is committed to selling $250,000 in each of November 2004 and December 2004 at exchange rates ranging from $1.1948 to $1.1950.  The Company is also committed to selling $150,000 per month for the period from January 2005 to April 2005 at an exchange rate of $1.1772.

6.             Stock-based Employee Compensation:

The Company maintains an incentive share option plan for management personnel for options to purchase up to 1,000,000 common shares.  The Company also issues options to certain consultants for services provided to the Company.

All options granted have terms of five years and vest immediately.  At October 31, 2004, the Company had 83,435 options outstanding at exercise prices ranging from $2.50 to $7.72 and a weighted average exercise price of $4.62.  The options, which are immediately exercisable and expire on dates between January 11, 2005 and January 31, 2009, entitle the holder of an option to acquire one common share of the Company.

The Company uses the fair value method in accordance with SFAS 123 to account for awards of stock-based employee compensation.  No stock-based employee compensation expense was recorded during the period from February 1, 2004 to October  31, 2004, because there were no options granted during this period.  Similarly, no stock-based employee compensation expense was recorded during the period from February 1, 2003 to October  31, 2003, because there were no options granted during this period.

7.             Vet Labs – Sparhawk Joint Venture:

In 1992, Veterinary Laboratories, Inc. (“Vet Labs”) and Sparhawk Laboratories, Inc. (“Sparhawk”) entered into the Vet Labs – Sparhawk Joint Venture (the “Joint Venture”) for the manufacture and sale of veterinary pharmaceutical products.  Vet Labs and Sparhawk each owned 50% of the Joint Venture.

On January 13, 2004, the Company entered into an Asset Purchase Agreement with Sparhawk.  Pursuant to this Asset Purchase Agreement, the Company agreed to sell the finished product veterinary pharmaceutical business, including substantially all of the assets of Vet Labs, to Sparhawk for $5,500,000 in cash. Effective March 4, 2004, this sale was completed.  Simultaneously, on March 4, 2004, Chemdex, Inc. (“Chemdex”), a wholly-owned subsidiary of the Company, advanced $350,000 to Sparhawk in exchange for a promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk for no additional consideration.  The promissory note is due in full on March 4, 2009.  Interest is payable annually, but can be deferred and added to the principal balance of the promissory note each year at Sparhawk’s discretion.  The warrant expires at the earlier of payment in full of the promissory note or 10 years from date of issue.  The warrant becomes exercisable the day after the fifth anniversary from the date of issue.  Pursuant to a definitive supply agreement (the “Supply Agreement”) entered into on March 4, 2004, Chemdex agreed to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years.  Chemdex also granted to Sparhawk an exclusive license to use the drug master file to manufacture 10% bulk Iron Dextran for veterinary use, and the use of certain equipment during the 10-year period of the Supply Agreement.  Pursuant to definitive agreements, the Company made customary representations, warranties and indemnities and agreed to a full release of all claims against Sparhawk arising from the Joint Venture litigation.  Similarly, Sparhawk agreed to a full release of all claims against the Company arising from the Joint Venture litigation.

The sale resulted in a gain of $2,209,471, of which $1,859,471 was recognized in the interim consolidated statement of operations and $350,000 was deferred.  The deferred gain of $350,000 relates to the promissory note receivable from Sparhawk as Sparhawk is thinly capitalized and highly leveraged.  The Company will monitor the financial position of Sparhawk and will recognize this deferred gain at such time as Sparhawk’s cash flows from operations are sufficient to fund debt service on a full accrual basis.

8.             Segmented Information:

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

Chemdex -

manufactures and sells veterinary pharmaceutical products and specialty chemicals in the United States. The primary customers are distributors and private labelers, who in turn sell to the end user of the products. The majority of this business was sold on March 4, 2004 [note 7].

	Three Months Ended October 31 2004	Three Months Ended October 31 2003	Nine Months Ended October 31 2004	Nine Months Ended October 31 2003

Sales:
Dextran	$1,200,905	$1,394,439	$4,064,595	$4,026,384
Less: intercompany sales elimination	94,134	89,888	295,800	264,628
	1,106,771	1,304,551	3,768,795	3,761,756
Chemdex	99,088	2,376,754	1,297,267	6,274,436
Total consolidated sales	$1,205,859	$3,681,305	$5,066,062	$10,036,192

Income (loss) before income taxes:
Dextran	$(93,050)	$(37,368)	$322,061	$111,908
Chemdex	23,134	47,819	2,013,415	(179,686)
Total pre-tax income (loss) from segments	(69,916)	10,451	2,335,476	(67,778)
Less: Unallocated corporate expenses	196,710	159,591	462,690	476,899
Total consolidated pre-tax income (loss)	$(266,626)	$(149,140)	$1,872,786	$(544,677)

Total revenue by significant customer:
Customer A	$250,336	$255,828	$782,273	$847,829

Sales revenue by product group:
Bulk dextran and derivatives	$1,205,859	$1,304,551	$3,974,161	$3,761,756
Sterile injectible veterinary products	—	1,458,522	663,629	3,625,585
Oral and topical veterinary products	—	918,232	428,272	2,648,851
Total consolidated sales	$1,205,859	$3,681,305	$5,066,062	$10,036,192

	October 31, 2004	January 31, 2004

Assets:
Dextran	$10,212,966	$5,045,899
Chemdex	137,636	4,281,084
Total assets from segments	10,350,602	9,326,983
Corporate assets	836,412	1,183,530
Total consolidated assets	$11,187,014	$10,510,513

9.             Recent Accounting Pronouncements:

In December 2003, the FASB issued FASB Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51” (the “Interpretation”), which is a revision of FIN No. 46 originally issued in January 2003.  The Interpretation introduces a new consolidation model - the variable interests model - which determines control [and consolidation] based on potential variability in gains and losses of the entity being evaluated for consolidation. It also requires application in financial statements of public entities for periods ending after December 15, 2003 for special purpose entities, and in financial statements for periods ending after March 15, 2004 for other types of variable interest entities.  The Company does not have any interests in special purpose entities and will account for any variable interest entities in accordance with the Interpretation. The adoption of this Interpretation had no impact on the Company’s consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s fiscal year ends on January 31st of each year.  In this report, fiscal year 2005 refers to the Company’s fiscal year ended January 31, 2005.  The following discussion should be read in conjunction with the October 31, 2004 interim consolidated financial statements and notes thereto included elsewhere in this report.  Operating results for the nine months ended October 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2004. The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles.  All amounts are in United States dollars, unless otherwise denoted.

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

Management Objectives for Fiscal 2005.  In fiscal year 2005, management intends to focus on the core businesses of Dextran Products that have historically been the backbone of the Company.  Improving product quality and achieving cost reductions is the priority for fiscal 2005 with respect to Dextran Products operations.

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

Results of Operations

Three and nine months ended October 31, 2004 compared to three and nine months ended October 31, 2003

	Three Months Ended October 31, 2004	Three Months Ended October 31, 2003	Nine Months Ended October 31, 2004	Nine Months Ended October 31, 2003
Net income (loss)	$(240,552)	$(201,426)	$1,032,875	$(727,801)

Earnings (loss) per share	(0.08)	(0.07)	0.34	(0.24)

The increase in net loss for the third quarter of fiscal year 2005 ended October 31, 2004, as compared to the third quarter in fiscal year 2004 is attributable to the increase in net loss at Dextran Products and the increased corporate expenses.  The increase in year to date net income for fiscal year 2005 is a result of the gain on sale of the Vet Labs assets in March 2004 and the foreign exchange gain realized at Dextran Products in fiscal year 2005.  In addition, there were significant costs related to legal and receiver fees relating to the wind up of the Joint Venture operations in fiscal year 2004.

Income (loss) before income taxes	Three Months Ended October 31, 2004	Three Months Ended October 31, 2003	Variance	Nine Months Ended October 31, 2004	Nine Months Ended October 31, 2003	Variance
Consolidated	$(266,626)	$(149,140)	79%	$1,872,786	$(544,677)	444%
Dextran Products	(93,050)	(37,368)	149%	322,061	111,908	188%
Chemdex	23,134	47,819	(52)%	2,013,415	(179,686)	1,221%

The decrease in operating results in the third quarter of fiscal year 2005 is primarily attributable to the decrease in income at Dextran Products and the increased corporate expenses.

Dextran Products.  The decrease in operating results at Dextran Products is due to decreased sales and gross margins during the third quarter of fiscal year 2005.  The sales decrease in the third quarter of fiscal year 2005 is a result of decreased customer demand.  The decrease in gross margins is a result of the lower sales volume and the rise in the value of the Canadian dollar relative to the United States dollar.  Sales at Dextran Products are primarily denominated in the United States dollar, while the majority of expenses are incurred in Canadian dollars.  Therefore, when the value of the Canadian dollar rises against the United States dollar, the gross margin percentage at Dextran Products declines.

The year to date increase in operating results at Dextran Products for fiscal year 2005 as compared to fiscal year 2004 is a result of the foreign exchange gain realized in fiscal year 2005.  In fiscal year 2004, there was a large foreign exchange loss resulting from translation of intercompany receivables at Dextran Products, which were denominated in United States dollars.  This exposure to the United States dollar has decreased significantly due to the repayment of intercompany receivables by Chemdex.

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

Sales	Three Months Ended October 31, 2004	Three Months Ended October 31, 2003	Variance	Nine Months Ended October 31, 2004	Nine Months Ended October 31, 2003	Variance
Consolidated	$1,205,859	$3,681,305	(67)%	$5,066,062	$10,036,192	(50)%
Dextran Products	$1,106,771	$1,304,551	(15)%	3,768,795	$3,761,756	0%
Percentage of Company sales	92%	35%		74%	37%
Chemdex	$99,088	$2,376,754	(96)%	$1,297,264	$6,274,436	(79)%
Percentage of Company sales	8%	65%		26%	63%

The majority of the third quarter sales decrease in fiscal year 2005 was attributable to the Chemdex operating segment due to the sale of the finished goods veterinary pharmaceutical business in the first quarter of fiscal year 2005.

Dextran Products.  Sales of dextran and related products in the third quarter of fiscal year 2005 were less than the sales levels achieved during the third quarter of fiscal year 2004 due to a decrease in customer demand.

Year to date sales at Dextran Products for fiscal year 2005 are consistent with year to date sales for fiscal year 2004.

Chemdex.  The sale of the Joint Venture operations on March 4, 2004 resulted in a discontinuance of sales of finished veterinary product.  Sales for Chemdex for the remainder of the fiscal year will be limited to sales of ferric hydroxide and hydrogenated dextran solution to Sparhawk.  Therefore Chemdex sales will continue to be significantly less than in fiscal year 2004.

Gross profit	Three Months Ended October 31, 2004	Three Months Ended October 31, 2003	Variance	Nine Months Ended October 31, 2004	Nine Months Ended October 31, 2003	Variance
Consolidated	$219,969	$863,653	(75)%	$1,568,994	$2,326,946	(33)%
Percentage of sales	18%	23%		31%	23%
Dextran Products	$194,791	$413,194	(53)%	$1,215,242	$1,315,150	(8)%
Percentage of sales	18%	32%		32%	35%
Chemdex	$4,809	$382,972	(99)%	$280,816	$916,817	(69)%
Percentage of sales	5%	16%		22%	15%

The third quarter fiscal year 2005 decrease in consolidated gross profit is a result of the sale of the Joint Venture operations during the first quarter of fiscal year 2005.  The decrease in gross profit percentage during the third quarter of fiscal year 2005 is primarily due to the decrease in the gross profit percentage realized by Dextran Products.  The year to date increase in gross profit percentage for fiscal year 2005 is due to the sale of the Joint Venture operations during the first quarter of fiscal year 2005.  The products sold by the Joint Venture were generally lower margin products than the products sold at Dextran Products.

Dextran Products.  Decreased gross profit percentages were experienced at the Dextran Products operating segment because of the decreased sales volume and the rise in the Canadian dollar relative to the United States dollar.  Sales at Dextran Products are primarily denominated in the United States dollar, while the majority of expenses are incurred in Canadian dollars.  Therefore, when the value of the Canadian dollar rises against the United States dollar, the gross margin percentage at Dextran Products declines.

Chemdex.  The Joint Venture operations ceased on March 4, 2004 due to the sale of that business.  The decrease in gross profit is due to this loss of sales.

	Three Months Ended October 31, 2004	Three Months Ended October 31, 2004	Variance	Nine Months Ended October 31, 2004	Nine Months Ended October 31, 2003	Variance
Selling, promotion, general and administrative expenses	$371,822	$526,093	(29)%	$1,131,025	$1,572,348	(28)%

The decrease during the third quarter of fiscal year 2005 in selling, promotion, general and administrative expenses is primarily due to the sale of the Joint Venture operations on March 4, 2004.  The majority of the selling, general and administrative expenses for the Chemdex operating segment have been eliminated because of the sale of these operations.

Research and development	Three Months Ended October 31, 2004	Three Months Ended October 31, 2003	Variance	Nine Months Ended October 31, 2004	Nine Months Ended October 31, 2003	Variance
Research and development expenditures	$55,049	$23,702	132%	$85,109	$45,474	87%

The increase in research and development expenses during the third quarter of fiscal year 2005 is a result of the commencement of a pilot clinical study on the use of cellulose sulphate for the treatment of bacterial vaginosis.  This clinical study is related to an alternate use of cellulose sulphate and therefore is outside the scope of funding provided by the Company’s research and development partners for the investigation of this product as a contraceptive gel with antiviral properties.  Expenses for this clinical study are expected to continue at similar levels in the fourth quarter of fiscal year 2005.

Due to continued direct funding of research and development expenses by third party public and/or private sector groups, the Company’s research and development expense continued at low levels in the third quarter of fiscal year 2005.

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

Significant funding from research and development partners for the current phase of the project investigating the use of cellulose sulphate as a contraceptive gel with antiviral properties project is expected to continue at necessary levels for the foreseeable future.  The Company’s total research and development expenditures are expected to increase in fiscal year 2005 over fiscal year 2004 due to additional product development activities the Company expects to perform and fund outside of its partnership relationships.

	Three Months Ended October 31, 2004	Three Months Ended October 31, 2003	Variance	Nine Months Ended October 31, 2004	Nine Months Ended October 31, 2003	Variance
Depreciation and amortization expense	$129,493	$158,551	(18)%	$376,829	$460,700	(18)%

The decrease in depreciation and amortization expense in fiscal year 2005 is primarily attributable to the sale of substantially all of the assets of Vet Labs on March 4, 2004.

	Three Months Ended October 31, 2004	Three Months Ended October 31, 2003	Variance	Nine Months Ended October 31, 2004	Nine Months Ended October 31, 2003	Variance
Interest expense	$20,667	$31,960	(35)%	$70,966	$101,536	(30)%

The decrease in interest expense in fiscal year 2005 is primarily attributable to a decrease in long-term debt, as well as the associated decrease in imputed interest due to the continuing repayment of non-interest bearing long-term debt.  The share value guarantee payable was paid in full on March 4, 2004 when the Joint Venture operations were sold.

	Three Months Ended October 31, 2004	Three Months Ended October 31, 2003	Variance	Nine Months Ended October 31, 2004	Nine Months Ended October 31, 2003	Variance
Foreign exchange gain (loss)	$64,731	$(196,388)	133%	$75,864	$(420,771)	118%

The increase in foreign exchange gain at Dextran Products in fiscal year 2005 was due to the significant decline in Dextran Products’ net exposure to the United States dollar. At October 31, 2004, Dextran Products has a net liability exposure to the United States dollar because intercompany payables denominated in United States dollars exceed its United States dollar denominated accounts receivable balance.  Dextran Products realized a foreign exchange gain in fiscal 2005 because the Canadian dollar increased in value relative to the United States dollar.

During fiscal year 2004, Dextran Products had large intercompany receivables denominated in United States dollars, and experienced a foreign exchange loss in fiscal year 2004 because the value of the Canadian dollar increased relative to the United States dollar.  A large portion of these intercompany receivables were repaid in March 2004 when the Joint Venture operations were sold.  As compared to fiscal year 2004, management does not expect that the Company will incur significant foreign exchange losses in fiscal year 2005.

	Three Months Ended October 31, 2004	Three Months Ended October 31, 2003	Variance	Nine Months Ended October 31, 2004	Nine Months Ended October 31, 2003	Variance
Other income (expense)	$25,705	$(76,099)	134%	$32,386	$(270,794)	112%

Other income in the third quarter of fiscal year 2005 is primarily related to interest income earned at Dextran Products.  The proceeds from the sale of the Joint Venture operations have been invested in short and mid-term interest earning securities.  During fiscal year 2004, other expenses consisted almost entirely of legal and receiver costs associated with the winding-up of the Joint Venture, and the resulting litigation.  This litigation was settled with the closing of the sale of the Joint Venture on March 4, 2004.  Management expects no similar costs for the remainder of fiscal 2005.

Provision for (recovery of) income taxes	Three Months Ended October 31, 2004	Three Months Ended October 31, 2003	Variance	Nine Months Ended October 31, 2004	Nine Months Ended October 31, 2003	Variance
Consolidated	$(26,074)	$52,286	(150)%	$839,911	$183,124	359%
Dextran Products	$(35,074)	$52,286	(167)%	$104,911	$183,124	(43)%
Chemdex	$9,000	—	—	$735,000	—	—

The decrease in tax provision at Dextran Products for the third quarter of fiscal year 2005 is a result of a decrease in taxable income.  During the third quarter of fiscal year 2004, Dextran Products incurred a foreign exchange loss that was not fully tax deductible.  The Canadian operations continue to have significant research and development tax pools to offset current taxes payable.

Liquidity and Capital Resources

As of October 31, 2004, the Company had cash and cash equivalents of $2,967,198, compared to cash and cash equivalents of $371,528, including amounts classified as assets subject to sale agreement of $312,073, at January 31, 2004.  In the third quarter of fiscal year 2005 the Company generated cash of $51,733 in its operating activities, compared to negative cash from operations of $232,090 for the third quarter of fiscal year 2004.  There was an increase in current liabilities during the third quarter of fiscal year 2005, which generated the majority of the cash from operations.  In the third quarter of fiscal year 2004, there were increases in receivables and inventory as well as the loss for the period, which generated negative cash from operations.  Depreciation and amortization continues to be a large non-cash expense of the Company.

The Company maintained $3,746,247 of working capital and a current ratio of 3.6 to 1 as of October 31, 2004, compared to $2,058,161 and 1.8 to 1 as of January 31, 2004.

Management expects the primary source of its future capital needs to be a combination of company earnings and borrowings.  The Company, at present, does not have any material commitments for capital expenditures, although management intends to continue the plant refurbishment process at Dextran Products in Toronto.

The Company believes that, based upon the current levels of revenues and spending, its existing working capital resources will be sufficient to support continuing operations for the foreseeable future.

At October 31, 2004, the Company had accounts receivable of $638,072 and inventory of $1,452,948, compared to $503,864 and $1,226,439 at January 31, 2004 and $681,126 and $1,351,927 at July 31, 2004.  The decrease in accounts receivable at Dextran Products during the third quarter ended October 31, 2004 is due to decreased sales towards the end of the quarter.

At October 31, 2004, the Company had accounts payable of $400,780 compared to $515,092 at January 31, 2004 and $368,554 at July 31, 2004.  The increase in accounts payable was due to timing of supplier payments and the increase in inventory.

During the third quarter of fiscal year 2005, capital expenditures totaled $89,852, as compared to $33,650 in the third quarter of fiscal year 2004.  All of the capital expenditures during the third quarter of fiscal year 2005 were for production and office equipment at the Dextran Products plant in Toronto.  The third quarter of fiscal year 2004 included capital expenditures of $8,877 for the Joint Venture operations in Kansas.  Management intends to continue its plant refurbishment and expansion plan during the remainder of fiscal year 2005, and expects capital expenditures to increase during this period.

The change in accumulated other comprehensive income (loss) of the Company is primarily attributable to the currency translation adjustment of Dextran Products.  Dextran Products’ functional currency is the Canadian dollar.  This currency translation adjustment arises from the translation of Dextran Products’ financial statements to U.S. dollars.

Dextran Products has a Cdn. $1,250,000 (U.S. $1,026,000) line of credit, of which Cdn. $30,000 (U.S. $25,000) was utilized at October 31, 2004.  At January 31, 2004, Cdn. $150,000 (U.S. $113,000) of this line of credit was utilized.  This line of credit bears interest at the Canadian banks’ prime lending rate plus 0.75% (October 31, 2004 – 5%; January 31, 2004 – 5%).  This indebtedness is collateralized by a general security agreement over the Company’s assets and a collateral mortgage of Cdn. $500,000 on the Dextran Products building in Toronto.  This line of credit is used periodically by the Company to cover temporary short-term Canadian dollar cash needs.  For these short-term cash needs, the interest expense on the credit line is typically less than the transaction costs incurred in selling short-term investments.

Chemdex entered into a long-term debt obligation relating to the redemption of the 10% minority interest in Chemdex in fiscal year 2004.  The redemption amount was $146,500, which is to be paid in 25 equal monthly installments of $5,860.  The Company has timely made 14 payments through October 31, 2004.  Since this installment contract is non-interest bearing, it has been discounted using a discount rate of 9%.  The present value of this installment contract is $61,883, which has been recorded as long-term debt.

The significant decrease in long-term debt from January 31, 2004 is due to continuing payments by the Company, and the full repayment of the share value guarantee.  The majority of the long-term debt is due in the next two years.

The Company entered into a capital lease obligation for office equipment during the third quarter of fiscal year 2005.  Capital lease obligations are due over the next five years.

Changes in the relative values of the Canadian dollar and the United States dollar occur from time to time and may, in certain instances, materially affect the Company’s results of operations.

The Company does not believe that the impact of inflation and changing prices has had a material effect on its operations or financial results at any time in the last three years.

Related Party Transactions

In August 1997, the Company loaned Thomas C. Usher, its Vice-Chairman, Director of Research and Development, a member of its Board of Directors and the beneficial owner of greater than 5% of the outstanding common shares of the Company, $691,500 at an interest rate equal to the prime rate of Toronto Dominion Bank plus 1.50% (the “Loan”).  The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher.  Repayment of the Loan is accomplished by monthly payments and through offsets by the Company against royalty payments due Thomas C. Usher pursuant to intellectual property license agreements and bonus payments, if any, granted Thomas C. Usher as an employee of the Company.  The amount outstanding under the Loan as of October 31, 2004 was $396,173, as compared to $417,467 at January 31, 2004, including accrued interest.  The Company has taken a cumulative provision of $258,843 against accrued interest on this loan at October 31, 2004, compared to a cumulative provision of $242,677 at January 31, 2004.

In August 1999, Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the “Receivables”) due to the Company from Novadex Corp.  The Receivables have no specific repayment terms.  The total outstanding amount of the Receivables as of October 31, 2004 and January 31, 2004 was $366,216.  Thomas C. Usher also owes $250,000 to a subsidiary of the Company, Novadex International Limited, as of October 31, 2004, pursuant to a non-interest bearing loan with no specific repayment terms.  The outstanding amount of this loan has not changed from January 31, 2004.

Thomas C. Usher has pledged 328,051 common shares of the Company as security for these amounts owing to the Company.  These common shares have a market value of $2,480,914 at October 31, 2004, based on the closing price of the Company’s common shares on the Nasdaq SmallCap market on October 29, 2004, the last trading day prior to October 31, 2004.

The Company also has an outstanding loan payable to Ruth Usher, a member of the Board of Directors until her retirement on October 31, 2003, the beneficial owner of greater than 5% of the outstanding common shares of the Company, and the spouse of Thomas C. Usher.  The amount due from the Company pursuant to this loan decreased to $681,950 at October 31, 2004 from $683,234 at January 31, 2004 due to monthly payments by the Company less interest charges.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

As of October 31, 2004, future minimum cash payments due under contractual obligations, including, among others, the Dextran Products line of credit, the loan payable to Ruth Usher, the long-term debt obligation in connection with the Chemdex redemption, research and development agreements and capital lease agreements, are as follows:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations (1)	$753,641	$77,837	$26,755	$26,755	$622,294
Capital lease obligations (2)	408,974	189,710	205,944	11,840	1,480
Operating Lease obligations (3)	1,060	530	530	—	—
Purchase obligations (4)	64,668	64,668	—	—	—
Revolving loans (5)	24,631	24,631	—	—	—
Total	$1,252,974	$357,376	$233,229	$38,595	$623,774

1.  Consists of:

(a)                                  Note payable in monthly payments of $5,860 maturing September 19, 2005;

(b)                                 Note payable in quarterly payments of Cdn. $419, bearing interest at 10.43% and maturing December 2009; and

(c)                                  Amounts due to shareholder which bear interest at the Canadian banks’ prime lending rate plus 1.5%, with required minimum monthly payments, including interest, of $1,000.

2.  Consists of capital lease obligations for:

(a)                                  Production equipment of Cdn. $38,734 (US $31,801) repayable in monthly installments, bearing interest at 6.65% and maturing December 2004;

(b)                                 Production equipment of Cdn. $103,170 (US $84,704) repayable in monthly installments, bearing interest at 7.59% and maturing November 2006;

(c)                                  Production equipment of Cdn. $449,937 (US $369,406) repayable in monthly installments, bearing interest at 9% and maturing November 2006; and

(d)                                 Office equipment of Cdn. $29,824 (US $24,486) repayable in quarterly installments, bearing interest at 10.43% and maturing December 2009.

3.                                        Consists of operating lease obligations for office equipment requiring quarterly payments of Cdn. $161 (US $132) terminating June 2006.

4.                                        Consists of purchase obligations for research and development services payable as specified milestones are achieved.

5.                                       Consists of Canadian operating line of credit bearing interest at the Canadian banks’ prime lending rate plus 0.75%, repayable upon demand.

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

	Expected Maturity Date							Fair
	1/31/05	1/31/06	1/31/07	1/31/08	1/31/09	Thereafter	Total	Value
	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn.)	2,935,139	—	—	—	—	—	2,935,139	2,804,453
Average interest rate	2.00%	—	—	—	—	—	2.00%
Marketable securities:
Fixed rate ($Cdn.)	—	570,386	1,308,564	—	—	—	1,878,950	1,807,544
Average interest rate	—	2.60%	2.60%	—	—	—	2.60%
Liabilities:
Long-term debt:
Fixed rate ($Cdn.)	177,693	161,384	158,451	5,558	6,617	6,842	516,095	509,429
Average interest rate	8.37%	8.78%	8.81%	10.43%	10.43%	10.43%	9.54%

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

	Expected Maturity Date							Fair
	1/31/05	1/31/06	1/31/07	1/31/08	1/31/09	Thereafter	Total	Value
	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn.)	2,935,139	—	—	—	—	—	2,953,139	2,804,453
Average interest rate	2.00%	—	—	—	—	—	2.00%
Marketable securities:
Fixed rate ($Cdn.)	—	570,386	1,308,564	—	—	—	1,878,950	1,807,544
Average interest rate	—	2.60%	2.60%	—	—	—	2.60%
Notes receivable:
Variable rate ($US)	54,861	58,153	61,642	65,340	69,261	108,209	417,466	417,466
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Liabilities:
Long-term debt:
Fixed rate ($Cdn.)	177,693	161,384	158,451	5,558	6,167	6,842	516,095	509,429
Average interest rate	8.37%	8.78%	8.81%	10.43%	10.43%	10.43%	9.54%
Variable rate ($US)	1,007	1,068	1,132	1,200	1,272	677,535	683,214	683,214
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%

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

Date:	December 15, 2004

POLYDEX PHARMACEUTICALS LIMITED
(Registrant)

		By	/s/ George G. Usher
George G. Usher, Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

		By	/s/ Sharon L. Wardlaw
Sharon L. Wardlaw, Treasurer, Secretary and Chief Financial and Accounting Officer
(Principal Financial Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002