Form 10-K
period 2005-01-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2005-05-02
CIK 317158

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

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
(Title of Class)

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

          The aggregate market value of the Registrant’s voting common shares held by non-affiliates of the Registrant, based upon the $6.98 per share closing price of the Registrant’s common shares on July 30, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $16,331,106 (for this purpose, the Registrant has assumed that directors, executive officers and holders of more than 10% of the Company’s common stock are affiliates).

          The number of common shares of the Registrant outstanding as of April 28, 2005 was 3,042,296.

          Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement for the Registrant’s Annual Meeting of Members, scheduled to be held on July 8, 2005, are incorporated by reference into Part III of this Report.

Cautionary Note Regarding Forward-Looking Statements

          This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to statements regarding the Company’s future growth, results of operations, liquidity and capital resources, expectations of regulatory approvals and the commencement of sales of products.  The Company has tried to identify such forward-looking statements by use of words such as “believes,” “anticipates,” “intends,” “plans,” “will,” “should,” “expects” and similar expressions, but these words are not the exclusive means of identifying such statements.  The Company cautions that these and similar statements in this Annual Report on Form 10-K and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by various risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements.  These factors include, without limitation, changing market conditions, the progress of clinical trials and the results obtained, the establishment of new corporate alliances, the impact of competitive products and pricing, and the timely development, regulatory approval and market acceptance of the Company’s products, as well as the other risks discussed herein, none of which can be assured.  The forward-looking statements contained herein speak only as to the date of this report. Except as otherwise required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report on Form 10-K, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

PART I

ITEM 1.	BUSINESS

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

          The Company conducts its business operations through its subsidiaries.  The manufacture and sale of Dextran and derivative products is conducted through Dextran Products Limited, incorporated in Canada in 1966 (“Dextran Products”).

          During approximately one month of the Company’s fiscal year ended January 31, 2005 (the “2005 fiscal year”), the Company also engaged in the finished product veterinary pharmaceutical business through its subsidiary Chemdex, Inc., incorporated in Kansas in 1987, which, in turn, conducted its operations through its subsidiary, Veterinary Laboratories, Inc. (“Vet Labs”).  On December 1, 1992, Vet Labs and Sparhawk Laboratories Inc. (“Sparhawk”) entered into a Joint Venture for the purpose of manufacturing and selling veterinary pharmaceutical products.  On March 4, 2004, the Company sold its finished product veterinary pharmaceutical business to Sparhawk.  The sale included substantially all of the assets of Vet Labs and its ownership interest in the Joint Venture.

Products and Sales

          Iron Dextran

          Iron Dextran is a derivative of Dextran produced by complexing iron with Dextran.  Iron Dextran is injected into most pigs at birth as a treatment for anemia.  The Company sells Iron Dextran to independent distributors and wholesalers primarily in Europe, the United States and Canada, with less significant sales in Pacific Rim countries.  Dextran Products has regulatory approval to sell Iron Dextran from Canadian authorities, while Chemdex has United States FDA approval for the manufacture and sale of Iron Dextran for veterinary use.  On March 4, 2004, Sparhawk and Chemdex entered into an exclusive Supply Agreement under which Sparkawk agreed to purchase 100% of its product needs for bulk Iron Dextran solution from Chemdex for a period of 10 years, and Chemdex agreed to sell such products in the United States exclusively to Sparhawk, subject to minimum purchase requirements.

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

          Veterinary Products

           During approximately one month of the 2005 fiscal year, the Company manufactured sterile injectable products, tablets and boluses, internal and external solutions, ointments and powders through its Vet Labs subsidiary and the Joint Venture, and Vet Labs also performed contract filling for other industry companies.  On March 4, 2004, the Company sold its finished product veterinary pharmaceutical business to Sparhawk.  The sale included substantially all of the assets of Vet Labs and its ownership interest in the Joint Venture.

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

          Iron Dextran

          Effective February 1, 1995, the Company entered into an agreement with Novadex Corp., an affiliated company, under which Novadex granted the Company the exclusive worldwide license to use a certain process developed by Novadex for producing Iron Dextran.  This process allows the Company to produce Iron Dextran at a lower cost than would otherwise be possible given the Company’s plant and equipment.  The license agreement expires when the related patent expires in 2014.  The Company pays a license fee based on production volumes.  Upon the expiration of the license, the technology relating to the process described above will belong to the Company, with no further obligation to make royalty payments.  During July 1999, Novadex was liquidated, and all of its assets and liabilities, including the above-referenced license agreement, were assumed by its sole shareholder, the former Vice Chairman of the Company, Thomas C. Usher, who passed away on February 26, 2005.  The Company remains obligated under the license agreement to continue license fee payments.

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

           The Company is dependent upon a single source for a certain raw material used in the production of Dextran Sulphate.  Such supply was adequate in fiscal year 2005 and no shortages are anticipated in the near term.  However, any curtailment in availability of such raw material could be accompanied by production or other delays as well as increased raw material costs, with consequent adverse effect on the Company’s results of operations.  The Company has no long-term contracts with any of its suppliers.

Backlog and Seasonality

          The Company’s backlog as at January 31, 2005 was approximately $350,000, whereas backlog as at January 31, 2004 was approximately $750,000.  All of these orders are expected to be filled within the current fiscal year.  The Company’s bulk pharmaceutical intermediate business may be characterized as seasonal in that many end-users of the finished product veterinary pharmaceuticals manufactured from these intermediates require fewer vitamins and other supplements during the summer months when livestock are put out to pasture.  However, the Company does not believe that such seasonality is material to its financial results as a whole.

Competition

          The Company is the only Canadian manufacturer of Iron Dextran and, as a result of its ownership of Chemdex during fiscal year 2005, the Company was also the only manufacturer of 10% bulk Iron Dextran solution in the United States.  The only other major supplier of Iron Dextran is located in Denmark, although there exist several smaller European sources of Iron Dextran.  Dextran Sulphate is manufactured by several manufacturers in the U.S. and Europe.  With regard to Iron Dextran and Dextran Sulphate, the Company competes on the basis of quality, service and price.

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

          On March 4, 2004, the Company sold its finished product veterinary pharmaceutical business to Sparhawk.  The sale included substantially all of the assets of Vet Labs and its ownership interest in the Joint Venture.  In connection with the sale, Sparhawk and Chemdex entered into an exclusive Supply Agreement under which Sparkawk agreed to purchase 100% of its product needs for bulk Iron Dextran solution from Chemdex for a period of 10 years, and Chemdex agreed to sell such products in the United States exclusively to Sparhawk, subject to minimum purchase requirements.

Environmental Compliance

          The Company believes that it is in substantial compliance with all existing applicable foreign, federal, state and local environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position.

Employees

          As of March 31, 2005, the Company employed 26 employees, of whom 16 were engaged in production, 6 in quality control, 1 in research and development, 2 in administration and 1 in marketing and sales activities.  None of the Company’s employees are covered by collective bargaining agreements.  Management considers its relations with employees to be good.

Research and Development

           During the fiscal years ended January 31, 2005 and 2004, the Company expended $127,847 and $73,635, respectively, on research and development, primarily relating to the development of Cellulose Sulphate.  Increases in research and development expenditures are a result of additional product development activities performed by the Company and funded outside of its partnership relationships.  During the fiscal years ended January 31, 2005 and 2004, the Company recognized investment tax credit benefits of $13,105 and $12,684, respectively.

          Cellulose Sulphate (Ushercell)

          Ushercell, the Company’s leading human pharmaceutical compound, is a high molecular weight Cellulose Sulphate envisioned for topical vaginal use primarily in the prevention of transmission of AIDS and other sexually transmitted diseases, as well as unplanned pregnancies.

          Research and development with respect to the Company’s Cellulose Sulphate product is being conducted with the assistance and financial support of CONRAD, formerly known as the Contraceptive Research and Development Program, with funding from various private and public sector sources.  CONRAD provides direct financial assistance in support of, and/or actually conducts specific research studies involving the Cellulose Sulphate product in conjunction with various public health-oriented entities, such as Family Health International, USAID (The United States Agency for International Development), the World Health Organization, the Centers for Disease Control and the HIV Prevention Trials  Network, and many other universities, research centers and philanthropic organizations.

          During fiscal year 2005 phase I/II clinical trials were conducted.  Highlights of selected completed clinical studies outlined in CONRAD’s Development Plan are as follows:

•

A clinical study of sexually active women conducted in collaboration with Family Health International in Cameroon, has been completed.  The final report concluded that 3.5 ml 6% Cellulose Sulphate gel was as safe and acceptable to users as a placebo compound, and remained acceptable when used four times per day for 14 consecutive days.

•

A study in collaboration with the World Health Organization of 180 healthy women in Uganda, Nigeria and India has been completed.  The final report concluded that twice daily vaginal applications of 6% Cellulose Sulphate appeared to be as safe and well tolerated as the placebo compound also used in the study.

•

A study conducted by the HIV Prevention Trials Network to establish the safety and tolerance of the product among HIV-infected women, as a precursor to clinical trials designed to assess HIV prevention. One objective of this trial was to study changes in vaginal flora associated with repeated microbicide use. The study was completed in fiscal year 2004, and the report was presented at the 12thConference on Retroviruses and Opportunistic Infections in Boston in February of 2005, indicating that Cellulose Sulphate was not disruptive to the vaginal PH and also resulted in clearance of Bacterial Vaginosis (BV) in patients who had BV at the time of enrollment in this study, concluding with recommendations that further study of the impact of Cellulose Sulphate on BV is warranted.

•

A Phase I study in collaboration with Family Health International involving 60 healthy women in the United States to assess the safety and acceptability among sexually active and abstinent women of Cellulose Sulphate used intra-vaginally twice daily for 14 consecutive days has been completed. The final report indicates a continued safety and acceptability profile.

•

Large-scale Phase II human clinical trials of the contraceptive efficacy of Ushercell in the United States began in January and February 2004 in collaboration with the California Family Health Council. One of the two trials was suspended due to lack of enrollment in a study that sought couples desiring pregnancy, but willing to postpone conception. The clinical portion of the remaining study involving couples that do not desire a pregnancy is expected to be completed this summer and a report on findings is expected in 2006.

Additionally, the following clinical studies have been commenced or are being actively planned:

•	A tolerance study of 42 HIV-infected men in collaboration with theInstitute of Tropical Medicine in Belgium has been planned.

•

A further study planned in collaboration with the University of California to be conducted with 180 sexually active women in Zimbabwe to assess the safety and acceptability of Ushercell in use with a diaphragm has been planned.

•

A study to determine the effectiveness of Cellulose Sulphate gel as a treatment for Bacterial Vaginosis, a common disorder among reproductive-age women, has been planned, funded and clinical trial supplies have been shipped to Brazil.  The trial is expected to commence in April 2005, with a report on findings expected in mid-2006.

•

A further large-scale Phase III clinical trial is planned to assess the effect of Ushercell on vaginal HIV acquisition.  This study design will enroll more than 2,000 sexually active women with a high risk of HIV infection.  A projected start timeline has been scheduled for June 2005.

          Should continued positive results be generated from this work, the Company has been advised that the funding from CONRAD will continue through Phase III trials.  The Company maintains an exclusive worldwide license for this product.

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

           As noted above, in 1999, the Company’s cystic fibrosis product was licensed to BCY LifeSciences.  In November, 2003 BCY LifeSciences announced its completion of the analysis of a Phase II clinical trial of the product designed to assess the efficacy and safety of the product on pulmonary function in adult cystic fibrosis patients.  The results indicated that the product (known as DCF 987) was well tolerated and may have shown positive trends in the improvement of FEV1(forced expiratory volume in one second), a measure of lung function, and the reduction of Pseudomonas aeruginosa bacterial load in patient sputum.  BCY LifeSciences was also granted a patent entitled “Use of Dextran and Other Polysaccharides to Improve Mucus Clearance” by the European Patent Office.  The Company will receive royalty payments based upon sales and other revenues upon approval of any developed product pursuant to its license agreement with BCY LifeSciences.  In February of 2005, BCY LifeSciences entered into a development agreement with Align Pharmaceuticals to fund and commence the necessary Phase III clinical trials.

Segmented Information

           The information regarding the geographic distribution of revenue, operating results and assets set forth in Note 17 to the Company’s Consolidated Financial Statements for the fiscal year ended January 31, 2005 under Item 8 Financial Statements and Supplementary Data.

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

          During approximately one month of the 2005 fiscal year, Vet Labs owned a 55,000 square foot finished product veterinary pharmaceutical manufacturing facility located on eight acres of land in Lenexa, Kansas.  On March 4, 2004, the Company sold its finished product veterinary pharmaceutical business to Sparhawk.  The sale included substantially all of the assets of Vet Labs, including this manufacturing facility, and its ownership interest in the Joint Venture.

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

          No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the Company’s fourth quarter ended January 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          The principal market for the Company’s common shares is the NASDAQ SmallCap Market.  The Company’s common shares trade under the symbol “POLXF.”  The Company’s common shares also trade on the Boston Stock Exchange under the symbol “PXL.”

          The reported high and low closing prices of the Company’s common shares as reported on the NASDAQ SmallCap Market for each full quarterly period within the two most recent fiscal years of the Company were as follows (similar prices were quoted on the Boston Stock Exchange):

Fiscal Year 2005
fiscal quarter ended:	High	Low

April 30, 2004	$8.50	6.91
July 31, 2004	7.56	5.78
October 31, 2004	7.65	4.92
January 31, 2005	8.00	5.75

Fiscal Year 2004
fiscal quarter ended:	High	Low

April 30, 2003	$2.67	2.03
July 31, 2003	4.85	2.26
October 31, 2003	6.00	3.20
January 31, 2004	8.62	5.01

          The quotations set out above represent the prices for the specific dates between dealers and do not include retail mark-up, mark-down or commission.  They do not represent actual transactions.

          As of April 28, 2005 there were approximately 361 holders of record of the Company’s common shares.

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

          The Company did not sell any unregistered common shares during its 2005 fiscal year and does not currently have a plan to repurchase any of its common shares.

ITEM 6.	SELECTED FINANCIAL DATA

          The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, the consolidated financial statements and notes thereto included elsewhere in this report.  The Company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles.  All amounts are in United States dollars.

	Fiscal year ended January 31,

	2005	2004	2003	2002	2001

Sales from continuing operations	6,372,359	14,092,189	12,786,343	12,167,530	13,646,158
Net income (loss) from continuing operations	1,139,911	(5,999)	(673,741)	(206,880)	131,284
Net income (loss) per common share	0.38	—	(0.22)	(0.07)	0.04
Total assets	10,811,873	10,510,513	9,712,574	10,080,880	11,217,326
Long-term borrowings	833,631	1,013,701	1,188,603	1,724,159	2,031,660

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company’s fiscal year ends on January 31stof each year.  In this report, fiscal year 2005 refers to the Company’s fiscal year ended January 31, 2005.  The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.  The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles.  All amounts are in United States dollars, unless otherwise denoted.  This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  For a discussion of risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in, or implied by the forward-looking statements, see the discussion of Risk Factors below and “Cautionary Note Regarding Forward-Looking Statements” above.

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

          In fiscal year 2006 management intends to continue its focus on the core businesses of Dextran Products that have historically been the backbone of the Company.  Opportunities to increase distribution chains for existing Dextran products in certain overseas markets, such as India, China and Russia are being explored by management.  Expanding current market opportunities and the potential for new market penetration has led management to make plant refurbishments and the expansion of production capacity a priority for fiscal year 2006 with respect to Dextran Products operations.

          Research and development of the Company’s human pharmaceutical products is coordinated at the Dextran Products facility.  Ushercell, the Company’s leading human pharmaceutical compound, is a high molecular weight Cellulose Sulphate envisioned for topical vaginal use primarily in the prevention of transmission of AIDS and other sexually transmitted diseases, as well as unplanned pregnancies.  Multiple clinical trials have been completed, and additional trials have commenced or are being actively planned, to evaluate various aspects of the use of Cellulose Sulphate as a contraceptive gel with antiviral capabilities.  The Company also intends to significantly explore the use of Ushercell as a treatment for Bacterial Vaginosis (BV), the most common vaginal disorder among reproductive-age women.  If effective, BV treatment may present an opportunity for commercial viability of Ushercell in advance of the completion of the much lengthier required testing for its use as an antiviral or contraceptive gel.

           Chemdex, Vet Labs and the Joint Venture Business

          During approximately one month of the 2005 fiscal year, the Company also engaged in the finished product veterinary pharmaceutical business through its United States subsidiary Chemdex, which, in turn, conducted its operations through its subsidiary, Vet Labs.  On December 1, 1992, Vet Labs and Sparhawk Laboratories Inc. entered into a Joint Venture for the purpose of manufacturing and selling veterinary pharmaceutical products.   On January 13, 2004, the Company, Chemdex and Vet Labs entered into an Asset Purchase Agreement with Sparhawk pursuant to which the Company agreed to sell its finished product veterinary pharmaceutical business, including substantially all of the assets of Vet Labs and its ownership interest in the Joint Venture, to Sparhawk for $5,500,000 in cash.  The sale was completed on March 4, 2004.  Simultaneously with the closing, Chemdex advanced $350,000 to Sparhawk in exchange for an unsecured subordinated promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk.  The promissory note is payable in full on March 4, 2009.  Interest is payable annually, but can be deferred and added to the principal balance of the promissory note each year at Sparhawk’s discretion.  The warrant becomes exercisable on March 5, 2009 and expires at the earlier of payment in full of the promissory note or March 4, 2014.  Chemdex also entered into a supply agreement with Sparhawk to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years.  In connection with the sale, the litigation involving the Joint Venture, Sparhawk Laboratories, Inc. v. Veterinary Laboratories, Inc., et al, Case No. 02CV07426, County of Johnson, State of Kansas, was settled, and a Motion of Approval of Settlement and Stipulation of Dismissal with Prejudice was filed with the Court on March 4, 2004.

          Management considered the finished goods veterinary pharmaceuticals industry to be a highly competitive, mature industry, and believed that meaningful growth in this industry would require significant investment in new product development.  The Company’s investment in this industry through the Joint Venture required the sharing of profits with its partner.  Management believed that the Company could expect to obtain a higher return on investment by focusing on its current Dextran Products business and on human pharmaceutical research and development projects.  The sale of this business segment resulted in a significant reduction in consolidated sales and gross profits during fiscal year 2005.

Results of Operations

Fiscal Year ended January 31, 2005 compared to Fiscal Year ended January 31, 2004 compared to Fiscal Year ended January 31, 2003

	FY 2005	FY 2004	FY 2003

Net income (loss)	$1,139,911	$(5,999)	$(673,741)

Earnings (loss) per share	0.38	0.00	(0.22)

         The fiscal year 2005 increase in net income is attributable to the gain on sale of the Vet Labs assets.  This gain is partially offset by an increased tax provision.  The fiscal year 2004 reduction in net loss is attributable to the recovery of income tax expense.  In fiscal year 2004, there was a recovery of income taxes of $389,968 as compared to a provision for income taxes of $751,366 in fiscal year 2003, due to the recognition of the tax benefit of the non-operating losses at Chemdex, as described below.  The provision for income taxes in fiscal year 2003 significantly exceeded income before income taxes because of the losses incurred at the Company level in the Bahamas, for which no tax recovery is available, and because a full valuation allowance was taken against the deferred tax assets relating to non-operating losses at Chemdex.

Income (loss) before income taxes				Fiscal Years

	FY 2005	FY 2004	FY 2003	05 v 04	04 v 03

				(% increase (decrease))
Consolidated	$1,706,777	$(395,967)	$77,625	5,310%	(612)%
Dextran Products	256,169	58,703	872,291	336%	(93)%
Chemdex	2,093,478	(63,029)	(247,682)	3,421%	75%

           The fiscal year 2005 improvement in operating results is primarily attributable to the gain on sale of the Vet Labs assets at Chemdex and the reduction in the foreign exchange loss at Dextran Products.  The fiscal year 2004 decline in operating results is primarily attributable to the large foreign exchange loss and gross margin decline at Dextran Products due to the decline in the United States dollar relative to the Canadian dollar.  The United States dollar continued to decline in value relative to the Canadian dollar during fiscal year 2005, which negatively affected gross margins at Dextran Products, since the majority of its revenue is denominated in United States dollars while the majority of its cost of sales is denominated in Canadian dollars.  Therefore, if the value of the Canadian dollar increases in relation to the United States dollar, margins decrease.  Exchange rate fluctuations resulted in a 4% decrease in margins at Dextran Products in fiscal year 2005.  Dextran Products realized a foreign exchange gain in fiscal year 2005 because it has a net liability exposure to the United States dollar.  During fiscal year 2004, Dextran Products had a significant net asset exposure to the United States dollar because the majority of its accounts receivable balance and intercompany receivables were denominated in United States dollars, while the majority of its liabilities and expenses are in Canadian dollars.  During March 2004, Chemdex repaid its intercompany debt to Dextran Products and advanced additional funds to Dextran Products.

          Dextran Products.  The fiscal year 2005 increase in income before income taxes is primarily a result of the foreign exchange gain described above.  In addition, there is an increase in investment income because of the purchase of marketable securities.  These increases were partially offset by a decrease in gross margin and increased selling, general and administrative expenses.  The fiscal year 2004 decrease in income before income taxes is a result of the rise in the value of the Canadian dollar, which resulted in the decrease in profit margins described above, as well as an increase in selling, general and administrative expenses, which are stated in United States dollars, and a foreign exchange loss.

          Chemdex.  The fiscal year 2005 increase in income before income taxes is due to the gain on the sale of the Vet Labs assets.  Since March 4, 2004, the only operations for Chemdex have been the supply of raw materials to Sparhawk.  The fiscal year 2004 decrease in loss before income taxes is a result of the increase in sales and profit margins.

				Fiscal Years

Sales	FY 2005	FY 2004	FY 2003	05 v 04	04 v 03

				(% increase (decrease))
Consolidated	$6,372,359	$14,092,189	$12,786,343	(55)%	10%
Dextran Products	4,916,213	4,742,519	4,575,359	4%	4%
Percentage of Company sales	77%	34%	36%
Chemdex	1,456,146	$9,349,670	$8,210,984	(84)%	14%
Percentage of Company sales	23%	66%	64%

          The significant decrease in sales during fiscal year 2005 is due to the sale of the Vet Labs business on March 4, 2004.  This business represented virtually all of the Chemdex operating segment.  The majority of the fiscal year 2004 sales increase was attributable to the Chemdex operating segment.

          Dextran Products.  Demand for Dextran and related products increased in both fiscal year 2005 and fiscal year 2004 due primarily to favorable pricing.  Since Dextran Products pricing of product is primarily denominated in United States dollars, the decline in value of the United States dollar relative to the Euro resulted in lower pricing for European agents, increasing demand for the products of Dextran Products.   Management expects sales levels to increase slightly in fiscal year 2006 due to increased sales in Europe, absent a significant rise in the value of the United States dollar.

           Chemdex.  As described above, the finished goods veterinary pharmaceutical business was sold on March 4, 2004 resulting in the significant decline in sales for this operating segment.  Under a supply agreement with Sparhawk, Chemdex continues to supply raw materials for the manufacture of bulk iron dextran by Sparhawk.  The introduction of three new products in the finished goods veterinary pharmaceutical business accounted for $938,307 of the fiscal year 2004 sales increase.

				Fiscal Years

Gross profit	FY 2005	FY 2004	FY 2003	05 v 04	04 v 03

				(% increase (decrease))
Consolidated	$1,984,630	$3,349,496	$3,257,384	(41)%	3%
Percentage of sales	31%	24%	25%
Dextran Products	$1,504,616	$1,539,164	$1,889,001	(2)%	(19)%
Percentage of sales	31%	32%	41%
Chemdex	$288,332	$1,739,558	$1,281,409	(83)%	36%
Percentage of sales	20%	19%	16%

          The fiscal year 2005 decrease in gross profit resulted from the decrease in sales from the Chemdex operating segment due to the sale of the finished goods veterinary pharmaceutical business.  The increase in gross profit percentage is a result of the finished goods veterinary pharmaceutical business being a lower margin business than the Dextran Products operating segment.  The fiscal year 2004 increase in gross profit resulted from increased sales at the Chemdex operating segment.  The concurrent decline in gross profit percentage is primarily due to declines at the Dextran Products operating segment due to exchange rate fluctuations, which caused a decrease in margins.

          Dextran Products.  Dextran Products’ fiscal year 2005 and 2004 gross profit decrease was due to the significant rise in the Canadian dollar relative to the United States dollar over the two year period.  The majority of Dextran Products’ costs are incurred in Canadian dollars, while the majority of its sales are in United States dollars.  Therefore, as the value of the Canadian dollar rises in relation to the United States dollar, Dextran Products’ margins decrease.  Exchange rate fluctuations resulted in a 4% and an 8% decrease in margins at Dextran Products in fiscal years 2005 and 2004, respectively.   Excluding the impact of exchange rates, Dextran Products realized an increase in margins during fiscal year 2005 due to cost control measures over materials and increased productivity.  A modest price increase for certain products also occurred at Dextran Products in fiscal year 2005.

          Chemdex.  In fiscal year 2005, Chemdex operations consist of approximately one month of results from the finished goods veterinary pharmaceutical business.  The fiscal year 2004 increase in gross profit and margin at Chemdex was primarily attributable to the increased sales levels, particularly in the high-margin injectables product line, which resulted in lower average fixed costs.

				Fiscal Years

	FY 2005	FY 2004	FY 2003	05 v 04	04 v 03

				(% increase (decrease))
Selling, promotion, general and administrative expenses	$1,566,746	$2,096,108	$1,799,292	(25)%	16%

          The fiscal year 2005 decrease in selling, promotion, general and administrative expenses is a result of the sale of the finished goods veterinary pharmaceutical business in March, 2004.  The Dextran Products operating segment experienced an increase in selling, promotion, general and administrative expenses in fiscal year 2005.  These costs were incurred in Canadian dollars, resulting in increased expenses upon translation to United States dollars due to the significant rise in the Canadian dollar as discussed above.

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

Research and development				Fiscal Years

	FY 2005	FY 2004	FY 2003	05 v 04	04 v 03

				(% increase (decrease))
Research and development expenditures	$127,847	$73,635	$193,284	74%	(62)%
Investment tax credits	(13,105)	(12,684)	(21,186)	3%	(40)%
Net research and development expense	114,742	60,951	172,098	88%	(65)%

          As expected, the Company’s research and development expenditures increased in fiscal year 2005 due to additional product development activities performed by the Company and funded outside of its partnership relationships.  The majority of this increase related to funding of the commencement of a pilot clinical study on the use of cellulose sulphate for the treatment of bacterial vaginosis.  This clinical study is related to an alternate use of cellulose sulphate and therefore is outside the scope of funding provided by the Company’s research and development partners for the investigation of this product as a contraceptive gel with antiviral properties. The current stage of the cellulose sulphate project is such that a lesser portion of development is being performed in-house and significant funding from research and development partners for the current phase of the project is expected to continue at necessary levels for the foreseeable future.  The Company’s research and development expenditures are expected to increase in fiscal year 2006 due to additional product development activities the Company expects to perform and fund outside of its partnership relationships.

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

          Due to continued direct funding of research and development expenses by third party public and/or private sector groups, as well as investment tax credits claimed by Dextran Products, the Company’s research and development expense decreased in fiscal year 2004.

				Fiscal Years

	FY 2005	FY 2004	FY 2003	04 v 03	04 v 03

				(% increase (decrease))
Depreciation and amortization expense	$513,095	$617,685	$572,129	(17)%	8%

          The fiscal year 2005 decrease in depreciation and amortization expense is attributable to the sale of the finished goods veterinary pharmaceutical business in March 2004.  The fiscal year 2004 increase in depreciation and amortization expense is primarily attributable to new production equipment purchased during fiscal year 2003 at Dextran Products and the increase in the value of the Canadian dollar relative to the United States dollar.

				Fiscal Years

	FY 2005	FY 2004	FY 2003	05 v 04	04 v 03

				(% increase (decrease))
Interest expense	$91,210	$133,382	$150,527	(32)%	(11)%

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

				Fiscal Years

	FY 2005	FY 2004	FY 2003	05 v 04	04 v 03

				(% increase (decrease))
Foreign exchange gain (loss)	$46,172	$(447,602)	$(113,602)	110%	(294)%

          The increase in foreign exchange gain at Dextran Products in fiscal year 2005 was due to the significant decline in Dextran Products’ net exposure to the United States dollar.  Dextran Products has a net liability exposure to the United States dollar because intercompany payables denominated in United States dollars exceed its United States dollar denominated accounts receivable balance.  Dextran Products realized a foreign exchange gain in fiscal 2005 because the Canadian dollar increased in value relative to the United States dollar.  During fiscal year 2004, Dextran Products had large intercompany receivables denominated in United States dollars, and experienced a foreign exchange loss in fiscal year 2004 because the value of the Canadian dollar increased relative to the United States dollar.  A large portion of these intercompany receivables were repaid in March 2004 when the Joint Venture operations were sold.  As compared to fiscal year 2004, management does not expect that the Company will incur significant foreign exchange losses in fiscal year 2006.

				Fiscal Years

	FY 2005	FY 2004	FY 2003	05 v 04	04 v 03

				(% increase (decrease))
Other income (expense)	$105,883	$(389,735)	$(372,111)	127%	(5)%

          In fiscal year 2005, the Company earned interest income of $133,117 from the investment of the proceeds from the sale of the Vet Labs assets.  In fiscal year 2004, the other expenses relate almost entirely to legal and receiver costs associated with the winding-up of the Joint Venture, and the resulting litigation.  In fiscal year 2004, legal and receiver fees relating to this process totaled $397,380, as compared to $27,834 in fiscal year 2005.  Additionally, due to the uncertainty related to this situation, in fiscal year 2003, the Company provided an allowance for the entire receivable balances of $132,614 due from Sparhawk.

				Fiscal Years

Tax provision (recovery)	FY 2005	FY 2004	FY 2003	05 v 04	04 v 03

				(% increase (decrease))
Consolidated	$566,866	$(389,968)	$751,366	245%	(152)%
Dextran Products	(193,134)	110,032	430,886	(276)%	(74)%
Chemdex	637,000	(500,000)	320,480	227%	(256)%

          The fiscal year 2005 decrease in tax provision at Dextran Products is a result of a  decrease in deferred tax liabilities.  The fiscal year 2004 decrease in tax provision at Dextran Products is a result of the decrease in profitability in fiscal year 2004 as described above.  The tax provision at Dextran Products exceeded its income before taxes because a significant portion of the foreign exchange loss is related to intercompany financing and consequently is deductible only against capital gains.  The Canadian operations continue to have significant research and development tax pools to offset current taxes payable.

          The fiscal year 2005 tax provision at Chemdex is a result of the gain recognized on the sale of the Vet Labs assets.  The fiscal year 2004 Chemdex tax benefit was recorded because there was no longer uncertainty as to the ability of Chemdex to use non-operating losses following the sale of the Vet Labs assets for a gain subsequent to the end of fiscal year 2004.

Liquidity and Capital Resources

          As of January 31, 2005, the Company had cash and cash equivalents of $2,401,051, compared to cash of $59,455 at January 31, 2004.  In fiscal year 2005, the Company used cash of $310,351 in its operating activities, compared to generating cash from operations of $221,425 for fiscal year 2004.  Although there was a significant increase in net income in fiscal year 2005, this increase resulted from the gain on sale of the finished products veterinary pharmaceutical business, which proceeds are classified as an investing activity.   The decrease in cash generated from operations in fiscal year 2005 as compared to cash generated in fiscal year 2004 is because of the decrease in earnings when the gain on sale of the finished products veterinary pharmaceutical business is removed.  The cash generated from operations in fiscal year 2004 was less than that generated in fiscal year 2003, even though the net loss was significantly less in fiscal year 2004, because the reduction in the net loss resulted from the deferred tax recovery, which was a non-cash item.  There were significant non-cash expenses relating to deferred income taxes and the writedown of loan to Sparhawk, in fiscal year 2003, which were not incurred in fiscal year 2004.  Depreciation and amortization continues to be a large non-cash expense of the Company.

          The Company maintained $3,712,803 of working capital and a current ratio of 3.8 to 1 as of January 31, 2005, compared to $2,058,161 and 1.8 to 1 as of January 31, 2004, and $1,528,856 and 1.6 to 1 as of January 31, 2003.

          Management expects the primary source of its future capital needs to be a combination of existing cash and cash equivalent reserves generated from the sale of the Vet Labs assets, company earnings and borrowings.  The  Company, at present, does not have any material commitments for capital expenditures, although Management intends to continue the plant refurbishment process at Dextran Products in Toronto.

          The Company believes that based upon the current levels of revenues and spending, its existing working capital resources will be sufficient to support continuing operations for the foreseeable future.

          At January 31, 2005, the Company had accounts receivable of $922,267 and inventory of $1,516,893, compared to $1,040,732 and $2,693,312, respectively, at January 31, 2004.  The January 31, 2004 balances included amounts classified as assets subject to sale agreement, which represented amounts for the finished product veterinary pharmaceutical business.  The decrease in both accounts receivable and in inventory levels is due to the sale of the Vet Labs assets in March 2004.  At January 31, 2003, the Company had accounts receivable of $1,351,515 and inventory of $2,265,963.  The decrease in accounts receivable from fiscal year 2003 to fiscal year 2004 was due to the timing of collections at year-end, while the increase in inventory levels was due to the stocking of new products at Chemdex.

          At January 31, 2005, the Company had accounts payable of $463,579, compared to $1,099,736 at January 31, 2004.  The January 31, 2004 balance included amounts classified as liabilities subject to sale agreement, which represented amounts for the finished product veterinary pharmaceutical business.  The decrease in accounts payable levels is due to the sale of the Vet Labs assets in March 2004.  At January 31, 2003, the Company had accounts payable of $1,205,383, with the decrease between fiscal year 2004 and fiscal year 2003 due primarily to timing of supplier payments.

          During fiscal year 2005, capital expenditures totaled $182,691, as compared to $396,704 in fiscal year 2004 and $367,868 in fiscal year 2003.  The majority of the capital expenditures were for production equipment at the Dextran Products plant in Toronto in these fiscal years.  Management intends to continue its plant refurbishment and expansion plan in fiscal year 2006, and expects capital expenditures to increase in that period.

          During fiscal year 2005, the Company invested a portion of the proceeds from the sale of the finished product veterinary pharmaceutical business in medium-term, investment-grade, debt securities denominated in Canadian dollars. These securities have maturities ranging from December 1, 2005 to June 7, 2007. Unrealized gains and losses will occur as the market interest rate varies. Management does not expect significant gains or losses in the future due to the relatively short term to maturity of the debt securities. Management plans to hold these debt securities to maturity unless such funds are needed for working capital or other cash needs.

          The change in accumulated other comprehensive income (loss) of the Company is almost entirely attributable to the currency translation adjustment of Dextran Products.  Dextran Products’ functional currency is the Canadian dollar.  This currency translation adjustment arises from the translation of Dextran Products’ financial statements to U.S. dollars.

          Dextran Products has a Cdn. $1,250,000 (U.S. $1,007,000) line of credit, of which Cdn. $30,000 (U.S. $24,000) was utilized at January 31, 2005.  At January 31, 2004, Cdn. $150,000 (U.S. $113,000) of the line of credit was utilized.  This line of credit bears interest at the Canadian banks’ prime lending rate plus 0.75% (2005 – 5%; 2004 – 5%).  This indebtedness is collateralized by a general security agreement over the Company’s assets and a collateral mortgage of Cdn. $500,000 on the Dextran Products building in Toronto.

          The significant decrease in long-term debt from fiscal year 2004 to fiscal year 2005 is due to the full repayment of the share value guarantee on March 4, 2004.  The majority of the long-term debt is due in the next fiscal year.  Dextran Products entered into one new long-term debt obligation during fiscal year 2005, which related to the buyout of a piece of office equipment.

          Chemdex entered into a long-term debt obligation on September 19, 2003, which related to the redemption of the 10% minority interest in Chemdex.  The redemption amount was $146,500, which is to be paid in 25 equal monthly installments of $5,860, commencing on the redemption date.  Since this installment contract is non-interest bearing, it has been discounted using a discount rate of 9%.  The present value of this installment contract is $45,517, which has been recorded as long-term debt.

          The Company entered into one new capital lease obligation at Dextran Products during fiscal year 2005, for a piece of office equipment.  Capital lease obligations are due over the next five years, the majority of which are due in the next two years.

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

Related Party Transactions

          In August 1997, the Company loaned Thomas C. Usher, formerly its Vice-Chairman, Director of Research and Development, a member of its Board of Directors and the beneficial owner of greater than 5% of the outstanding common shares of the Company, $691,500 at an interest rate equal to the prime rate of Toronto Dominion Bank plus 1.50% (the “Loan”).  The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher.  Repayment of the Loan is accomplished by monthly payments and through offsets by the Company against royalty payments due Thomas C. Usher pursuant to intellectual property license agreements and, in the past, bonus payments, if any, granted Thomas C. Usher as an employee of the Company.  The amount outstanding under the Loan as of January 31, 2005 was $373,373, as compared to $417,467 at January 31, 2004, including accrued interest.  The Company has taken a cumulative provision of $264,543 against accrued interest on this loan at January 31, 2005, compared to a cumulative provision of $242,677 at January 31, 2004.  Thomas C. Usher passed away on February 26, 2005.  Obligations with respect to the Loan transferred to the estate of Thomas C. Usher.  The Company continues to be obligated to make royalty payments pursuant to the license agreements, and intends to continue to offset such payments against the Loan.

          In August 1999, Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the “Receivables”) due to the Company from Novadex Corp.  The Receivables have no specific repayment terms.  The total outstanding amount of the Receivables as of January 31, 2005 was $285,037, as compared to $366,216 at January 31, 2004.  Thomas C. Usher also owed $250,000 to a subsidiary of the Company, Novadex International Limited, as of January 31, 2005, pursuant to a non-interest bearing loan with no specific repayment terms.  The outstanding amount of this loan has not changed from January 31, 2004.  The amounts continue to remain owing from the estate of Thomas C. Usher.

          Thomas C. Usher had pledged 323,051 common shares of the Company as security for these amounts owing to the Company.  These common shares had a market value of $2,216,100 at January 31, 2005, based on the closing price of the Company’s common shares on the NASDAQ SmallCap market on January 31, 2005.  The Company intends to continue to hold the pledged assets as collateral until the amounts owing discussed above are repaid.

          The Company has a commitment to pay an amount equal to one year’s salary, $110,000, to Thomas C. Usher’s estate within one year of his death.

          The Company also has an outstanding loan payable to Ruth Usher, a member of the Board of Directors through her retirement on October 31, 2003, the beneficial owner of greater than 5% of the outstanding common shares of the Company, a former director, and the widow of Thomas C. Usher.  The amount due from the Company pursuant to this loan decreased to $681,304 at January 31, 2005 from $683,234 at January 31, 2005 due to interest charges less monthly payments by the Company.  Commencing in March 2005, the Company is required to make blended monthly payments of $5,000.  The Company made a blended payment of $3,500 in February 2005.

Off-Balance Sheet Arrangements

          The Company has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

          As of January 31, 2005, future minimum cash payments due under contractual obligations, including, among others, the Dextran Products line of credit, the loan payable to Ruth Usher, the long-term debt obligation in connection with the Chemdex redemption, and capital lease agreements, are as follows:

	Payment due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations (1)	$734,942	$108,232	$122,703	$122,703	$381,304
Capital lease obligations (2)	350,391	180,300	158,472	11,619	—
Operating lease obligations (3)	780	520	260	—	—
Purchase obligations	64,668	64,668	—	—	—
Revolving loans (4)	24,170	24,170	—	—	—
Total	$1,174,951	$377,890	$281,435	$134,322	$381,304

1.	Consists of:

	(a)	Note payable in monthly payments of $5,860 maturing September 19, 2005;

	(b)	Note payable in quarterly payments of Cdn. $419 maturing December 2009; and

	(c)	Amounts due to shareholder which bear interest at the Canadian banks’ prime lending rate plus 1.5%, with required minimum monthly payments, including interest, of $5,000.

2.	Consists of capital lease obligations for:

	(a)	Production equipment of Cdn. $308,703 (US $248,713) repayable in monthly installments, bearing interest at 9% and maturing November 2006;

	(b)	Production equipment of Cdn. $69,253 (US $55,795) repayable in monthly installments, bearing interest at 7.59% and maturing November 2006; and

	(c)	Office equipment of Cdn. $27,761 (US $22,366) repayable in quarterly installments, bearing interest at 10.4% and maturing December 2009.

3. Consists of operating lease obligations for office equipment requiring quarterly payments of Cdn. $161 (US $121) terminating June 2006

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

          Allowance for Doubtful Accounts

          Accounts receivable is stated net of allowances for doubtful accounts.  Allowances for doubtful accounts are determined by each reporting unit on a specific item basis.  Management reviews the credit worthiness of individual customers and past payment history to determine the allowance for doubtful accounts.  Since the majority of sales at Dextran Products are export, Dextran Products maintains credit insurance through a crown corporation for the majority of its customers receivables.  There has been no allowance for doubtful accounts during the past three years.

          Long-Lived Assets

          Long-lived assets are stated at cost, less accumulated depreciation or amortization computed using the straight-line method based on their estimated useful lives ranging from three to fifteen years.  Useful life is the period over which the asset is expected to contribute to the Company’s cash flows.  A significant change in estimated useful lives could have a material impact on the results of operations.  The Company reviews the recoverability of its long-lived assets, including buildings, equipment and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.  The assessment of possible impairment is based on the Company’s ability to recoverthe carrying value of the asset from the expected future pre-tax cash flows (undiscounted andwithout interest charges) of the related operations.  If these cash flows are less than thecarrying value of such asset, an impairment loss is recognized for the difference betweenestimated fair value and carrying value.  The measurement of impairment requires management tomake estimates of these cash flows related to long-lived assets as well as other fair valuedeterminations.

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

          On January 13, 2004, the Company, Chemdex and Vet Labs entered into an Asset Purchase Agreement with Sparhawk.  Pursuant to the Asset Purchase Agreement, the Company agreed to sell substantially all of the assets of Vet Labs, including its interest in the Joint Venture, to Sparhawk for $5,500,000 in cash.  Effective March 4, 2004, this sale was completed and a gain of $1,859,471 was recognized.  Simultaneously with the closing, Chemdex advanced $350,000 to Sparhawk in exchange for an unsecured subordinated promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk.  The promissory note is payable in full on March 4, 2009.  Interest is payable annually, but can be deferred and added to the principal balance of thepromissory note each year at Sparhawk’s discretion.  The warrant becomes exercisable on March 5, 2009 and expires at the earlier of payment in full of the promissory note or March 4, 2014.  Chemdex also entered into a supply agreement with Sparhawk to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years.  In connection with the sale, the litigation involving the Joint Venture, Sparhawk Laboratories, Inc. v. Veterinary Laboratories, Inc., et al, Case No. 02CV07426, County of Johnson, State of Kansas, was settled, and a Motion of Approval of Settlement and Stipulation of Dismissal with Prejudice was filed with the Court on March 4, 2004.

          Since Sparhawk is thinly capitalized and highly leveraged, the Company has deferred $350,000 of the gain relating to the promissory note receivable from Sparhawk.  The Company will monitor the financial position of Sparhawk and will recognize this deferred gain at such time as Sparhawk’s cash flows from operations are sufficient to fund debt service on a full accrual basis.

          The assets and liabilities of Vet Labs and the Joint Venture at January 31, 2004 that were subject to the Asset Purchase Agreement were reclassified to assets and liabilities subject to sale agreement.  All liabilities subject to sale agreement were current liabilities at January 31, 2004.  All assets subject to sale agreement at January 31, 2004 were considered current assets because the sale closed less than two months after fiscal year-end.  Effective January 13, 2004, depreciation and amortization of the long-lived assets ceased.

Changes in Accounting Policies

          No changes in accounting principles or their application have been implemented in the reporting period that would have a material adverse effect on reported income.

          Effective February 1, 2003, the Company adopted the fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” in accounting for its employee stock options.  The adoption of this accounting policy reduced net income by $14,212 in fiscal year 2005 and by $12,370 in fiscal year 2004 as compared to the Company’s previous accounting policy of using the intrinsic value method as provided for in Accounting Principles Board Opinion (“APB”) No. 25.

Recent Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board [the “FASB”] issued FASB Statement No. 123 (Revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  Statement 123(R) supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows.  Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  Effective February 1, 2003, the Company has adopted the fair value accounting method provided for under Statement 123 to apply recognition provisions to its employee stock options granted, modified or settled after February 1, 2003.  Statement 123(R) will have no impact on the financial statements of the Company.

          In November 2004, the FASB issued Statement 151, Inventory Costs, which clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  This guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not anticipate that this guidance will impact the financial statements of the Company.

          In December 2004, the FASB issued Statement 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.  Statement 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Statement 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Statement 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The provisions of this Statement should be applied prospectively.  The Company does not anticipate that the application of this Statement will have an impact on the financial statements of the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Sensitivity

          The Company’s operations consist of manufacturing activities in the United States and Canada.  The Company’s products are sold in North America, Europe and the Pacific Rim.  While the majority of the sales of Dextran Products, the Company’s Canadian operation, are denominated in United States dollars, the majority of its expenses are incurred in Canadian dollars.  The majority of the assets and liabilities of Dextran Products are denominated in Canadian dollars prior to the currency translation adjustment necessary for preparation of the financial statements of the Company contained in this report. When the Canadian dollar rises in value relative to the United States dollar, the carrying value of the assets and liabilities of Dextran Products as stated in United States dollars increases.  A rise in the Canadian dollar relative to the United States dollar also results in a decrease in gross margins and net income of Dextran Products.  Dextran Products also experiences a foreign exchange gain when the Canadian dollar rises in relation to the United States dollar because it has a net liability exposure to the United States dollar resulting from a United States dollar denominated intercompany loan.  Similarly, a decline in the Canadian dollar relative to the United States dollar results in a foreign exchange loss and increased gross margins and net income at Dextran Products.  Management monitors currency fluctuations to ensure that an acceptable margin level at Dextran Products is maintained.  Management has the ability, to some extent, to adjust sales prices to maintain an acceptable margin level.

          Dextran Products has entered into United States dollar forward purchase contracts, covering an aggregate of $450,000, to lock in an exchange rate for converting United States dollars to Canadian dollars. Dextran Products is committed to selling $150,000 per month for the period from February 2005 to April 2005 at an exchange rate of $1.1772.

          The following table presents information about the Company’s financial instruments other than accounts receivable that are sensitive to changes in foreign currency exchange rates.  All financial instruments are held for other than trading purposes.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date

	1/31/06	1/31/07	1/31/08	1/31/09	1/31/10	Thereafter	Total	Fair Value

	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn.)	2,258,842	—	—	—	—	—	2,258,842	2,271,233
Average interest rate	2.45%	—	—	—	—	—	2.45%
Marketable securities:
Fixed rate ($Cdn.)	596,190	591,488	676,891	—	—	—	1,864,569	1,770,130
Average interest rate	2.66%	2.85%	2.86%	—	—	—	2.79%

Liabilities:
Foreign exchange contracts:
Forward purchase contracts	450,000	—	—	—	—	—	450,000	23,203
Contract exchange rate	1.1772	—	—	—	—	—	1.1772
Long-term debt:
Fixed rate ($Cdn.)	158,368	155,489	5,455	6,052	6,714		332,078	318,242
Average interest rate	8.78%	8.81%	10.43%	10.43%	10.43%		8.88%

Interest Rate Sensitivity

          The Company has interest earning assets consisting of investment grade or higher short-term commercial paper and medium-term fixed income instruments.  A significant portion of the Company’s debt is at fixed rates.  The variable rate debt represents the shareholder loan payable, which is partially offset with the shareholder loan receivable.  Both of these financial instruments carry the same interest rate.  As such, the Company has no significant risk exposure to changes in interest rates.  The following table presents information about the Company’s financial instruments that are sensitive to changes in interest rates.  All financial instruments are held for other than trading purposes.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date

	1/31/05	1/31/06	1/31/07	1/31/08	1/31/09	Thereafter	Total	Fair Value

	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn.)	2,258,842	—	—	—	—	—	2,258,842	2,271,233
Average interest rate	2.45%	—	—	—	—	—	2.45%
Marketable securities:
Fixed rate ($Cdn.)	596,190	591,488	676,891	—	—	—	1,864,569	1,770,130
Average interest rate	2.66%	2.85%	2.86%	—	—	—	2.79%
Notes receivable:
Variable rate ($US)	58,165	61,655	65,354	69,275	73,432	45,493	373,374	373,374
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%

Liabilities:
Long-term debt:
Fixed rate ($Cdn.)	158,368	155,489	5,455	6,052	6,714	—	332,078	318,242
Average interest rate	8.78%	8.81%	10.43%	10.43%	10.43%	—	8.88%
Variable rate ($US)	17,622	20,179	21,390	22,673	24,034	575,407	681,305	681,305
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Polydex Pharmaceuticals Limited
Quarterly Financial Highlights
January 31, 2005

	Fourth Quarter Fiscal Year		Third Quarter Fiscal Year		Second Quarter Fiscal Year		First Quarter Fiscal Year

	2005	2004	2005	2004	2005	2004	2005	2004

Sales from continuing operations	1,306,297	4,055,997	1,205,859	3,681,305	1,338,409	3,058,369	2,521,794	3,296,518
Gross profit	415,636	1,022,550	219,969	863,653	473,860	685,005	875,165	778,288
Net income (loss) from continuing operations	107,036	721,802	(240,552)	(201,426)	12,759	(236,805)	1,260,668	(289,570)
Net income (loss) per common share	0.04	0.25	(0.08)	(0.07)	—	(0.08)	0.42	(0.10)

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

In fulfilling its responsibilities, management has developed a system of internal accounting controls designed to provide reasonable assurance, at a reasonable cost, that assets are safeguarded from loss and unauthorized use and that the financial records are reliable for the purpose of preparing the consolidated financial statements.  This system is supported by written policies and procedures for key business activities; the hiring of qualified, competent staff; and by a continuous planning and monitoring system.

Ernst & Young LLP, the independent auditors appointed by the shareholders of the Company, have audited the consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and they provide an objective independent opinion regarding the fair presentation of reported operating results and financial position in accordance with generally accepted accounting principles.

The Board of Directors is responsible for ensuring that management fulfills its responsibility for financial reporting and is ultimately responsible for reviewing and approving the consolidated financial statements.  The Board carries out the responsibility principally through its Audit Committee.  The members of the Audit Committee are independent directors.  The Audit Committee meets with financial management and the independent auditors to review accounting, auditing, internal accounting controls and financial reporting matters.  Ernst & Young LLP has full and free access to the Audit Committee.

George G. Usher	Sharon Wardlaw
Chairman and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
Polydex Pharmaceuticals Limited

We have audited the accompanying consolidated balance sheets of Polydex Pharmaceuticals Limited as of January 31, 2005 and 2004 and the related consolidated statements of shareholders’ equity, operations and cash flows for each of the years in the three-year period ended January 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polydex Pharmaceuticals Limited as of January 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2005 in conformity with United States generally accepted accounting principles.

As described in note 2 to the consolidated financial statements, the Company changed its accounting policy for stock-based compensation effective February 1, 2003.

Toronto, Canada, March 10, 2005.
Chartered Accountants

Polydex Pharmaceuticals Limited

CONSOLIDATED BALANCE SHEETS
[Expressed in United States dollars]

As at January 31

	2005 $	2004 $

ASSETS [notes 9 and 10]
Current
Cash and cash equivalents [note 3]	2,401,051	59,455
Trade accounts receivable [note 19]	922,267	503,864
Interest receivable [note 12[a]]	41,511	—
Inventories [note 4]	1,516,893	1,226,439
Prepaid expenses and other current assets	115,542	42,730
Deferred tax assets [note 15]	—	267,500
Assets subject to sale agreement [note 12[a]]	—	4,285,666

Total current assets	4,997,264	6,385,654
Property, plant and equipment, net [note 5]	3,124,185	3,248,342
Patents and intangible assets, net [note 6]	68,959	85,511
Investments available for sale [note 7]	1,909,305	—
Due from shareholder [note 8]	643,867	791,006
Assets held for sale	12,085	—
Deferred tax assets [note 15]	56,208	—

	10,811,873	10,510,513

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Bank indebtedness [note 9]	24,170	165,609
Accounts payable	463,579	515,092
Accrued liabilities	365,267	337,046
Customer deposits	97,859	100,925
Income taxes payable [note 15]	129,702	923
Liabilities subject to sale agreement [note 12[a]]	—	880,564
Current portion of long-term debt [note 10[a]]	46,353	281,015
Current portion of capital lease obligations [note 10[b]]	157,531	161,253
Current portion of due to shareholder [note 8]	21,385	—

Total current liabilities	1,305,846	2,442,427

Long-term debt [note 10[a]]	4,368	45,517
Capital lease obligations [note 10[b]]	169,344	284,950
Due to shareholder [note 8]	659,919	683,234
Deferred tax liabilities [note 15]	121,507	147,054

Total long-term liabilities	955,138	1,160,755

Total liabilities	2,260,984	3,603,182

Shareholders’ equity
Capital stock [notes 11 and 12[b]]
Authorized
100,000 Class A preferred shares of $0.10 each
899,400 Class B preferred shares of $0.0167 each
10,000,000 common shares of $0.0167 each
Issued and outstanding
899,400 Class B preferred shares	15,010	15,010
3,042,296 common shares [2004 - 3,027,796]	50,676	50,434
Contributed surplus	23,303,718	23,236,498
Deficit	(15,144,357)	(16,284,268)
Accumulated other comprehensive income (loss) [note 20]	325,842	(110,343)

Total shareholders’ equity	8,550,889	6,907,331

	10,811,873	10,510,513

See accompanying notes

Polydex Pharmaceuticals Limited

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
[Expressed in United States dollars]

Years ended January 31, 2005, 2004 and 2003

					Accumulated
					other	Total
	Preferred	Common	Contributed		comprehensive	shareholders’
	shares	shares	surplus	Deficit	income (loss)	equity
	$	$	$	$	$	$

Balance, January 31, 2002	15,010	50,434	23,224,128	(15,604,528)	(1,199,627)	6,485,417

Comprehensive income (loss):
Net loss for the year	—	—	—	(673,741)	—	(673,741)
Currency translation adjustment	—	—	—	—	212,851	212,851

Balance, January 31, 2003	15,010	50,434	23,224,128	(16,278,269)	(986,776)	6,024,527

Common share options issued	—	—	12,370	—	—	12,370
Comprehensive income (loss):
Net loss for the year	—	—	—	(5,999)	—	(5,999)
Currency translation adjustment	—	—	—	—	876,433	876,433

Balance, January 31, 2004	15,010	50,434	23,236,498	(16,284,268)	(110,343)	6,907,331

Common share options exercised	—	242	53,008	—	—	53,250
Common share options issued	—	—	14,212	—	—	14,212
Comprehensive income (loss):
Net income for the year	—	—	—	1,139,911	—	1,139,911
Unrealized loss on investments available for sale	—	—	—	—	(15,760)	(15,760)
Currency translation adjustment	—	—	—	—	451,945	451,945

Balance, January 31, 2005	15,010	50,676	23,303,718	(15,144,357)	325,842	8,550,889

See accompanying notes

Polydex Pharmaceuticals Limited

CONSOLIDATED STATEMENTS OF OPERATIONS
[Expressed in United States dollars]

Years ended January 31

	2005	2004	2003
	$	$	$

Sales	6,372,359	14,092,189	12,786,343
Cost of goods sold	4,387,729	10,742,693	9,528,959

Gross profit	1,984,630	3,349,496	3,257,384

Expenses
General and administrative [note 11[b][i]]	1,438,015	1,937,262	1,659,011
Depreciation	496,543	592,421	549,946
Selling and promotion	128,731	158,846	140,281
Research and development, net [note 13]	114,742	60,951	172,098
Interest, net [note 8]	91,210	133,382	150,527
Amortization	16,552	25,264	22,183
Foreign exchange (gain) loss	(46,172)	447,602	113,602

	2,239,621	3,355,728	2,807,648

Income (loss) before the following	(254,991)	(6,232)	449,736
Gain on sale of veterinary products assets [note12[a]]	1,859,471	—	—
Other income (expense) [notes 12[a] and 14]	102,297	(389,735)	(372,111)

Income (loss) before income taxes	1,706,777	(395,967)	77,625
Provision for (recovery of) income taxes [note 15]	566,866	(389,968)	751,366

Net income (loss) for the year	1,139,911	(5,999)	(673,741)
Unrealized loss on investments available for sale	(15,760)	—	—
Currency translation adjustment	451,945	876,433	212,851

Comprehensive income (loss) for the year	1,576,096	870,434	(460,890)

Per share information
Earnings (loss) per common share
Basic	0.38	—	(0.22)
Diluted	0.37	—	(0.22)

See accompanying notes

Polydex Pharmaceuticals Limited

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Expressed in United States dollars]

Years ended January 31

	2005	2004	2003
	$	$	$

OPERATING ACTIVITIES
Net income (loss) for the year	1,139,911	(5,999)	(673,741)
Add (deduct) items not affecting cash
Depreciation and amortization	513,095	617,685	572,129
Imputed interest on long-term debt	14,648	25,760	33,177
Deferred income taxes	417,003	(414,594)	684,474
Loss on disposal of equipment	3,586	—	—
Gain on sale of veterinary products business [note 12[a]]	(1,859,471)	—	—
License fee charged to due from shareholder	81,179	60,239	68,276
Provision for due from Sparhawk Laboratories, Inc. [note 14]	—	—	132,614
Options issued in exchange for services [note 11[b][i]]	14,212	12,370	—
Net change in non-cash working capital balances related to operations [note 16]	(634,514)	(74,036)	124,630

Cash provided by (used in) operating activities	(310,351)	221,425	941,559

INVESTING ACTIVITIES
Additions to property, plant and equipment and patents	(159,554)	(183,124)	(367,868)
Proceeds from sale of veterinary products business [note 12[a]]	4,599,218	—	—
Decrease in due from shareholder	65,960	129,908	48,713
Purchase of investments available for sale	(1,841,854)	—	—
Acquisition of minority interest [note 12[b]]	—	(5,860)	—
Proceeds from sale of equipment	5,148	—	—

Cash provided by (used in) investing activities	2,668,918	(59,076)	(319,155)

FINANCING ACTIVITIES
Repayment of long-term debt	(296,035)	(453,805)	(252,256)
Proceeds from long-term debt	5,383	—	—
Repayment of capital lease obligations	(167,531)	(126,703)	(73,599)
Increase (decrease) in due to shareholder	(1,930)	1,009	262
Increase (decrease) in bank indebtedness	(147,140)	165,609	(179,286)
Exercise of common share options	53,250	—	—

Cash used in financing activities	(554,003)	(413,890)	(504,879)

Effect of exchange rate changes on cash	224,959	342,321	39,805

Net increase in cash and cash equivalents during the year	2,029,523	90,780	157,330
Cash, beginning of year	371,528	280,748	123,418

Cash, end of year	2,401,051	371,528	280,748

Cash is comprised of the following
Cash	129,818	59,455	199,718
Cash equivalents	2,271,233	—	—
Cash included in assets subject to sale agreement [note 12[a]]	—	312,073	81,030

	2,401,051	371,528	280,748

See accompanying notes

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

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

Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Inventories

Inventories of raw materials are stated at the lower of cost and net realizable value, cost being determined on a first-in, first-out basis.  Work-in-process and finished goods are valued at the lower of cost and net realizable value, and include the cost of raw materials, direct labour and fixed and variable overhead expenses.

Investments available for sale

Investments available for sale consist of medium-term fixed income investments and are stated at fair market value based on quoted market prices.  Interest income is included in other income in the consolidated statements of operations as it is earned.  Changes in market values during the holding period are reported as unrealized gain (loss) on investments available for sale and are included in other comprehensive income (loss).  Realized gains (losses) are reclassified from accumulated other comprehensive income (loss) on a specific item basis when the security is sold or matured.

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

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

January 31, 2005

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

Derivative financial instruments

The Company’s Canadian subsidiary enters into foreign exchange contracts to manage exposure to currency rate fluctuations related to expected future cash flows.  The Company does not engage in speculative trading of derivative financial instruments.  The foreign exchange contracts are not designated as hedging instruments, and as a result all foreign exchange contracts are marked to market and the resulting gains and losses are recorded in the consolidated statements of operations in each reporting period.  Unrealized gains and losses are included in accrued liabilities in the consolidated balance sheets and in net change in non-cash working capital balances related to operations in the consolidated statements of cash flows.

Stock options

Effective February 1, 2003, the Company has, in accordance with Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” [“SFAS 148”], prospectively adopted the fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” [“SFAS 123”] to apply recognition provisions to its employee stock options granted, modified or settled after February 1, 2003.  Previously, the Company followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” [“APB 25”] and related interpretations.  Under SFAS 123, compensation expense is recorded at the date stock options are granted.  The amount of compensation expense is determined by estimating the fair value of the options granted using the Black-Scholes option pricing model.  Previously, under APB 25, the Company recognized no compensation expense when stock options were granted if the exercise price of the stock options equaled or exceeded the market price of the

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

underlying stock on the date of grant.  This change in accounting policy reduced net income and increased contributed surplus by $14,212 [2004 - $12,370] and reduced earnings per common share by less than $0.01 [2004 - $0.01].

Earnings (loss) per common share

Basic earnings (loss) per common share is computed using the weighted average number of shares outstanding of 3,037,463 for the year ended January 31, 2005 [2004 - 3,027,796; 2003 - 3,027,777].  Diluted earnings (loss) per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock.  Incremental shares of 26,265 in 2005 [2004 - nil; 2003 - nil] were used in the calculation of diluted earnings (loss) per common share.  Options to purchase 18,250, 427,935 and 431,550 common shares in 2005, 2004 and 2003, respectively, were not included in the computation of diluted earnings (loss) per common share because their effect was anti-dilutive.

3.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	2005	2004
	$	$

Cash	129,818	59,455
Short-term deposits	2,271,233	—

	2,401,051	59,455

Short-term deposits in the amount of Cdn. $2,803,675 have maturities of less than three months at the date of purchase.  Interest rates on the short-term deposits range from 1.75% to 2.46%.

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

4.	INVENTORIES

Inventories consist of the following:

	2005	2004
	$	$

Finished goods	1,187,158	943,373
Work-in-process	123,730	107,008
Raw materials	206,005	176,058

	1,516,893	1,226,439

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	2005			2004

			Net			Net
		Accumulated	book		Accumulated	book
	Cost	depreciation	value	Cost	depreciation	value
	$	$	$	$	$	$

Land and buildings	1,494,166	614,974	879,192	1,391,141	496,720	894,421
Machinery and equipment	7,564,545	5,319,552	2,244,993	6,982,088	4,628,167	2,353,921

	9,058,711	5,934,526	3,124,185	8,373,229	5,124,887	3,248,342

Included in machinery and equipment are assets under capital lease with a total cost of $974,472 [2004 - $981,925] and accumulated depreciation of $444,550 [2004 - $344,348].  Depreciation of assets under capital lease is included in depreciation expense.

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

6.	PATENTS AND INTANGIBLE ASSETS

Patents and intangible assets consist of the following:

	2005	2004
	$	$

Cost	80,341	283,199
Less accumulated amortization	11,382	197,688

	68,959	85,511

7.	INVESTMENTS AVAILABLE FOR SALE

Investments available for sale, at market value, consist of the following:

	2005	2004
	$	$

Debt security in the amount of Cdn. $700,000 from the Province of Alberta bearing interest at 7.5% and maturing on December 1, 2005	588,375	—
Debt security in the amount of Cdn. $718,000 from GE Capital Canada bearing interest at 4.35% and maturing on February 6, 2006	595,335	—
Debt security in the amount of Cdn. $750,000 from General Motors Acceptance Corp. maturing on June 7, 2007; floating rate interest is paid quarterly	599,305	—
15,000 units of Barclays Top 100 Equal Weighted Income Fund	126,290	—

	1,909,305	—

As at January 31, 2005, accumulated other comprehensive income includes unrealized losses on debt securities available for sale of $21,802 and unrealized gains on income fund trust units of $5,438.

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

8.	RELATED PARTY TRANSACTIONS

Amounts due from (to) shareholder consist of the following:

	2005	2004
	$	$

Amounts due from shareholder [i]	643,867	791,006

Amounts due to shareholder [ii]	(681,304)	(683,234)

[i]

Amounts due from shareholder are due from an officer and director, who is also a major shareholder of the Company [the “Major Shareholder”], and bear interest at the Canadian banks’ prime lending rate plus 1.5% [2005 - 5.75%; 2004 - 5.75%], except for an amount of $535,037 [2004 - $616,216] which is non-interest bearing.  Interest income on this loan is recognized when realized.  These amounts have no fixed terms of repayment.  The Major Shareholder has pledged 323,051 shares of the Company and has pledged future license fee payments from the Iron Dextran process license agreement [note 13] as collateral for this loan.  During 2005, $78,168 [2004 - $60,239; 2003 - $66,727] of license fee payments were made.  Subsequent to year end, the Major Shareholder passed away.  The shares of the Company and the Iron Dextran process license agreement passed to the Major Shareholder’s estate, along with the loans due to the Company.  The Company will continue to hold the pledged assets as collateral until the loan is repaid.  The Company has a commitment to pay a death benefit of $110,000 to the estate of the Major Shareholder by February 2006.

[ii]

Amounts due to shareholder bear interest at the Canadian banks’ prime lending rate plus 1.5% [2005 - 5.75%; 2004 - 5.75%].  The Company is required to make monthly payments, inclusive of accrued interest, of $1,000.  Upon the death of the Major Shareholder in February 2005, the required monthly payment increases to $5,000.  Based on the current rate of interest, the principal repayment on this loan for fiscal 2006 would be approximately $21,000.  This loan may not be called.

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

Interest recorded with respect to amounts due to shareholder is as follows:

	2005	2004	2003
	$	$	$

Interest expense	37,569	42,006	39,263

9.	BANK INDEBTEDNESS

The Company has a Canadian operating line of credit of Cdn. $1,250,000 [U.S. $1,007,000] [2004 - Cdn. $1,250,000; U.S. $942,000], of which Cdn. $30,000 [U.S. $24,000] was utilized at January 31, 2005 [2004 - Cdn. $150,000; U.S. $113,000].  The Canadian line of credit bears interest at the Canadian banks’ prime lending rate plus 0.75% [2005 - 5%; 2004 - 5%].  Bank indebtedness is collateralized by a general security agreement over the Company’s assets and a collateral mortgage of $500,000 on the Dextran Products Limited [“Dextran Products”] building.

During November 2004, the Company entered into United States dollar forward foreign exchange contracts with the bank to lock in an exchange rate for converting United States dollars to Canadian dollars.  The Company is committed to selling $150,000 per month for the period from February 2005 to April 2005 at an exchange rate of $1.1772.  At January 31, 2005, the net unrealized loss in respect of these foreign currency contracts amounted to $23,203, which was included in the foreign exchange gain (loss) on the consolidated statements of operations.

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

10.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

[a]	Long-term debt consists of the following:

	2005	2004
	$	$

Note payable in monthly payments of $5,860 maturing September 19, 2005. The total amount of repayments are presented at their net present value using a discount rate of 9%. The payments are non-interest bearing and are unsecured [note 12[b]]	45,517	108,862
Note payable in blended quarterly payments of Cdn. $419 [U.S. $338], bearing interest at a fixed rate of 10%	5,204	—
Share value guarantee payable, repaid on March 4, 2004. The total amount of repayments are presented at their net present value using a discount rate of 9%. The payments are non-interest bearing and were collateralized by theassets of Veterinary Laboratories, Inc.	—	217,670

	50,721	326,532
Less current portion	46,353	281,015

	4,368	45,517

          Repayments on the long-term debt are as follows:

$

2006	47,716
2007	929
2008	1,030
2009	1,142
2010	1,267

Total long-term debt repayments	52,084
Less amount representing imputed interest	1,363

50,721

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

[b]	Capital lease obligations consist of the following:

	2005	2004
	$	$

Obligation [Cdn. $308,703] under a capital lease, repayable in monthly instalments, bearing interest at 9% and maturing November 2006. The Company has an option to purchase the asset for $89,800 [Cdn. $111,500] in April 2006, or at fair market value at the end of the lease term	248,714	339,217
Obligation [Cdn. $69,253] under a capital lease, repayable in monthly instalments, bearing interest at 7.59% and maturing November 2006. The Company has an option to purchase the asset for $1 at the end of the lease term	55,795	77,783
Obligation [Cdn. $27,761] under a capital lease, repayable in quarterly instalments, bearing interest at 10.43% and maturing December 2009. The Company has an option to purchase the asset for fair value at the end of the lease term	22,366	—
Obligation under a capital lease, repayable in monthly instalments, bearing interest at 6.65% and maturing December 2004. The Company purchased the asset for $1 at the end of the lease term	—	29,203

	326,875	446,203
Less current portion	157,531	161,253

	169,344	284,950

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

          Future minimum annual lease payments on the capital lease obligations are as follows:

$

2006	180,300
2007	163,034
2008	5,809
2009	5,809
2010	5,809

Total minimum lease payments	360,761
Less amount representing imputed interest	33,886

326,875

11. CAPITAL STOCK

[a]	Share capital issued and outstanding

	[i]	Class A preferred shares

The Class A preferred shares will carry dividends, will be convertible into common shares of the Company and will be redeemable, all at rates as shall be determined by resolution of the Board of Directors.  No Class A preferred shares have been issued to date.

	[ii]	Class B preferred shares

The Class B preferred shares carry no dividends, are non-convertible and entitle the holder to two votes per share.

	[iii]	Common shares

During the year ended January 31, 2005, 14,500 common share options were exercised for $53,008 resulting in the issuance of 14,500 common shares.

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

[b]	Share option plan

	[i]	Options outstanding

The Company maintains an incentive share option plan for management personnel for 1,000,000 options to purchase common shares.  The Company also issues options to certain consultants for services provided to the Company.

All options granted have a term of five years and vest immediately.  At January 31, 2005, the Company has 86,300 options outstanding at exercise prices ranging from $2.50 to $7.72 and a weighted average exercise price of $4.75.  The options, which are immediately exercisable and expire on dates between February 1, 2005 and January 31, 2010, entitle the holder of an option to acquire one common share of the Company.

During the year ended January 31, 2005, 4,365 common share options were issued to the independent directors of the Company.  These options were valued at $14,212 and were charged to general and administrative expense, in accordance with SFAS 123.  The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:  risk-free interest rate of 3.71%; dividend yield of nil; volatility factor of the expected market price of the Company’s common stock of 0.681, and an expected life of the options of five years.

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

12,000 common share options granted to the independent directors of the Company during 2003 were not expensed as the Company adopted SFAS 123 prospectively in fiscal 2004.  The impact of these common share option grants on the earnings of the Company for 2003 if SFAS 123 had been adopted in that year is presented in note 11[b][ii].

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

          Details of the outstanding options, which are all currently exercisable, are as follows:

				Weighted average
	Share options			exercise price per share

	2005	2004	2003	2005	2004	2003
	#	#	#	$	$	$

Options outstanding, beginning of year	427,935	431,550	419,550	3.92	3.88	3.91
Granted	4,365	3,885	12,000	6.86	7.72	2.50
Exercised	(14,500)	—	—	3.67	—	—
Expired	(331,500)	(7,500)	—	3.75	3.50	—
Options outstanding, end of year	86,300	427,935	431,550	4.75	3.92	3.88

Weighted average fair value of options granted during the year				$3.26	$3.18	$1.28

          The following table summarizes information relating to the options outstanding at January 31, 2005:

		Weighted average
Exercise	Number	remaining
price	outstanding	contractual life
$		[months]

2.50	12,000	36
2.75	10,950	24
3.00	3,000	16
3.50	1,500	12
4.59	6,600	12
5.00	4,000	16
5.25	30,000	1
6.80	10,000	4
6.86	4,365	60
7.72	3,885	48

	86,300	16

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

[ii]	Pro forma information

As required by SFAS 123 [and modified by SFAS 148], pro forma information regarding net loss and net loss per common share has been determined as if the Company had accounted for its employee stock options under the fair value method for the year ended January 31, 2003.  The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:  risk-free interest rate of 2.96%; dividend yield of nil; volatility factor of the expected market price of the Company’s common stock of 0.660; and an expected life of the options of five years.  For purposes of pro forma disclosures, the estimated fair value of the options is expensed immediately.

Since changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the above pro forma adjustments for SFAS 123 are not necessarily a reliable single measure of the fair value of the Company’s employee stock options.

The Company’s pro forma net loss and net loss per common share following SFAS 123 are as follows:

2003
$

Net loss as reported	(673,741)
Stock-based employee compensation cost using the fair value method	(9,216)

Pro forma net loss	(682,957)

Pro forma net loss per common share
Basic	(0.23)
Diluted	(0.23)

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

12.	VETERINARY LABORATORIES, INC.

[a]	Sparhawk Laboratories, Inc.

In 1992, Veterinary Laboratories, Inc. [“Vet Labs”] and Sparhawk Laboratories, Inc. [“Sparhawk”] entered into the Vet Labs - Sparhawk Joint Venture [the “Joint Venture”] for the manufacture and sale of veterinary pharmaceutical products.  Vet Labs and Sparhawk each owned 50% of the Joint Venture.  The Company controlled the Joint Venture through its control of the Joint Venture Policy Committee and therefore consolidated its assets, liabilities, revenue and expenses in these consolidated financial statements until March 4, 2004.  The Company had funded the Joint Venture’s losses since 1992 and, accordingly, has recorded 100% of these cumulative losses in the consolidated financial statements.

On January 13, 2004, the Company entered into an Asset Purchase Agreement with Sparhawk.  Pursuant to this Asset Purchase Agreement, the Company agreed to sell the finished product veterinary pharmaceutical business, including substantially all of the assets of Vet Labs, to Sparhawk for $5,500,000 in cash. Effective March 4, 2004, this sale was completed.  Simultaneously, on March 4, 2004, Chemdex, Inc. [“Chemdex”], a wholly-owned subsidiary of the Company, advanced $350,000 to Sparhawk in exchange for a promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk for no additional consideration.  The promissory note is due in full on March 4, 2009.  Interest is payable annually on the anniversary date, but can be deferred and added to the principal balance of the promissory note each year at Sparhawk’s discretion.  The warrant expires at the earlier of payment in full of the promissory note or 10 years from date of issue.  The warrant becomes exercisable the day after the fifth anniversary from the date of issue.  Pursuant to a definitive supply agreement [the “Supply Agreement”] entered into on March 4, 2004, Chemdex agreed to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years.  Chemdex also granted to Sparhawk an exclusive license to use the drug master file to manufacture 10% bulk Iron Dextran for veterinary use, and the use of certain equipment during the 10-year period of the Supply Agreement.  Pursuant to definitive agreements, the Company made customary representations, warranties and indemnities and agreed to a full release of all claims against Sparhawk arising from the Joint Venture litigation.  Similarly, Sparhawk agreed to a full release of all claims against the Company arising from the Joint Venture litigation.

The sale resulted in a gain of $2,209,471, of which $1,859,471 was recognized in the consolidated statements of operations and $350,000 was deferred.  The deferred gain of $350,000 relates to the promissory note receivable from Sparhawk as Sparhawk is thinly capitalized and highly leveraged.  The Company will monitor the financial position of Sparhawk and will recognize this deferred gain at such time as Sparhawk’s cash flows from operations are sufficient to fund debt service on a full accrual basis.

Assets that were included in the disposal were reclassified to assets subject to sale agreement in the accompanying consolidated balance sheets as at January 31 and are as follows:

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

	2005	2004
	$	$

Assets subject to sale agreement
Cash	—	312,073
Trade accounts receivable	—	536,868
Inventories	—	1,466,873
Prepaid expenses and other current assets	—	84,786
Land and building	—	1,459,681
Machinery and equipment	—	136,258
Patents and intangible assets	—	56,627
Deferred income taxes	—	232,500

	—	4,285,666

Liabilities that were assumed by the purchaser were reclassified to liabilities subject to sale agreement in the accompanying consolidated balance sheets as at January 31 and are as follows:

	2005	2004
	$	$

Liabilities subject to sale agreement
Accounts payable	—	584,644
Accrued liabilities	—	175,654
Due to Sparhawk Laboratories, Inc.	—	101,453
Customer deposits	—	18,813

	—	880,564

As described in note 10[a], long-term debt of the Company included an amount due under a share value guarantee which arose upon the acquisition of Vet Labs in 1992 [note 12[c]].  This share value guarantee was collateralized by the assets of Vet Labs including the land and building.  To release the charge against the Vet Labs assets, this share value guarantee had to be paid in full.  This payment of $225,353 was made on March 4, 2004 from the sale proceeds.

The Joint Venture operations comprised substantially all of the operations of the Chemdex segment [note 17].  Legal and receiver costs relating to the Joint Venture were included in other income (expense) on the consolidated statements of operations.

[b]	Acquisition of minority interest

On September 19, 2003, Chemdex redeemed all of the common shares held by the 10% minority interest shareholder, which resulted in the Company controlling 100% of the issued and outstanding shares of Chemdex.  The redemption amount was $146,500, which is to be

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

paid in 25 equal monthly installments of $5,860, which commenced on September 19, 2003.  Since this installment contract is non-interest bearing, it has been discounted using a discount rate of 9%.  The present value has been recorded in long-term debt.  The Company has recorded this acquisition as a step purchase and has allocated the purchase price based on fair values of the assets as follows:

$

Land and building, included in assets subject to sale agreement [note 12[a]]	43,549
Equipment	555
Equipment, included in assets subject to sale agreement [note 12[a]]	10,157
Patents and intangible assets	80,341

134,602

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

[c]	Purchase obligation to ContiGroup Companies, Inc. [formerly Continental Grain Company] [“CGC”]

In 1992, the Company acquired 100% of the issued and outstanding share capital of Vet Labs from CGC for a total purchase price of $3,894,980, which was satisfied by issuing 194,749 common shares of the Company.  The Company had guaranteed that CGC would realize a value of $3,894,980 on the eventual sale of these shares or CGC could put its remaining shares to the Company at such price to bring CGC’s total consideration to $3,894,980.  CGC disposed of all of the common shares of the Company and a shortfall resulted.  On January 25, 2001, the terms of the purchase agreement were revised whereby the repayment terms for the outstanding repurchase obligation were extended.  The revised agreement required the Company to make semi-annual payments of $90,000 on each of May 1 and November 1 until May 1, 2004 and a final payment of $105,343 on November 1, 2004.  On April 9, 2003, the terms of the purchase agreement were revised to amend the repayment terms for the outstanding repurchase obligation.  This revised agreement required the Company to make quarterly payments of $50,000 on each of May 1, August 1, November 1 and February 1 until August 1, 2004 and a final payment of $75,343 on November 1, 2004.  This amount was included in long-term debt[note 10[a]]and was repaid on March 4, 2004 as described in note 12[a].

13.	LICENSE AGREEMENTS AND RESEARCH AND DEVELOPMENT

The Company has made claims for investment tax credits on research and development activities.  Research and development expenditures have been reduced by investment tax credits as follows:

	2005	2004	2003
	$	$	$

Research and development expenditures	127,847	73,635	193,284
Investment tax credits	(13,105)	(12,684)	(21,186)

Research and development expense	114,742	60,951	172,098

Iron Dextran process

The Company has an agreement with the Major Shareholder which grants the Company the exclusive worldwide license to use a certain process for producing Iron Dextran.  This license agreement expires in 2014.  The Company pays a license fee based on production volumes.  The total license fee incurred during the year was $78,168 [2004 - $60,239; 2003 - $66,727].  These payments are applied to the balance owing by the Major Shareholder [note 8[i]].

Cellulose Sulphate BV Clinical Evaluation Program

During September 2004, the Company entered into an agreement with a research organization to conduct a pilot clinical study on the use of cellulose sulphate for the treatment of bacterial

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

vaginosis.  Payments of $43,112 were made to the research organization and the principal investigator upon execution of the agreement.  The Company is committed to make an additional payment of $43,112 upon patient enrolment, which is expected to occur during the summer of 2005, and a final payment of $21,556 upon completion of the clinical study, which is expected to be near the end of fiscal year 2006.

14.	OTHER INCOME (EXPENSE)

During the year ended January 31, 2003, an amount due from Sparhawk of $132,614 was fully provided for and included in other income (expense).

15.	INCOME TAXES

[a]

Substantially all of the Company’s activities are carried out through operating subsidiaries in Canada and the United States.  The Company’s effective income tax rate is dependent on the tax legislation in each country and the operating results of each subsidiary and the parent company.

The components of income (loss) before income taxes are as follows:

	2005	2004	2003
	$	$	$

Bahamas	(642,870)	(391,641)	(360,664)
Canada	250,863	61,980	940,088
United States	2,098,784	(66,306)	(501,799)

	1,706,777	(395,967)	77,625

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

          The provision for (recovery of) income taxes consists of the following:

	2005 $	2004 $	2003 $

Foreign withholding taxes and other on Bahamian income	123,000	—	—

Provision for income taxes based on Canadian statutory income tax rates	92,819	22,933	311,357
Increase (decrease) in tax reserve	(232,739)	—	147,012
Increase (decrease) in valuation allowance	(36,009)	53,900	3,506
Tax rate changes on deferred tax items	4,654	(20,203)	(21,612)
Items not deductible for tax	(21,859)	53,402	(9,377)

	(193,134)	110,032	430,886

Provision for (recovery of) income taxes based on United States income tax rates	776,550	(24,533)	(185,666)
Tax recovery on Joint Venture partner’s share of income	(160,697)	(132,282)	(32,319)
Tax on non-deductible items	(23,511)	—	—
Increase (decrease) in valuation allowance	44,658	(343,185)	538,465

	637,000	(500,000)	320,480

Provision for (recovery of) income taxes	566,866	(389,968)	751,366

Significant components of the provision for (recovery of) income taxes attributable to continuing operations are as follows:

	2005 $	2004 $	2003 $

Canadian deferred tax recovery	(280,453)	(38,083)	(21,307)
Canadian deferred tax expense	197,456	128,440	385,301
Canadian current tax expense	12,863	19,675	66,892
United States deferred tax recovery	—	(500,000)	—
United States deferred tax expense	500,000	—	320,480
United States current tax expense	137,000	—	—

	566,866	(389,968)	751,366

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

[b]	Deferred tax assets and liabilities have been provided on temporary differences that consist of the following:

	2005	2004	2003
	$	$	$

Deferred tax assets
Canadian
Unclaimed research and development expenses	255,485	307,180	342,000
Net capital losses [note 15[c]]	140,173	102,800	81,000
Other items	84,566	90,200	9,000
United States
Net operating loss carryforwards	—	580,000	600,000
Unpaid intercompany interest	149,706	150,000	—
Allowance on Sparhawk note [note 12[a]]	84,206	—	—

	714,136	1,230,180	1,032,000
Less valuation allowance	421,160	627,000	899,207

	292,976	603,180	132,793

Deferred tax liabilities
Excess of carrying value over tax value of depreciable assets	(214,560)	(249,000)	(160,000)
Investment tax credits and other items	(143,715)	(1,234)	(22,543)

Net deferred tax assets (liabilities)	(65,299)	352,946	(49,750)

[c]

The Canadian subsidiaries have deductions available to reduce future years’ income for tax purposes on account of net temporary differences resulting from expense items reported for income tax purposes in different periods than for financial statement purposes totalling approximately $974,000 and $424,000 for federal and provincial purposes, respectively.  Certain Canadian subsidiaries also have net capital losses available for carryforward of approximately $405,000 available to offset future taxable capital gains.  These potential deductions and net capital losses have an indefinite carryforward period.

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

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

16.	CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	2005	2004	2003
	$	$	$

Decrease (increase) in current assets
Trade accounts receivable	(371,170)	402,848	(262,397)
Interest receivable	(41,511)	—	—
Inventories	(196,214)	(270,190)	(111,260)
Prepaid expenses and other current assets	(69,916)	(45,350)	594

	(678,811)	87,308	(373,063)
Increase (decrease) in current liabilities
Accounts payable	(83,326)	(171,739)	254,664
Accrued liabilities	12,274	66,878	102,453
Customer deposits	(13,190)	(20,660)	131,744
Income taxes payable	128,539	(35,823)	8,832

	(634,514)	(74,036)	124,630

Cash paid during the year for interest was $38,993 [2004 - $65,616; 2003 - $78,087].  Cash paid during the year for income taxes was $6,433 [2004 - $44,024; 2003 - $11,699].

Capital equipment acquired under capital lease of $23,137 [2004 - $78,978; 2003 - nil] were treated as non-cash additions.  During the year ended January 31, 2004, assets of $134,602, acquired through the acquisition of minority interest, less cash paid on date of closing of $5,860 [note 12[b]],were treated as non-cash additions.

17.	SEGMENTED INFORMATION

All of the operations of the Company are carried on through Dextran Products in Canada and through Chemdex in the United States.  The operations of Chemdex represent the veterinary products business and the operations were carried out through its wholly-owned subsidiary, Vet Labs.  Vet Labs carried on its business through a Joint Venture with Sparhawk until March 4, 2004

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

when the majority of this business was sold to Sparhawk [note 12[a]].  Each of Dextran Products and Chemdex operates as a strategic business unit offering different products.  Each subsidiary comprises a reportable segment as follows:

•	Dextran Products - manufactures and sells bulk quantities of Dextran and several of its derivatives to large pharmaceutical companies throughout the world.

•

Chemdex - manufactured and sold veterinary pharmaceutical products and specialty chemicals in the United States until March 4, 2004.  The primary customers were distributors and private labelers, who in turn sold to the end user of these products.  Since March 4, 2004, the operations of Chemdex have been limited to the sale of bulk Iron Dextran to Sparhawk.

The Company evaluates segment performance based primarily on operating income, excluding unusual items.  The Company accounts for intersegment sales as if the sales were to third parties at current market prices.  The accounting policies of the segments are the same as those described in the significant accounting policies.

[a]	The following is condensed segment financial information as at and for the years ended January 31:

	2005

	Dextran	Chemdex	Total
	$	$	$

Gross sales	5,362,948	1,456,146	6,819,094
Intercompany sales	446,735	—	446,735
Interest expense	38,993	6,975	45,968
Depreciation and amortization	496,072	8,505	504,577
Income before income taxes	256,169	2,093,478	2,349,647
Interest income	91,563	41,554	133,117
Segment assets	9,933,254	233,539	10,166,793
Capital expenditures	182,691	—	182,691

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

	2004

	Dextran	Chemdex	Total
	$	$	$

Gross sales	5,142,881	9,349,670	14,492,551
Intercompany sales	400,362	—	400,362
Interest expense	48,294	20,883	69,177
Depreciation and amortization	459,054	142,844	601,898
Income (loss) before income taxes	58,703	(63,029)	(4,326)
Interest income	445	—	445
Segment assets	5,045,899	4,281,084	9,326,983
Capital expenditures	218,859	177,845	396,704

	2003

	Dextran	Chemdex	Total
	$	$	$

Gross sales	4,917,446	8,210,984	13,128,430
Intercompany sales	342,087	—	342,087
Interest expense	50,716	27,120	77,836
Depreciation and amortization	388,954	167,388	556,342
Income (loss) before income taxes	872,291	(247,682)	624,609
Interest income	1,667	395	2,062
Segment assets	4,918,829	3,569,090	8,487,919
Capital expenditures	340,203	27,665	367,868

[b]	The following reconciles segment information presented above to the consolidated financial statements as at and for the years ended January 31:

	2005	2004	2003
	$	$	$

Gross sales
Gross sales from segments	6,819,094	14,492,551	13,128,430
Intercompany sales elimination	(446,735)	(400,362)	(342,087)

	6,372,359	14,092,189	12,786,343

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

	2005	2004	2003
	$	$	$

Income (loss) before income taxes
Income (loss) before income taxes from segments	2,349,647	(4,326)	624,609
Unallocated corporate expenses	(642,870)	(391,641)	(546,984)

	1,706,777	(395,967)	77,625

	2005	2004
	$	$

Assets
Segment	10,166,793	9,326,983
Corporate	645,080	1,183,530

	10,811,873	10,510,513

	2005

	Total		Consolidated
	segments	Corporate	totals
	$	$	$

Other significant items
Interest expense	45,968	45,242	91,210
Depreciation and amortization	504,577	8,518	513,095
Interest income	133,117	—	133,117
Capital expenditures	182,691	—	182,691

	2004

	Total		Consolidated
	segments	Corporate	totals
	$	$	$

Other significant items
Interest expense	69,177	64,205	133,382
Depreciation and amortization	601,898	15,787	617,685
Interest income	445	—	445
Capital expenditures	396,704	—	396,704

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

	2003

	Total		Consolidated
	segments	Corporate	totals
	$	$	$

Other significant items
Interest expense	77,836	72,691	150,527
Depreciation and amortization	556,342	15,787	572,129
Interest income	2,062	—	2,062
Capital expenditures	367,868	—	367,868

[c]	Consolidated sales for the years ended January 31 by destination are as follows:

	2005	2004	2003
	$	$	$

Europe	2,130,180	2,207,104	1,991,107
United States	1,950,761	10,008,794	8,923,364
Pacific Rim	873,872	692,980	714,072
Canada	854,989	655,471	510,499
Other	562,557	527,840	647,301

	6,372,359	14,092,189	12,786,343

[d]	Long-lived assets by country of domicile are as follows:

	2005	2004
	$	$

Canada	3,135,872	3,247,473
United States	69,357	1,621,828
Bahamas	—	8,518

	3,205,229	4,877,819

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

[e]	The following summarizes significant customer sales information for the years ended January 31. Customer A is a Dextran customer, while the other customers were all customers of Chemdex.

	2005	2004	2003
	$	$	$

Customer A	886,749	762,330	815,907
Customer B	268,186	1,920,282	1,858,236
Customer C	246,296	2,133,597	1,590,126
Customer D	143,258	1,567,135	1,420,554

	1,544,489	6,383,344	5,684,823

[f]	The following summarizes significant enterprise-wide product group sales information of the Company for the years ended January 31:

	2005	2004	2003
	$	$	$

Bulk Dextran and derivatives	5,280,458	4,742,519	4,575,359
Sterile injectible veterinary products	663,629	5,697,292	4,480,327
Oral and topical veterinary products	428,272	3,652,378	3,730,657

	6,372,359	14,092,189	12,786,343

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies.

The carrying values of cash and cash equivalents, trade accounts receivable, interest receivable and accounts payable approximate their fair values as at January 31, 2005 because of the short period to maturity of these financial instruments.

The estimated fair values of the bank indebtedness, due to shareholder, long-term debt and capital lease obligations are not materially different from the carrying values for financial statement purposes as at January 31, 2005 and 2004.  The estimated fair value of the amount due from shareholder is not determinable because the amount has no fixed terms of repayment.

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

19.	OTHER DISCLOSURES

[a]	Concentration of accounts receivable

As at January 31, 2005, three [2004 - three] customers of the Company comprised 61% [2004 - 59%] of the trade accounts receivable balance.  No other customers had trade accounts receivable outstanding at year end that represented more than 10% of the Company’s trade accounts receivable balance.

[b]	Foreign currency risk

The Company is exposed to foreign currency risk through its net investment in its Canadian operations.  The Company has not entered into hedging arrangements related to the foreign currency risk exposure.   The Company has entered into foreign exchange contracts to manage exposure to currency fluctuations as described in note 9.

20.	COMPREHENSIVE INCOME (LOSS)

The components of other accumulated comprehensive income (loss) are as follows:

	2005	2004
	$	$

Unrealized loss on investments available for sale	(15,760)	—
Currency translation	341,602	(110,343)

Accumulated other comprehensive income (loss)	325,842	(110,343)

21.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board [the “FASB”] issued FASB Statement No. 123 (Revised 2004), “Share-Based Payment” [“Statement 123(R)”], which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” [“Statement 123”].  Statement 123(R) supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows”.  Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  Effective February 1, 2003, the Company has adopted the fair value accounting method provided for under Statement 123 to apply recognition provisions to its employee stock options granted, modified or settled after February 1, 2003.  Statement 123(R) will have no impact on the consolidated financial statements of the Company.

In November 2004, the FASB issued Statement 151, “Inventory Costs”, which clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  This guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not anticipate that this guidance will impact the consolidated financial statements of the Company.

In December 2004, the FASB issued Statement 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”.  Statement 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Statement 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Statement 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The provisions of Statement 153 should be applied prospectively.  The Company does not anticipate that the application of Statement 153 will have an impact on the consolidated financial statements of the Company.

22.	COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

The comparative consolidated financial statements have been reclassified from statements previously presented to conform to the presentation of the 2005 consolidated financial statements.

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

ITEM 9B.	OTHER INFORMATION

          Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required under this item is incorporated herein by reference from the material contained under the captions “Board of Directors,” “Proposals,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2005 Annual Meeting of Members.

Code of Ethics

          The Company has adopted a code of ethics that applies to all of its directors, executive officers (including its chief executive officer, chief financial officer, other senior financial officers and any person performing similar functions).  The Company has made the Code of Ethics available on its website at www.polydex.comunder the caption “Investor Relations.”

ITEM 11.	EXECUTIVE COMPENSATION

          The information required under this item is incorporated herein by reference from the material contained under the captions “Board of Directors,” “Board Meetings and Committees,” “Compensation of Executive Officers,” “Employment Agreements” and “Company Stock Performance” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2005 Annual Meeting of Members.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required under this item is incorporated herein by reference from the material contained under the captions “Ownership of Voting Securities” and “Equity Compensation Plan Information” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2005 Annual Meeting of Members.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required under this item is incorporated herein by reference from the material contained under the captions “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Transactions With the Company” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2005 Annual Meeting of Members.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required under this item is incorporated herein by reference from the material contained under the caption “Principal Accountant Fees and Services” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2005 Annual Meeting of Members.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)		The following documents are filed as a part of this Annual Report on Form 10-K:

	(1)	Financial Statements of Polydex Pharmaceuticals

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

10.1

Employment Agreement between Polydex Pharmaceuticals Limited and George G. Usher dated December 22, 1993 (filed as Exhibit 10.2 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)*

10.2

Amendment to Employment Agreement between Polydex Pharmaceuticals Limited and George G. Usher dated February 1, 1999 (filed as Exhibit 10.4 to the Annual Report on Form 10-K filed April 29, 1999, and incorporated herein by reference)*

10.3

Research Agreement among Dextran Products Limited, Canadian Microbiology Consortium, British Columbia’s Children’s Hospital and the University of British Columbia, dated April 1, 1996 (filed as Exhibit 10.4 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)

10.4

Joint Venture Agreement among Chemdex, Inc., Veterinary Laboratories Inc. and Sparhawk Laboratories, Inc., dated December 1, 1992 (filed as Exhibit 10.5 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)

10.5

Asset Purchase Agreement dated as of January 13, 2004, by and among Sparhawk Laboratories, Inc., Polydex Pharmaceuticals Limited, Chemdex, Inc. and Veterinary Laboratories, Inc. (filed as Exhibit 10.9 to the Annual Report on Form 10-K filed April 30, 2004, and incorporated herein by reference)

10.6

Supply Agreement, dated as of March 1, 2004, by and between Chemdex, Inc. and Sparhawk Laboratories, Inc. (filed as Exhibit 10.10 to the Annual Report on Form 10-K filed April 30, 2004, and incorporated herein by reference)

10.7

Unsecured Subordinated Promissory Note dated March 4, 2004 made by Sparhawk Laboratories, Inc. in favor of Chemdex, Inc. (filed as Exhibit 10.11 to the Annual Report on Form 10-K filed April 30, 2004, and incorporated herein by reference)

10.8

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

*  Management contract or compensatory plan or arrangement required to be included as an exhibit to this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYDEX PHARMACEUTICALS LIMITED
Date: April 29, 2005	By:	/s/ George G. Usher

George G. Usher, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 29, 2005	/s/ George G. Usher

George G. Usher, Director, President
and Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2005	/s/ Sharon Wardlaw

Sharon Wardlaw, Treasurer, Secretary
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 29, 2005	/s/ Joseph Buchman

Joseph Buchman, Director

Date: April 29, 2005	/s/ Derek John Michael Lederer

Derek John Michael Lederer, Director

Date: April 29, 2005	/s/ John L.E. Seidler

John L.E. Seidler, Director

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002