Form 10-Q
period 2005-04-30
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2005-06-14
CIK 317158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ____________________

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

        Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X        No ____

        Indicate by check whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ____     No _   X

        Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value	3,052,296 shares
(Title of Class)	(Outstanding at June 14, 2005)

POLYDEX PHARMACEUTICALS LIMITED

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to statements regarding the Company’s future growth, results of operations, liquidity and capital resources, expectations of regulatory approvals and the commencement of sales of products. The Company has tried to identify such forward-looking statements by use of words such as “believes,” “anticipates,” “intends,” “plans,” “will,” “should,” “expects” and similar expressions, but these words are not the exclusive means of identifying such statements. The Company cautions that these and similar statements in this Quarterly Report on Form 10-Q and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by various risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, without limitation, changing market conditions, the progress of clinical trials and the results obtained, the establishment of new corporate alliances, the impact of competitive products and pricing, and the timely development, regulatory approval and market acceptance of the Company’s products, as well as the other risks discussed herein, none of which can be assured. The forward-looking statements contained herein speak only as to the date of this report. Except as otherwise required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

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

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited).

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets (Unaudited)
(Expressed in United States dollars)

	April 30 2005	January 31 2005
Assets

Current assets:
Cash and cash equivalents (note 3)	$ 2,140,079	$ 2,401,051
Trade accounts receivable	1,013,806	922,267
Interest receivable	—	41,511
Inventories:
Finished goods	1,015,078	1,187,158
Work in process	196,535	123,730
Raw materials	186,323	206,005

	1,397,936	1,516,893
Prepaid expenses and other current assets	58,836	115,542

Total current assets	4,610,657	4,997,264

Property, plant and equipment, net	2,969,601	3,124,185
Patents and intangible assets, net	66,950	68,959
Assets held for sale	11,918	12,085
Investments available for sale (note 4)	1,895,533	1,909,305
Due from shareholder	643,867	643,867
Deferred tax assets	96,754	56,208

	$10,295,280	$10,811,873

	April 30 2005	January 31 2005
Liabilities and Shareholders' Equity

Current liabilities:
Bank indebtedness	$ —	$ 24,170
Accounts payable	448,896	463,579
Accrued liabilities	291,490	169,370
Payroll and related taxes payable	201,017	195,897
Customer deposits	110,759	97,859
Income taxes payable	18,374	129,702
Current portion of long-term debt	29,606	46,353
Current portion of capital lease obligations	248,893	157,531
Current portion of due to shareholder	11,273	21,385

Total current liabilities	1,360,308	1,305,846

Long-term debt	4,087	4,368
Capital lease obligations	35,910	169,344
Due to shareholder	668,296	659,919
Deferred income taxes	121,507	121,507

	829,800	955,138

Total liabilities	2,190,108	2,260,984

Shareholders' equity:
Capital stock
Authorized:
100,000 Class A preferred shares of $0.10 each
899,400 Class B preferred shares of $0.0167 each
10,000,000 common shares of $0.0167 each
Issued and outstanding:
899,400 Class B preferred shares	15,010	15,010
3,052,296 common shares (January 31, 2005 - 3,042,296)	50,842	50,676
Contributed surplus	23,356,052	23,303,718
Deficit	(15,479,986)	(15,144,357)
Accumulated other comprehensive income	163,254	325,842

	8,105,172	8,550,889

	$ 10,295,280	$ 10,811,873

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations and Comprehensive Income (Loss)(Unaudited)
(Expressed in United States dollars)

	Three Months Ended April 30 2005	Three Months Ended April 30 2004
Sales	$ 1,322,684	$ 2,521,794
Cost of goods sold	1,079,921	1,646,629

	242,763	875,165

Expenses:
General and administrative	454,936	432,196
Depreciation	128,803	117,494
Research and development	32,329	13,424
Interest expense	19,782	30,691
Selling and promotion	21,348	25,167
Foreign exchange loss	4,160	15,360
Amortization	2,009	10,527

	663,367	644,859

Income (loss) before the following	(420,604)	230,306

Other income (expense):
Gain on sale of assets (note 7)	—	1,859,471
Other income (expense), net	36,138	(15,072)

	36,138	1,844,399

Income (loss) before income taxes	(384,466)	2,074,705

Provision for (recovery of) income taxes	(48,837)	814,037

Net income (loss) for the period	(335,629)	1,260,668

Unrealized loss on investments available for sale	(67,561)	—

Currency translation adjustment	(95,027)	(214,046)

Comprehensive income (loss) for the period	$ (498,217)	$ 1,046,622

Per share information:
Earnings (loss) per common share:
Basic	$ (0.11)	$ 0.42
Diluted	$ (0.11)	$ 0.39

Weighted average number of common shares
outstanding for the period:
Basic	3,052,296	3,027,796
Diluted	3,052,296	3,215,047

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Shareholders' Equity (Unaudited)
(Expressed in United States dollars)

	Three Months Ended April 30 2005	Three Months Ended April 30 2004

Preferred Shares:
Balance, beginning and end of period	$ 15,010	$ 15,010

Common Shares:
Balance, beginning of period	$ 50,676	$ 50,434
Common share options exercised	166	—

Balance, end of period	$ 50,842	$ 50,434

Contributed Surplus:
Balance, beginning of period	$ 23,303,718	$ 23,236,498
Common share options exercised	52,334	—

Balance, end of period	$ 23,356,052	$ 23,236,498

Deficit:
Balance, beginning of period	$(15,144,357)	$(16,284,268)
Net income (loss) for the period	(335,629)	1,260,668

Balance, end of period	$(15,479,986)	$(15,023,600)

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	$ 325,842	$ (110,343)
Unrealized loss on investments available for sale	(67,561)	—
Currency translation adjustment for the period	(95,027)	(214,046)

Balance, end of period	$ 163,254	$ (324,389)

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Cash Flows (Unaudited)
(Expressed in United States dollars)

	Three Months Ended April 30 2005	Three Months Ended April 30 2004

Cash provided by (used in):

Operating activities:
Net income (loss) for the period	$ (335,629)	$ 1,260,668
Add (deduct) items not affecting cash:
Depreciation and amortization	130,812	128,021
Imputed interest on long-term debt	822	9,936
Deferred income taxes	(42,144)	558,955
Gain on sale of veterinary products business	—	(1,859,471)
Net change in non-cash working capital balances
related to operations	75,832	(278,322)

	(170,307)	(180,213)

Investing activities:
Additions to property, plant and equipment and patents	(14,932)	(41,075)
Decrease in due from shareholder	—	22,476
Unrealized loss on commercial paper available for sale	(196)	—
Acquisition of investments available for sale	(81,046)	—
Proceeds from sale of veterinary products business	—	4,599,218

	(96,174)	4,580,619

Financing activities:
Repayment of long-term debt	(17,783)	(242,923)
Repayment of capital lease obligations	(38,329)	(39,330)
Increase (decrease) in due to shareholder	(1,735)	1,248
Increase (decrease) in bank indebtedness	(24,314)	(129,131)
Exercise of common share options	52,500	—

	(29,661)	(410,136)

Effect of exchange rate changes on cash	35,170	33,858

Increase (decrease) in cash and cash equivalents	(260,972)	4,024,128

Cash and cash equivalents, beginning of period	2,401,051	371,528

Cash and cash equivalents, end of period	$ 2,140,079	$ 4,395,656

Cash and cash equivalents is comprised of the following:
Cash	$ 225,872	$ 163,016
Cash equivalents	1,914,207	4,232,640

	$ 2,140,079	$ 4,395,656

See accompanying notes.

1.     Basis of Presentation:

The information contained in the interim consolidated financial statements is condensed from that which would appear in annual consolidated financial statements. The interim consolidated financial statements included herein should be read in conjunction with the audited financial statements, and notes thereto, and other financial information contained in the 2005 Annual Report on Form 10-K for the fiscal year ended January 31, 2005 as filed by Polydex Pharmaceuticals Limited (the “Company”) with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of April 30, 2005 and 2004 include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries in which the Company has equal to or more than a 50% ownership interest and exercises control.

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

Inventories
Inventories of raw materials are stated at the lower of cost and net realizable value, cost being determined on a first-in, first-out basis. Work-in-process and finished goods are valued at the lower of cost and net realizable value, and include the cost of raw materials, direct labor and overhead expenses.

Investments available for sale
Investments available for sale consist of medium-term fixed income instruments and trust income funds and are stated at fair market value based on quoted market prices. Interest income is included in other income (expense) in the consolidated statement of operations as it is earned. Changes in market values during the holding period are reported as unrealized gain (loss) on investments available for sale and are included in other comprehensive income (loss). Realized gains (losses) are reclassified from accumulated other comprehensive income (loss) on a specific item basis when the security is sold or matured.

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

Foreign currency translation
The functional currency of the Company’s Canadian operations has been determined to be the Canadian dollar. All asset and liability accounts of the Company have been translated into United States dollars using the current exchange rates at the interim consolidated balance sheet dates. Revenue and expense items are translated using the average exchange rates for the year. The resulting gains and losses have been reported separately as accumulated other comprehensive income within shareholders’ equity.

Stock options
The Company has elected to follow Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under SFAS 123, compensation expense is recognized on the date of grant, based on the fair value of the options granted.

Earnings (loss) per common share
Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding of 3,052,296 for the three months ended April 30, 2005 (2004 — 3,027,796). Diluted earnings (loss) per common share is computed using the weighted average number of common shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock. Incremental shares of nil and 187,251 at April 30, 2005 and April 30, 2004, respectively, were used in the calculation of diluted earnings (loss) per common share. Options to purchase 56,300 and 3,885 common shares at April 30, 2005 and April 30, 2004, respectively, were not included in the computation of diluted earnings (loss) per common share because their effect was anti-dilutive.

3.     Cash and Cash Equivalents:

Cash and cash equivalents consist of the following:

	April 30 2005	January 31 2005
Cash	$ 225,872	$ 129,818
Short-term deposits	1,914,207	2,271,233
	$2,140,079	$2,401,051

Short-term deposits in the amount of Cdn. $2,409,030 bear interest at 2.46% and mature on May 9, 2005. Short-term deposits consist of commercial paper and are available for sale and are stated at fair market value, based on quoted market prices. An unrealized loss of $196 has been included in accumulated other comprehensive income.

4.     Investments Available For Sale:

Investments available for sale consist of the following:

	April 30 2005	January 31 2005
Canadian medium-term fixed income instruments	$1,706,856	$1,909,305
Canadian income trust units	188,677	—
	$1,895,533	$1,909,305

Canadian medium-term fixed income instruments have maturity dates extending from one to three years and interest rates ranging from 2.26% to 2.86%. Investments available for sale are stated at fair market value, based on quoted market prices. An unrealized loss of $67,561 has been included in accumulated other comprehensive income.

5.     Commitments and Contingencies:

During September 2004, the Company entered into an agreement with a research organization to conduct a pilot clinical study on the use of cellulose sulphate for the treatment of bacterial vaginosis. Payments totaling $43,112 were made to the research organization and the principal investigator in September 2004. The Company is committed to make an additional payment of $43,112 upon the completion of patient enrolment, which is expected to occur during the second quarter of fiscal year 2006, and a final payment of $21,556 upon completion of the clinical study, which is expected to be in fourth quarter of fiscal year 2006.

6.     Stock-based Employee Compensation:

The Company maintains an incentive share option plan for management personnel for options to purchase up to 1,000,000 common shares. The Company also issues options to certain consultants for services provided to the Company.

All options granted have terms of five years and vest immediately. At April 30, 2005, the Company had 56,300 options outstanding at exercise prices ranging from $2.50 to $7.72 and a weighted average exercise price of $4.49. The options, which are immediately exercisable and expire on dates between May 31, 2005 and January 31, 2010, entitle the holder of an option to acquire one common share of the Company.

The Company uses the fair value method in accordance with SFAS 123 to account for awards of stock-based employee compensation. No stock-based employee compensation expense was recorded during the period from February 1, 2005 to April  30, 2005, because there were no options granted during this period. Similarly, no stock-based employee compensation expense was recorded during the period from February 1, 2004 to April  30, 2004, because there were no options granted during this period.

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

8.     Segmented Information:

All operations are carried out through Dextran Products Limited (“Dextran”) in Canada and through Chemdex in the United States. Each of Dextran and Chemdex operated as separate strategic business units offering different products, until the sale of the finished product veterinary pharmaceutical business on March 4, 2004 [note 7]. Until March 4, 2004, each subsidiary comprised a reportable segment as follows:

Dextran–	manufactures and sells bulk quantities of dextran and several of its derivatives to large pharmaceutical companies throughout the world.

Chemdex–	manufactures and sells veterinary pharmaceutical products and specialty chemicals in the United States. The primary customers are distributors and private labelers, who in turn sell to the end user of the products.

After March 4, 2004, Chemdex only sells bulk quantities of a specific dextran derivative to Sparhawk under the Supply Agreement, as described in note 7.

	Three Months Ended April 30 2005	Three Months Ended April 30 2004

Sales:
Dextran	$1,317,326	$1,529,824
Less: intercompany sales elimination	101,793	99,931
	1,215,533	1,429,893
Chemdex	107,151	1,091,901

Total consolidated sales	$1,322,684	$2,521,794

Income (loss) before income taxes:
Dextran	$(195,259)	$269,279
Chemdex	40,350	1,980,391

Total pre-tax income (loss) from segments	(154,909)	2,249,670
Less: Unallocated corporate expenses	229,558	174,965

Total consolidated pre-tax income (loss)	$(384,467)	$2,074,705

Total revenue by significant customer:
Customer A	$192,134	$—
Customer B	$181,770	$246,296
Customer C	$173,000	$172,000
Customer D	$—	$268,186

Sales revenue by product group:
Bulk dextran and derivatives	$1,322,684	$1,429,893
Sterile injectible veterinary products	—	663,629
Oral and topical veterinary products	—	428,272

Total consolidated sales	$1,322,684	$2,521,794

	April 30, 2005	January 31, 2005

Assets:
Dextran	$9,475,947	$9,933,254
Chemdex	213,384	233,539

Total assets from segments	9,689,331	10,166,793
Corporate assets	605,948	645,080

Total consolidated assets	$10,295,279	$10,811,873

9.     Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board [the “FASB”] issued FASB Statement No. 123 (Revised 2004), “Share-Based Payment” [“Statement 123(R)"], which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” [“Statement 123"]. Statement 123(R) supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Effective February 1, 2003, the Company has adopted the fair value accounting method provided for under Statement 123 to apply recognition provisions to its employee stock options granted, modified or settled after February 1, 2003. Statement 123(R) will have no impact on the consolidated financial statements of the Company.

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

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, which applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement is effective for fiscal years beginning after December 15, 2005. The Company does not anticipate that this guidance will impact the consolidated financial statements of the Company.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Company’s fiscal year ends on January 31st of each year.  In this report, fiscal year 2006 refers to the Company’s fiscal year ended January 31, 2006.  The following discussion should be read in conjunction with the April 30, 2005 interim consolidated financial statements and notes thereto included elsewhere in this report. Operating results for the three months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2005. The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles.  All amounts are in United States dollars, unless otherwise denoted.

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

        Management Objectives for Fiscal 2006.  In fiscal year 2006, management intends to focus on the core businesses of Dextran Products that have historically been the backbone of the Company. Opportunities to increase distribution chains for existing Dextran products in certain overseas markets, such as India, China and Russia are being explored by management. Expanding current market opportunities and the potential for new market penetration has led management to make plant refurbishments and the expansion of production capacity a priority for fiscal year 2006 with respect to Dextran Products operations.

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

Results of Operations

        Three months ended April 30, 2005 compared to three months ended April 30, 2004

	Three Months Ended April 30, 2005	Three Months Ended April 30, 2004
Net income (loss)	$(335,629)	$1,260,668

Earnings (loss) per share	$ (0.11)	$ 0.42

        The net loss for the first quarter of fiscal year 2006 as compared to the first quarter in fiscal year 2005 is attributable to the net loss at Dextran Products and increased corporate expenses, as discussed below. The year to date net income for fiscal year 2005 is a result of the gain on sale of the Vet Labs assets in March 2004.

Income (loss) before income taxes	Three Months Ended April 30, 2005	Three Months Ended April 30, 2004	Variance
Consolidated	$(384,466)	$2,074,705	(119)%
Dextran Products	(195,259)	269,279	(173)%
Chemdex	40,350	1,980,391	(98)%

        The decrease in operating results in the first quarter of fiscal year 2006 is primarily attributable to the decrease in sales at both operating subsidiaries and increased corporate expenses.

        Dextran Products.  The decrease in operating results at Dextran Products is due to decreased sales and gross margins during the first quarter of fiscal year 2006. The sales decrease in the first quarter of fiscal year 2006 is a result of decreased customer demand. The decrease in gross margins is a result of the lower sales volume and the rise in the value of the Canadian dollar relative to the United States dollar.  Sales at Dextran Products are primarily denominated in the United States dollar, while the majority of expenses are incurred in Canadian dollars. Therefore, when the value of the Canadian dollar rises against the United States dollar, the gross margin percentage at Dextran Products declines.

        Chemdex.  On March 4, 2004, the Company sold its finished product veterinary pharmaceutical business to Sparhawk.  The sale included substantially all of the assets of Vet Labs and its ownership interest in the Joint Venture, and settled all outstanding litigation among the parties.  The Company did not incur legal or receiver costs in connection with Vet Labs or the Joint Venture following the date of sale. Chemdex operations are now limited to the supply of raw materials to Sparhawk under the terms of the supply agreement between the parties.

Sales	Three Months Ended April 30, 2005	Three Months Ended April 30, 2004	Variance
Consolidated	$1,322,684	$2,521,794	(48)%
Dextran Products	$1,215,533	$1,429,893	(15)%
Percentage of Company sales	92%	57%
Chemdex	$ 107,151	$1,091,901	(90)%
Percentage of Company sales	8%	43%

        The majority of the first quarter sales decrease in fiscal year 2006 was attributable to the Chemdex operating segment due to the sale of the finished goods veterinary pharmaceutical business in the first quarter of fiscal year 2005. This business represented virtually all of the Chemdex operating segment.

        Dextran Products.  Sales of dextran and related products in the first quarter of fiscal year 2006 were less than the sales levels achieved during the first quarter of fiscal year 2005 due to a decrease in customer demand.

        Chemdex.  As discussed above, the sale of the finished product veterinary pharmaceutical business to Sparhawk on March 4, 2004 resulted in a discontinuance of sales of finished veterinary products, resulting in the significant decline in sales for this operating segment.. Sales for Chemdex since March 4, 2004 have been limited to sales of ferric hydroxide and hydrogenated dextran solution to Sparhawk.

Gross profit	Three Months Ended April 30, 2005	Three Months Ended April 30, 2004	Variance
Consolidated	$242,763	$875,165	(72)%
Percentage of sales	18%	35%
Dextran Products	$238,177	$580,005	(59)%
Percentage of sales	18%	40%
Chemdex	$ 4,586	$264,098	(98)%
Percentage of sales	4%	24%

        The first quarter fiscal year 2006 decrease in consolidated gross profit is a result of the decline in sales and margins at Dextran Products and the sale of the Joint Venture operations during the first quarter of fiscal year 2005.  The decrease in gross profit percentage during the first quarter of fiscal year 2006 is primarily due to the decrease in the gross profit percentage realized by Dextran Products.

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

        Chemdex.  The Joint Venture operations ceased on March 4, 2004 due to the sale of that business. The decrease in gross profit at Chemdex for the first quarter of fiscal year 2006 is due to the loss of this approximately one month of operations during the first quarter of fiscal year 2005.

	Three Months Ended April 30, 2005	Three Months Ended April 30, 2004	Variance
Selling, promotion, general and administrative expenses	$476,284	$457,363	4%

        The increase during the first quarter of fiscal year 2006 in selling, promotion, general and administrative expenses is primarily due to a death benefit accrual payable to the estate of the former vice-chairman of the Company.

Research and development	Three Months Ended April 30, 2005	Three Months Ended April 30, 2004	Variance
Research and development expenditures	$32,329	$13,424	141%

        The increase in research and development expenses during the first quarter of fiscal year 2006 is a result of continued work on the cellulose sulphate project, including further costs of a pilot clinical study on the use of cellulose sulphate for the treatment of bacterial vaginosis. This clinical study is related to an alternate use of cellulose sulphate and therefore is outside the scope of funding provided by the Company’s research and development partners for the investigation of this product as a contraceptive gel with antiviral properties. Expenses for this clinical study are expected to continue at similar levels during fiscal year 2006.

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

        Significant funding from research and development partners for the current phase of the project investigating the use of cellulose sulphate as a contraceptive gel with antiviral properties project is expected to continue at necessary levels for the foreseeable future.  The Company’s total research and development expenditures are expected to increase in fiscal year 2006 over fiscal year 2005 due to additional product development activities the Company expects to perform and fund outside of its partnership relationships.

	Three Months Ended April 30, 2005	Three Months Ended April 30, 2004	Variance
Depreciation and amortization expense	$130,812	$128,021	2%

        The increase in depreciation and amortization expense in the first quarter of fiscal year 2006 is attributable to depreciation on equipment additions at Dextran Products subsequent to the first quarter of fiscal year 2005.

	Three Months Ended April 30, 2005	Three Months Ended April 30, 2004	Variance
Interest expense	$19,782	$30,691	(36)%

        The decrease in interest expense in first quarter of fiscal year 2006 is primarily attributable to a decrease in long-term debt and capital lease obligations, as well as the associated decrease in imputed interest due to the continuing repayment of non-interest bearing long-term debt.  The share value guarantee payable was paid in full on March 4, 2004 when the Joint Venture operations were sold.

	Three Months Ended April 30, 2005	Three Months Ended April 30, 2004	Variance
Foreign exchange loss	$4,160	$15,360	(73)%

        The decrease in foreign exchange loss at Dextran Products in the first quarter of fiscal year 2006 was due to the significant decline in Dextran Products’ net exposure to the United States dollar. At April 30, 2005, Dextran Products has a net liability exposure to the United States dollar because intercompany payables denominated in United States dollars exceed its United States dollar denominated accounts receivable balance. A large portion of intercompany receivables balances were repaid in March 2004 when the Joint Venture operations were sold.  Management does not expect that the Company will incur significant foreign exchange losses in fiscal year 2006.

	Three Months Ended April 30, 2005	Three Months Ended April 30, 2004	Variance
Other income (expense)	$36,138	$(15,072)	340%

        Other income in the first quarter of fiscal year 2006 is primarily related to interest income earned at Dextran Products. The proceeds from the sale of the Joint Venture operations were used to repay balances owing to Dextran Products and have been invested in short and mid-term interest earning securities. During the first quarter of fiscal year 2005, other expenses consisted of legal and receiver costs associated with the winding-up of the Joint Venture, and the resulting litigation.  This litigation was settled with the closing of the sale of the Joint Venture on March 4, 2004. Management expects no similar costs during fiscal year 2006.

Provision for (recovery of) income taxes	Three Months Ended April 30, 2005	Three Months Ended April 30, 2004	Variance
Consolidated	$(48,837)	$814,037	(106)%
Dextran Products	(64,837)	92,537	(170)%
Chemdex	16,000	721,500	(98)%

        The decrease in tax provision for the first quarter of fiscal year 2006 is a result of a decrease in taxable income. Dextran Products suffered tax losses during the first quarter of fiscal 2006 resulting in a tax recovery. The Canadian operations continue to have significant research and development tax pools to offset current taxes payable. There was a large tax provision required at Chemdex during the first quarter of fiscal year 2005 due to the realization of the gain on sale of the Joint Venture operations. Chemdex now has significantly lower taxable income.

Liquidity and Capital Resources

        As of April 30, 2005, the Company had cash and cash equivalents of $2,140,079, compared to cash and cash equivalents of $2,401,051 at January 31, 2005.  In the first quarter of fiscal year 2006 the Company used cash of $170,307 in its operating activities, compared $180,213 for the first quarter of fiscal year 2005.  The use of cash for operations during the first quarter of fiscal year 2006 is primarily due to the loss incurred during the quarter. Although there was a large increase in net income in the first quarter of fiscal year 2005, the increase resulted from the sale of the Vet Labs assets and its interest in the Joint Venture, which was an investing activity. Depreciation and amortization continues to be a large non-cash expense of the Company.

        The Company maintained $3,250,349 of working capital and a current ratio of 3.4 to 1 as of April 30, 2005, compared to $3,691,418 and 3.8 to 1 as of January 31, 2005.

        Management expects the primary source of its future capital needs to be a combination of company earnings and borrowings.

        The Company believes that, based upon the current levels of revenues and spending, its existing working capital resources will be sufficient to support continuing operations for the foreseeable future.

        At April 30, 2005, the Company had accounts receivable of $1,013,806 and inventory of $1,397,936, compared to $922,267 and $1,516,893 at January 31, 2005 and $941,720 and $1,214,117 at April 30, 2004.  The increase in accounts receivable during the first quarter ended April 30, 2004 is due to increased sales towards the end of the quarter.

        At April 30, 2005, the Company had accounts payable of $448,896 compared to $463,579 at January 31, 2005 and $486,841 at April 30, 2004.  The decrease in accounts payable was due to timing of supplier payments and the decrease in inventory.

        During the first quarter of fiscal year 2006, capital expenditures totaled $14,932, as compared to $41,075 in the first quarter of fiscal year 2005.  All of the capital expenditures were for production equipment at the Dextran Products plant in Toronto during both of these periods. The Company, at present, does not have any material commitments for capital expenditures, although management intends to continue its plant refurbishment and expansion plan at Dextran Products in Toronto during the remainder of fiscal year 2006, and expects capital expenditures to increase during this period.

        The change in accumulated other comprehensive income of the Company is primarily attributable to the currency translation adjustment of Dextran Products.  Dextran Products’ functional currency is the Canadian dollar.  This currency translation adjustment arises from the translation of Dextran Products’ financial statements to U.S. dollars.

        Dextran Products has a Cdn. $1,250,000 (U.S. $993,000) line of credit, of which none was utilized at April 30, 2005.  At January 31, 2005, Cdn. $30,000 (U.S. $24,000) of this line of credit was utilized.  This line of credit bears interest at the Canadian banks’ prime lending rate plus 0.75% (April 30, 2005 – 5%; January 31, 2005 – 5%).  This indebtedness is collateralized by a general security agreement over the Company’s assets and a collateral mortgage of Cdn. $500,000 on the Dextran Products building in Toronto. This line of credit is used periodically by the Company to cover temporary short-term Canadian dollar cash needs. For these short-term cash needs, the interest expense on the credit line is typically less than the transaction costs incurred in selling short-term investments.

        Chemdex entered into a long-term debt obligation relating to the redemption of the 10% minority interest in Chemdex in fiscal year 2004. The redemption amount was $146,500, which is to be paid in 25 equal monthly installments of $5,860. The Company has timely made 20 payments through April 30, 2005. Since this installment contract is non-interest bearing, it has been discounted using a discount rate of 9%. The present value of this installment contract is $28,759, which has been recorded as long-term debt.

        The decrease in long-term debt and capital lease obligations from January 31, 2005 is due to continuing payments by the Company.  The majority of the long-term debt and capital lease obligations are due in the next two years.

        Changes in the relative values of the Canadian dollar and the United States dollar occur from time to time and may, in certain instances, materially affect the Company’s results of operations.

        The Company does not believe that the impact of inflation and changing prices has had a material effect on its operations or financial results at any time in the last three years.

Related Party Transactions

        In August 1997, the Company loaned the Late Thomas C. Usher, its Vice-Chairman, Director of Research and Development, a member of its Board of Directors and the beneficial owner of greater than 5% of the outstanding common shares of the Company, $691,500 at an interest rate equal to the prime rate of Toronto Dominion Bank plus 1.50% (the “Loan”).  The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher.  Repayment of the Loan is accomplished by monthly payments and through offsets by the Company against royalty payments due Thomas C. Usher pursuant to intellectual property license agreements and bonus payments, if any, granted Thomas C. Usher as an employee of the Company.  The amount outstanding under the Loan as of April 30, 2005 was $379,882, as compared to $373,373 at January 31, 2005, including accrued interest.  The Company has taken a cumulative provision of $271,053 against accrued interest on this loan at April 30, 2005, compared to a cumulative provision of $264,543 at January 31, 2005.

        In August 1999, Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the “Receivables”) due to the Company from Novadex Corp.  The Receivables have no specific repayment terms.  The total outstanding amount of the Receivables as of April 30, 2005 and January 31, 2005 was $285,037.  Thomas C. Usher also owes $250,000 to a subsidiary of the Company, Novadex International Limited, as of April 30, 2005, pursuant to a non-interest bearing loan with no specific repayment terms.  The outstanding amount of this loan has not changed from January 31, 2005.

        Thomas C. Usher has pledged 323,051 common shares of the Company as security for these amounts owing to the Company.  These common shares have a market value of $1,867,235 at April 30, 2005, based on the closing price of the Company’s common shares on the NASDAQ SmallCap Market on April 29, 2005, the last trading day prior to April 30, 2005.

        During February 2005, Thomas C. Usher passed away. All assets and liabilities of Thomas C. Usher transferred to his estate. The Company will continue to hold the pledged assets as collateral until the Loan, the Receivables and the non-interest bearing loan discussed above are repaid. The Company has a commitment to pay an amount of $110,000 to Thomas C. Usher’s estate within one year of his death, of which $5,000 was paid in the first quarter of fiscal year 2006.

        The Company also has an outstanding loan payable to Ruth Usher, a former director and the widow of Thomas C. Usher. The amount due from the Company pursuant to this loan decreased to $679,569 at April 30, 2005 from $681,304 at January 31, 2005 due to monthly payments by the Company less interest charges.

Off-Balance Sheet Arrangements

        The Company has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

        As of April 30, 2005, future minimum cash payments due under contractual obligations, including, among others, the Dextran Products line of credit, the loan payable to Ruth Usher, the long-term debt obligation in connection with the Chemdex redemption, research and development agreements and capital lease agreements, are as follows:

Payment due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations (1)	$ 715,201	$ 90,633	$122,666	$122,333	$379,569
Capital lease obligations (2)	301,119	177,821	113,271	10,027	—
Operating Lease obligations (3)	641	513	128	—	—
Purchase obligations (4)	64,668	64,668	—	—	—
Revolving loans (5)	—	—	—	—	—
Total	$1,081,629	$333,635	$236,065	$132,360	$379,569

__________
1.	Consists of:

(a)	Note payable in monthly payments of $5,860 maturing September 19, 2005;

(b)	Note payable in quarterly payments of Cdn. $419 (US $333), bearing interest at 10.43% and maturing December 2009; and

(c)	Amounts due to shareholder which bear interest at the U.S. bank prime lending rate plus 1.5%, with required minimum monthly payments, including interest, of $5,000.

2.	Consists of capital lease obligations for:

(a)	Production equipment of Cdn. $271,371 (US $215,631) repayable in monthly installments, bearing interest at 9% and maturing November 2006;

(b)	Production equipment of Cdn. $60,365 (US $47,966) repayable in monthly installments, bearing interest at 7.59% and maturing November 2006; and

(c)	Office equipment of Cdn. $26,688 (US $21,206) repayable in quarterly installments, bearing interest at 10.43% and maturing December 2009.

3.	Consists of operating lease obligations for office equipment requiring quarterly payments of Cdn. $161 (US $128) terminating June 2006.

4.	Consists of purchase obligations for research and development services payable as specified milestones are achieved.

5.	Consists of Canadian operating line of credit bearing interest at the Canadian banks' prime lending rate plus 0.75%, repayable upon demand. No balance outstanding at April 30, 2005.

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

Critical Accounting Policies

            The Company’s interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, applied on a consistent basis.  The critical accounting policies include the use of estimates of allowance for doubtful accounts, the useful lives of assets and the realizability of deferred tax assets.  The Company’s accounting policies with respect to the Joint Venture and its disposition are also discussed below.

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

Revenue Recognition

            Since March 4, 2004, all revenue is from sales of bulk manufactured products and is recognized when title and risk of ownership of products pass to the customer.  Title and risk of ownership pass to the customer pursuant to the applicable sales contract, either upon shipment of product or upon receipt by the customer.  Since returns are rare and generally not accepted, management has not made provision for returns.  In addition, product sold in bulk quantities is tested, prior to release for shipment, to ensure that it meets customer specifications, and in many cases, customers receive samples for their own testing.  Approval is obtained from the customer prior to shipping.

Allowance for Doubtful Accounts

            Accounts receivable is stated net of allowances for doubtful accounts.  Allowances for doubtful accounts are determined by each reporting unit on a specific item basis.  Management reviews the credit worthiness of individual customers and past payment history to determine the allowance for doubtful accounts.  Since the majority of sales at Dextran Products are export, Dextran Products maintains credit insurance through a crown corporation for the majority of its customers receivables. There has been no allowance for doubtful accounts during the past two fiscal years.

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

The Joint Venture

            In 1992, Vet Labs and Sparhawk entered into the Joint Venture for the manufacture and sale of veterinary pharmaceutical products. Vet Labs and Sparhawk each owned 50% of the Joint Venture during its operation. The Joint Venture was governed by the Agreement for the Operation of Veterinary Laboratories, Inc.‘s Lenexa Facility and Sparhawk Lab of KC as a Joint Venture, dated December 1, 1992, by and among Sparhawk, Chemdex and Vet Labs (the “Joint Venture Agreement”).

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

Recent Accounting Pronouncements

            In December 2004, the Financial Accounting Standards Board [the “FASB”] issued FASB Statement No. 123 (Revised 2004), “Share-Based Payment” [“Statement 123(R)"], which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” [“Statement 123"]. Statement 123(R) supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Effective February 1, 2003, the Company has adopted the fair value accounting method provided for under Statement 123 to apply recognition provisions to its employee stock options granted, modified or settled after February 1, 2003. Statement 123(R) will have no impact on the consolidated financial statements of the Company.

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

While the majority of the sales of Dextran Products, the Company’s Canadian operation, are denominated in United States dollars, the majority of its expenses are incurred in Canadian dollars. The majority of the assets and liabilities of Dextran Products are denominated in Canadian dollars prior to the currency translation adjustment necessary for preparation of the consolidated financial statements of the Company contained in this report. When the Canadian dollar rises in value relative to the United States dollar, the carrying value of the assets and liabilities of Dextran Products as stated in United States dollars increases. A rise in the Canadian dollar relative to the United States dollar also results in a decrease in gross margins and net income of Dextran Products. Dextran Products also experiences a foreign exchange gain when the Canadian dollar rises in relation to the United States dollar because it has a net liability exposure to the United States dollar resulting from a United States dollar denominated intercompany loan. Similarly, a decline in the Canadian dollar relative to the United States dollar results in a foreign exchange loss and increased gross margins and net income at Dextran Products.

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

	Expected Maturity Date
	1/31/06	1/31/07	1/31/08	1/31/09	1/31/10	Thereafter	Total	Fair Value
(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn)	1,903,919	—	—	—	—	—	1,903,919	1,914,207
Average interest rate	2.46%	—	—	—	—	—	2.45%	—
Marketable securities:
Fixed rate ($Cdn)	587,994	583,357	655,383	—	—	—	1,826,735	1,706,856
Average interest rate	2.66%	2.85%	2.86%	—	—	—	2.79%	—
Liabilities:
Long-term debt:
Fixed rate ($Cdn)	156,191	153,352	5,380	5,969	6,621	—	327,513	327,513
Average interest rate	8.78%	8.81%	10.43%	10.43	10.43%	—	8.88%	—

Interest Rate Sensitivity

The Company has interest earning assets consisting of investment grade short-term commercial paper and medium-term fixed income instruments. A significant portion of the Company’s debt is at fixed rates. The variable rate debt represents the shareholder loan payable, which is partially offset by the shareholder loan receivable. Both of these financial instruments carry the same interest rate.  As such, the Company has no significant risk exposure to changes in interest rates.

The following table presents information about the Company’s financial instruments that are sensitive to changes in interest rates. All financial instruments are held for other than trading purposes. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
	1/31/06	1/31/07	1/31/08	1/31/09	1/31/10	Thereafter	Total	Fair Value
Assets:
Short-term investments:
Fixed rate ($Cdn)	1,903,919	—	—	—	—	—	1,903,919	1,914,207
Average interest rate	2.46%	—	—	—	—	—	2.45%	—
Marketable securities:	—	—	—	—	—	—	—	—
Fixed rate ($Cdn)	587,994	583,357	655,383	—	—	—	1,826,735	1,706,856
Average interest rate	2.66%	2.85%	2.86%	—	—	—	2.79%	—
Notes receivable:
Variable rate ($US)	53,498	57,376	61,536	65,997	70,782	64,184	373,374	373,374
Average interest rate	7.25%	7.25%	7.25%	7.25%	7.25%	7.25%	7.25%	—
Liabilities:
Long-term debt:
Fixed rate ($Cdn)	156,191	153,352	5,380	5,969	6,621	—	327,513	318,242
Average interest rate	8.78%	8.81%	10.43%	10.43%	10.43%	—	8.88%	—
Variable rate ($US)	9,105	11,266	12,082	12,958	13,898	621,994	681,305	681,305
Average interest rate	7.25%	7.25%	7.25%	7.25%	7.25%	7.25%	7.25%	—

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

Date:   June 14, 2005

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