Form 10-Q
period 2005-07-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2005-09-14
CIK 317158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ______________________ to ________________________

Commission file number 1-8366

POLYDEX PHARMACEUTICALS LIMITED

______________________________________________________________________________________________________
(Exact name of registrant as specified in its charter)

Commonwealth of the Bahamas	None
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

421 Comstock Road, Toronto, Ontario, Canada	M1L 2H5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (416) 755-2231

______________________________________________________________________________________________________
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value	3,052,296 shares
(Title of Class)	(Outstanding at September 12, 2005)

POLYDEX PHARMACEUTICALS LIMITED
TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Consolidated Balance Sheets July 31, 2005 and January 31, 2005	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) Three and Six months ended July 31, 2005 and 2004	3

	Consolidated Statements of Shareholders’ Equity Six months ended July 31, 2005 and 2004	4

	Consolidated Statements of Cash Flows
	Six months ended July 31, 2005 and 2004	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

Item 4	CONTROLS AND PROCEDURES	34

PART II	OTHER INFORMATION

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	35

Item 6	EXHIBITS	36

	Signatures and Certifications	37

i

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

ii

PART I

FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets (Unaudited)
(Expressed in United States dollars)

	July 31 2005	January 31 2005

Assets

Current assets:
Cash and cash equivalents (note 3)	$1,889,643	$2,401,051
Trade accounts receivable	726,361	922,267
Interest receivable	—	41,511
Inventories:
Finished goods	988,221	1,187,158
Work in process	182,526	123,730
Raw materials	189,272	206,005

Inventories	1,360,019	1,516,893
Prepaid expenses and other current assets	147,075	115,542

Total current assets	4,123,098	4,997,264

Property, plant and equipment, net	2,995,187	3,124,185
Patents and intangible assets, net	64,941	68,959
Assets held for sale	12,253	12,085
Investments available for sale (note 4)	2,309,641	1,909,305
Due from shareholder	605,862	643,867
Deferred tax assets	162,332	56,208

	$10,273,314	$10,811,873

	July 31 2005	January 31 2005
Liabilities and Shareholders’ Equity

Current liabilities:
Bank indebtedness	$24,508	$24,170
Accounts payable	511,421	463,579
Accrued liabilities	258,410	169,370
Payroll and related taxes payable	127,469	195,897
Customer deposits	106,350	97,859
Income taxes payable	25,722	129,702
Current portion of long-term debt	12,524	46,353
Current portion of capital lease obligations	225,378	157,531
Current portion of due to shareholder	7,967	21,385

Total current liabilities	1,299,749	1,305,846

Long-term debt	3,970	4,368
Capital lease obligations	27,941	169,344
Due to shareholder	669,526	659,919
Deferred income taxes	121,507	121,507

	822,944	955,138

Total liabilities	2,122,693	2,260,984

Shareholders’ equity:
Capital stock
Authorized:
100,000 Class A preferred shares of $0.10 each
899,400 Class B preferred shares of $0.0167 each
10,000,000 common shares of $0.0167 each
Issued and outstanding:
899,400 Class B preferred shares	15,010	15,010
3,052,296 common shares (January 31, 2005 — 3,042,296)	50,842	50,676
Contributed surplus	23,356,052	23,303,718
Deficit	(15,708,418)	(15,144,357)
Accumulated other comprehensive income (loss)	437,135	325,842
	8,150,621	8,550,889
	$10,273,314	$10,811,873

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Expressed in United States dollars)

	Three Months Ended July 31 2005	Three Months Ended July 31 2004	Six Months Ended July 31 2005	Six Months Ended July 31 2004

Sales	$1,273,470	$1,338,409	$2,596,154	$3,860,203
Cost of goods sold	1,027,528	864,549	2,107,449	2,511,178

	245,942	473,860	488,705	1,349,025

Expenses:
General and administrative	305,863	278,381	760,799	710,577
Depreciation	129,939	117,307	258,742	234,801
Research and development	26,574	16,636	58,903	30,060
Interest expense	20,135	19,608	39,917	50,299
Selling and promotion	33,487	23,459	54,835	48,626
Foreign exchange (gain) loss	(13,950)	(26,493)	(9,790)	(11,133)
Amortization	2,009	2,008	4,018	12,535

	504,057	430,906	1,167,424	1,075,765

Income (loss) before the following	(258,115)	42,954	(678,719)	273,260

Other income (expense):
Gain on sale of assets (note 7)	3,646	—	3,646	1,859,471
Other income (expense), net	3,508	21,753	39,646	6,681

	7,154	21,753	43,292	1,866,152

Income (loss) before income taxes	(250,961)	64,707	(635,427)	2,139,412

Provision for (recovery of) income taxes	(22,529)	51,948	(71,366)	865,985

Net income (loss) for the period	(228,432)	12,759	(564,061)	1,273,427

Unrealized gain (loss) on investments available for sale	71,815	(4,211)	4,254	(4,211)

Currency translation adjustment	202,066	204,717	107,039	(9,373)

Comprehensive income (loss) for the period	$45,449	$213,265	$(452,768)	$1,259,843

Per share information:
Earnings (loss) per common share:
Basic	$(0.07)	$—	$(0.18)	$0.42
Diluted	$(0.07)	$—	$(0.18)	$0.42

Weighted average number of common shares used in computing net earnings per share for the period:
Basic	3,052,296	3,037,463	3,052,296	3,032,629
Diluted	3,052,296	3,071,158	3,052,296	3,063,484

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Shareholders’ Equity (Unaudited)
(Expressed in United States dollars)

	Six Months Ended July 31, 2005	Six Months Ended July 31, 2004
Preferred Shares:
Balance, beginning and end of period	$15,010	$15,010

Common Shares:
Balance, beginning of period	$50,676	$50,434
Common share options exercised	166	—
Balance, end of period	$50,842	$50,434

Contributed Surplus:
Balance, beginning of period	$23,303,718	$23,236,498
Common share options exercised	52,334	—
Balance, end of period	$23,356,052	$23,236,498

Deficit:
Balance, beginning of period	$(15,144,357)	$(16,284,268)
Net income (loss) for the period	(564,061)	1,260,668
Balance, end of period	$(15,708,418)	$(15,023,600)

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	$325,842	$(110,343)
Unrealized gain (loss) on investments available for sale	4,254	—
Currency translation adjustment for the period	107,039	(214,046)
Balance, end of period	$437,135	$(324,389)

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Cash Flows (Unaudited)
(Expressed in United States dollars)

	Six Months Ended July 31, 2005	Six Months Ended July 31, 2004
Cash provided by (used in):

Operating activities:
Net income (loss) for the period	$(564,061)	$1,273,427
Add (deduct) items not affecting cash:
Depreciation and amortization	262,760	247,336
Imputed interest on long-term debt	1,274	11,853
Deferred income taxes	(104,366)	589,352
Gain on disposal of equipment	(3,646)	—
Gain on sale of veterinary products business	—	(1,859,471)
Net change in non-cash working capital balances related to operations	313,790	(298,196)

	(94,249)	(35,699)

Investing activities:
Additions to property, plant and equipment and patents	(87,542)	(56,611)
Decrease in due from shareholder	38,005	37,460
Unrealized loss on commercial paper available for sale	(534)	(1,184)
Acquisition of investments available for sale	(365,767)	(1,116,255)
Proceeds from sale of equipment	3,645	—
Proceeds from sale of veterinary products business	—	4,599,218

	(412,193)	3,462,628
Financing activities:
Repayment of long-term debt	(35,570)	(260,503)
Repayment of capital lease obligations	(64,623)	(79,306)
Increase (decrease) in due to shareholder	(3,811)	(223)
Increase (decrease) in bank indebtedness	—	(30,189)
Exercise of common share options	52,500	—

	(51,504)	(370,221)
Effect of exchange rate changes on cash	46,538	158,602

Increase in cash and cash equivalents	(511,408)	3,215,310

Cash and cash equivalents, beginning of period	2,401,051	371,528
Cash and cash equivalents, end of period	$1,889,643	$3,586,838

Cash and cash equivalents is comprised of the following:
Cash	$207,747	$326,682
Cash equivalents	1,681,896	3,260,156

	$1,889,643	$3,586,838

See accompanying notes.

1. Basis of Presentation:

The information contained in the interim consolidated financial statements is condensed from that which would appear in annual consolidated financial statements. The interim consolidated financial statements included herein should be read in conjunction with the audited financial statements, and notes thereto, and other financial information contained in the 2005 Annual Report on Form 10-K for the fiscal year ended January 31, 2005 as filed by Polydex Pharmaceuticals Limited (the “Company”) with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of July 31, 2005 and 2004 include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries in which the Company has equal to or more than a 50% ownership interest and exercises control.

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

Investments available for sale

Investments available for sale consist of medium-term fixed income instruments, trust income funds and mutual funds and are stated at fair market value, based on quoted market prices. Interest income is included in other income (expense) in the consolidated statement of operations as it is earned. Changes in market values during the holding period are reported as unrealized gain (loss) on investments available for sale and are included in other comprehensive income (loss). Realized gains (losses) are reclassified from accumulated other comprehensive income (loss) on a specific item basis when the security is sold or matured.

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

Revenue recognition

Revenue is from sales of bulk manufactured products. There was also revenue from finished dosage manufactured products up to March 4, 2004, at which time the Company’s investment in the Vet Labs — Sparhawk Joint Venture was sold (see note 7). Revenue is recognized when title and risk of ownership of products pass to the customer. Title and risk of ownership pass to the customer pursuant to the applicable sales contract, either upon shipment of product or upon receipt by the customer.

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

Foreign currency translation

The functional currency of the Company’s Canadian operations has been determined to be the Canadian dollar. All asset and liability accounts of the Company have been translated into United States dollars using the current exchange rates at the interim consolidated balance sheet dates. Revenue and expense items are translated using the average exchange rates for the period. The resulting gains and losses have been reported separately as accumulated other comprehensive income within shareholders’ equity.

Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of the grant or the date at which the performance of the services is completed and is recognized over the periods in which the related services are rendered. The Company uses the fair value method for equity instruments granted to employees and non-employees and uses the Black Scholes model for measuring the fair value. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

Earnings (loss) per common share

Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding of 3,052,296 for the three months ended July 31, 2005 (2004–3,037,463). Diluted earnings (loss) per common share is computed using the weighted average number of common shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock. Incremental shares of nil and 30,854 at July 31, 2005 and July 31, 2004, respectively, were used in the calculation of diluted earnings (loss) per common share. Options to purchase 46,300 and 3,885 common shares at July 31, 2005 and July 31, 2004, respectively, were not included in the computation of diluted earnings (loss) per common share because their effect was anti-dilutive.

3. Cash and Cash Equivalents:

Cash and cash equivalents consist of the following:

	July 31 2005	January 31 2005
Cash	$207,747	$129,818
Short-term deposits	1,681,896	2,271,233
	$1,889,643	$2,401,051

Short-term deposits in the amount of Cdn. $2,058,808 bear interest at 2.40% and mature on September 14, 2005. Short-term deposits consist of commercial paper and are available for sale and are stated at fair market value, based on quoted market prices.

4. Investments Available For Sale:

Investments available for sale consist of the following:

	July 31 2005	January 31 2005
Canadian medium-term fixed income instruments	$1,784,254	$1,909,305
Canadian income trust and mutual fund units	525,387	—
	$2,309,641	$1,909,305

Canadian medium-term fixed income instruments have maturity dates extending from one to two years and interest rates ranging from 2.26% to 2.86%. Investments available for sale are stated at fair market value, based on quoted market prices. The unrealized gain of $4,254 for the six months ending July 31, 2005 has been included in accumulated other comprehensive income.

5. Commitments and Contingencies:

During September 2004, the Company entered into an agreement with a research organization to conduct a pilot clinical study on the use of cellulose sulphate for the treatment of bacterial vaginosis. Payments totaling $43,112 were made to the research organization and the principal investigator in September 2004. The Company is committed to make an additional payment of $43,112 upon the completion of patient enrolment, which is expected to occur during the third quarter of fiscal year 2006, and a final payment of $21,556 upon completion of the clinical study, which is expected to be in fourth quarter of fiscal year 2006.

In July 2005, the Company committed to the purchase of a pharmaceutical stainless steel spray dryer in the amount of approximately $132,000 with full payment expected to be made during the third quarter of fiscal 2006.

6. Stock-based Employee Compensation:

The Company maintains an incentive share option plan for management personnel for options to purchase up to 1,000,000 common shares. The Company also issues options to certain consultants for services provided to the Company.

All options granted have terms of five years and vest immediately. At July 31, 2005, the Company had 46,300 options outstanding at exercise prices ranging from $2.50 to $7.72 and a weighted average exercise price of $3.99. The options, which are immediately exercisable and expire on dates between January 11, 2006 and January 31, 2010, entitle the holder of an option to acquire one common share of the Company.

The Company uses the fair value method in accordance with SFAS 123 to account for awards of stock-based employee compensation. No stock-based employee compensation expense was recorded during the period from February 1, 2005 to July 31, 2005, because there were no options granted during this period. Similarly, no stock-based employee compensation expense was recorded during the period from February 1, 2004 to July 31, 2004, because there were no options granted during this period.

7. Vet Labs — Sparhawk Joint Venture:

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

Dextran —	manufactures and sells bulk quantities of dextran and several of its derivatives to large pharmaceutical companies throughout the world.

Chemdex —	manufactures and sells veterinary pharmaceutical products and specialty chemicals in the United States. The primary customers are distributors and private labelers, who in turn sell to the end user of the products.

After March 4, 2004, Chemdex only sells bulk quantities of a specific dextran derivative to Sparhawk under the Supply Agreement, as described in note 7.

	Three Months Ended July 31, 2005	Three Months Ended July 31, 2004	Six Months Ended July 21, 2005	Six Months Ended July 21, 2004
Sales:
Dextran	$1,265,504	$1,333,866	$2,582,830	$2,863,690
Less: intercompany sales elimination	151,377	101,735	253,170	201,666
	1,114,127	1,232,131	2,329,660	2,662,024
Chemdex	159,343	106,278	266,494	1,198,179
Total consolidated sales	$1,273,470	$1,338,409	$2,596,154	$3,860,203

Income (loss) before income taxes:
Dextran	$(112,897)	$145,832	$(308,156)	$415,111
Chemdex	44,304	9,890	84,654	1,990,281
Total pre-tax income (loss) from segments	(68,593)	155,722	(223,502)	2,405,392
Less: Unallocated corporate expenses	182,368	91,015	411,925	265,980
Total consolidated pre-tax income (loss)	$(250,961)	$64,707	$(635,427)	$2,139,412

Total revenue by significant customer:
Customer A	$293,488	$285,254	$475,258	$531,937
Customer B	$189,980	$85,760	$297,500	$85,760
Customer C	$159,344	$106,278	$266,494	$234,917
Customer D	$86,400	$117,000	$259,400	$289,000

Sales revenue by product group:
Bulk dextran and derivatives	$1,273,470	$1,338,409	$2,596,154	$2,768,302
Sterile injectible veterinary products	—	—	—	663,629
Oral and topical veterinary products	—	—	—	428,272
Total consolidated sales	$1,273,470	$1,338,409	$2,596,154	$3,860,203

	July 31, 2005	January 31, 2005
Assets:
Dextran	$9,255,234	$9,933,254
Chemdex	281,682	233,539
Total assets from segments	9,536,916	10,166,793
Corporate assets	736,398	645,080
Total consolidated assets	$10,273,314	$10,811,873

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

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”, which applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This

Statement is effective for fiscal years beginning after December 15, 2005. The Company does not anticipate that this guidance will impact the consolidated financial statements of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s fiscal year ends on January 31st of each year. In this report, fiscal year 2006 refers to the Company’s fiscal year ended January 31, 2006. The following discussion should be read in conjunction with the July 31, 2005 interim consolidated financial statements and notes thereto included elsewhere in this report. Operating results for the six months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2005. The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles. All amounts are in United States dollars, unless otherwise denoted.

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

Management Objectives for Fiscal 2006. In fiscal year 2006, management intends to focus on the core businesses of Dextran Products that have historically been the backbone of the Company. Opportunities to increase distribution chains for existing Dextran products in certain overseas markets, such as India, China and Russia are being explored by management. Expanding current market opportunities and the potential for new market penetration has led management to initiate plant refurbishments and the expansion of production capacity a priority for fiscal year 2006 with respect to Dextran Products operations.

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

Following the sale of the United States finished product veterinary pharmaceutical business, the operations of Chemdex are limited to sales of the raw materials ferric hydroxide and hydrogenated dextran solution to Sparhawk under the terms of a long-term supply agreement between the parties.

Results of Operations

Three months ended July 31, 2005 compared to three months ended July 31, 2004

	Three Months Ended July 31, 2005	Three Months Ended July 31, 2004

Net income (loss)	$(228,432)	$12,759

Earnings (loss) per share	$(0.07)	$0.00

The net loss for the second quarter of fiscal year 2006 ended July 31, 2005, as compared to the second quarter in fiscal year 2005 is attributable to the net loss at Dextran Products and increased corporate expenses. The year to date net income for fiscal year 2005 is a result of the gain on sale of the Vet Labs assets in March 2004.

Income (loss) before income taxes	Three Months Ended July 31, 2005	Three Months Ended July 31, 2004	Variance

Consolidated	$(250,961)	$64,707	(488)%
Dextran Products	(112,897)	145,832	(177)%
Chemdex	44,304	9,890	348%

The decrease in operating results in the first quarter of fiscal year 2006 is primarily attributable to the decrease in sales at Dextran Products and increased corporate expenses.

Dextran Products. The decrease in operating results at Dextran Products is due to decreased gross profit during the second quarter of fiscal year 2006. Gross profit decreased due to a reduction in sales and gross margins. The decrease in gross margins is a result of the lower sales volume and the rise in the value of the Canadian dollar relative to the United States dollar. Sales at Dextran Products are primarily denominated in the United States dollar, while the majority of expenses are incurred in Canadian dollars. Therefore, when the value of the Canadian dollar rises against the United States dollar, the gross margin percentage at Dextran Products declines.

Chemdex. The increase in operating results at Chemdex was due to a decrease in administrative wages.

Sales	Three Months Ended July 31, 2005	Three Months Ended July 31, 2004	Variance
Consolidated	$1,273,470	$1,338,409	(5)%
Dextran Products	$1,114,127	$1,232,131	(10)%
Percentage of Company sales	87%	92%
Chemdex	$159,343	$106,278	50%
Percentage of Company sales	13%	8%

The sales decrease in the second quarter of fiscal year 2006 was attributable to the Dextran Products operating segment due to pricing and the timing of shipments.

Dextran Products. Sales of dextran and related products in the second quarter of fiscal year 2006 were less than the sales levels achieved during the second quarter of fiscal year 2005. First, bulk purchasing has now become prevalent with our customers, resulting in fewer but larger shipments that reduce shipping costs slightly while lowering pricing due to volume discounts. Second, the timing of shipments is affected due to their lower frequency.

Chemdex. Increased sales in the second quarter of fiscal 2006 was due to increased customer demand, consisting of one extra shipment to Sparhawk, as compared to the second quarter of fiscal 2005.

Gross profit	Three Months Ended July 31, 2005	Three Months Ended July 31, 2004	Variance
Consolidated	$245,942	$473,860	(48)%
Percentage of sales	19%	35%
Dextran Products	$238,202	$437,440	(46)%
Percentage of sales	21%	36%
Chemdex	$7,740	$11,909	(35)%
Percentage of sales	5%	11%

The second quarter fiscal year 2006 decrease in consolidated gross profit is a result of the decline in sales and margins at Dextran Products. The decrease in gross profit percentage during the second quarter of fiscal year 2006 is primarily due to the decrease in the gross profit percentage realized by Dextran Products.

Dextran Products. Decreased gross profit percentages were experienced at the Dextran Products operating segment because of the decreased sales volume, which increases the average cost per unit because of fixed manufacturing costs, increased costs of raw materials and the rise in the Canadian dollar relative to the United States dollar. In addition, significant equipment repair costs were incurred during the second quarter of fiscal year 2006. Management expects these repair costs to reduce with the planned replacement of equipment as part of the contemplated plant refurbishment.

Chemdex. The only activity in the Chemdex operating segment now is the resale of raw materials produced by Dextran Products. Chemdex earns 5% margin on these sales.

	Three Months Ended July 31, 2005	Three Months Ended July 31, 2004	Variance
Selling, promotion, general and administrative expenses	$339,350	$301,840	12%

The increase during the second quarter of fiscal year 2006 in selling, promotion, general and administrative expenses is primarily due to the costs related to an offsite Directors’ strategy session.

Research and development	Three Months Ended July 31, 2005	Three Months Ended July 31, 2004	Variance
Research and development expenditures	$26,574	$16,636	60%

The increase in research and development expenses during the second quarter of fiscal year 2006 is a result of continued work on the cellulose sulphate project, including consulting fees and further costs of a pilot clinical study on the use of cellulose sulphate for the treatment of bacterial vaginosis. This clinical study is related to an alternate use of cellulose sulphate and therefore is outside the scope of funding provided by the Company’s research and development partners for the investigation of this product as a contraceptive gel with antiviral properties. Expenses for this clinical study are expected to increase during the remainder of fiscal year 2006.

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

Significant funding from research and development partners, including third party public and/or private sector groups, for the current phase of the project investigating the use of cellulose sulphate as a contraceptive gel with antiviral properties project is expected to continue at necessary levels for the foreseeable future. The Company’s total research and development expenditures are expected to increase in fiscal year 2006 over fiscal year 2005 due to additional product development activities the Company expects to perform and fund outside of its partnership relationships.

	Three Months Ended July 31, 2005	Three Months Ended July 31, 2004	Variance
Depreciation and amortization expense	$129,939	$117,307	11%

The increase in depreciation and amortization expense in the second quarter of fiscal year 2006 is attributable to depreciation on equipment additions at Dextran Products subsequent to the second quarter of fiscal year 2005.

	Three Months Ended July 31, 2005	Three Months Ended July 31, 2004	Variance
Interest expense	$20,135	$19,608	3%

The slight increase in interest expense in second quarter of fiscal year 2006 is primarily attributable to the rise in value of the Canadian dollar relative to the United States dollar, offset by the decrease in long-term debt and capital lease obligations.

	Three Months Ended July 31, 2005	Three Months Ended July 31, 2004	Variance
Foreign exchange gain	$13,950	$26,493	(47)%

A foreign exchange gain was realized at Dextran Products during the second quarter of fiscal 2006 because the value of the Canadian dollar increased relative to the United States dollar. However compared to the second quarter of fiscal year 2005, the value of the Canadian dollar rose by a lesser amount. At July 31, 2005, Dextran Products has a net liability exposure to the United States dollar because intercompany payables denominated in United States dollars exceed its United States dollar denominated accounts receivable balance.

	Three Months Ended July 31, 2005	Three Months Ended July 31, 2004	Variance
Other income (expense)	$7,154	$21,753	(67)%

Other income in the second quarter of fiscal year 2006 is primarily related to a gain on the disposal of equipment, and interest income earned at Dextran Products. The decrease in interest income is related to the periodic adjustment of interest premiums on original purchase amounts.

Provision for (recovery of) income taxes	Three Months Ended July 31, 2005	Three Months Ended July 31, 2004	Variance
Consolidated	$(22,529)	$51,948	(143)%
Dextran Products	(39,529)	47,448	(183)%
Chemdex	17,000	4,500	278%

The tax recovery in the second quarter of fiscal year 2006 is a result of the tax losses at Dextran Products during the second quarter of fiscal 2006. The Canadian operations continue to have significant research and development tax pools to offset current taxes payable. Chemdex had increased taxable income during the second quarter of fiscal year 2006, as compared to the second quarter of fiscal year 2005, resulting in an increased tax provision.

Liquidity and Capital Resources

As of July 31, 2005, the Company had cash and cash equivalents of $1,889,643, compared to cash and cash equivalents of $2,401,051 at January 31, 2005. In the second quarter of fiscal year 2006 the Company generated cash of $76,058 in its operating activities, compared to $144,514 for the second quarter of fiscal year 2005. The decrease of cash generated from operations during the second quarter of fiscal year 2006 is primarily due to the loss incurred during the quarter. Significant cash was utilized for investing activities related to new equipment and the acquisition of additional investments available for sale. Although there was a large increase in net income in the first quarter of fiscal year 2005, the increase resulted from the sale of the Vet Labs assets and its interest in the Joint Venture, which was an investing activity. Depreciation and amortization continues to be a large non-cash expense of the Company.

The Company had $2,823,349 of working capital and a current ratio of 3.2 to 1 as of July 31, 2005 compared to $3,691,418 and 3.8 to 1 as of January 31, 2005.

In July 2005, the Company committed to the purchase of a pharmaceutical stainless steel spray dryer in the amount of approximately $132,000 with full payment expected to be made during the third quarter of fiscal 2006. The Company at present does not have any other material commitments for capital expenditures, although management intends to continue the plant refurbishment process at Dextran Products in Toronto.

Management expects the primary source of its future capital needs to be a combination of company earnings, existing cash reserves and borrowings. The Company believes that, based upon the current levels of revenues and spending, its existing working capital resources will be sufficient to support continuing operations for the foreseeable future.

At July 31, 2005, the Company had accounts receivable of $726,361 and inventory of $1,360,019, compared to $922,267 and $1,516,893 at January 31, 2005 and $698,866 and $1,351,927 at July 31, 2004. The decrease in accounts receivable during the second quarter ended July 31, 2005 is due to decreased sales during the quarter. Accounts receivable and inventory levels at July 31, 2005 are consistent with the levels at July 31, 2004.

At July 31, 2005, the Company had accounts payable of $511,421 compared to $463,579 at January 31, 2005 and $368,554 at July 31, 2004. The increase in accounts payable was due to timing of supplier payments, including the acquisition of new equipment.

During the second quarter of fiscal year 2006, capital expenditures totaled $72,610, as compared to $15,536 in the second quarter of fiscal year 2005. The majority of capital expenditures were for production equipment at the Dextran Products plant in Toronto during both of these periods. Management intends to continue its plant refurbishment and expansion plan during the remainder of fiscal year 2006, and expects capital expenditures to increase during this period.

The change in accumulated other comprehensive income of the Company is primarily attributable to the currency translation adjustment of Dextran Products. Dextran Products’ functional currency is the Canadian dollar. This currency translation adjustment arises from the translation of Dextran Products’ financial statements to U.S. dollars.

Dextran Products has a Cdn. $1,250,000 (U.S. $1,021,000) line of credit, of which Cdn. $30,000 (U.S. $24,500) was utilized at July 31, 2005. At January 31, 2005, Cdn. $30,000 (U.S. $24,000) of this line of credit was utilized. This line of credit bears interest at the Canadian banks’ prime lending rate plus 0.75% (July 31, 2005 — 5%; January 31, 2005 — 5%). This indebtedness is collateralized by a general security agreement over the Company’s assets and a collateral mortgage of Cdn. $500,000 on the Dextran Products building in Toronto. This line of credit is used periodically by the Company to cover temporary short-term Canadian dollar cash needs. For these short-term cash needs, the interest expense on the credit line is typically less than the transaction costs incurred in selling short-term investments.

Chemdex entered into a long-term debt obligation relating to the redemption of the 10% minority interest in Chemdex in fiscal year 2004. The redemption amount was $146,500, which is to be paid in 25 equal monthly installments of $5,860. The Company has made 23 payments through July 31, 2005. Since this installment contract is non-interest bearing, it has been discounted using a discount rate of 9%. The present value of this installment contract is $11,631, which has been recorded as a current liability.

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

Related Party Transactions

In August 1997, the Company loaned the late Thomas C. Usher, its former Vice-Chairman, Director of Research and Development, a member of its Board of Directors and the beneficial owner of greater than 5% of the outstanding common shares of the Company, $691,500 at an interest rate equal to the prime rate of Toronto Dominion Bank plus 1.50% (the “Loan”). The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher. Repayment of the Loan is accomplished by monthly payments and through offsets by the Company against royalty payments due Thomas C. Usher pursuant to intellectual property license agreements and bonus payments, if any, granted Thomas C. Usher as an employee of the Company. The amount outstanding under the Loan as of July 31, 2005 was $349,057, as compared to $373,373 at January 31, 2005, including accrued interest. The Company has taken a cumulative provision of $278,232 against accrued interest on this loan at July 31, 2005, compared to a cumulative provision of $264,543 at January 31, 2005.

In August 1999, Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the “Receivables”) due to the Company from Novadex Corp. The Receivables have no specific repayment terms. The total outstanding amount of the Receivables as of July 31, 2005 and January 31, 2005 was $285,037. Thomas C. Usher also owes $250,000 to a subsidiary of the Company, Novadex International Limited, as of July 31, 2005, pursuant to a non-interest bearing loan with no specific repayment terms. The outstanding amount of this loan has not changed from January 31, 2005.

Thomas C. Usher had pledged 315,450 common shares of the Company as security for these amounts owing to the Company. These common shares have a market value of $1,577,250 at July 31, 2005, based on the closing price of the Company’s common shares on the Nasdaq SmallCap market on July 29, 2005, the last trading day prior to July 31, 2005.

During February 2005, Thomas C. Usher passed away. All assets and liabilities of Thomas C. Usher transferred to his estate. The Company will continue to hold the pledged assets as collateral until the loan is repaid. The Company has a commitment to pay an amount of $110,000 to Thomas C. Usher’s estate within one year of his death. At July 31, 2005, $22,200 of this benefit has been paid to the estate.

The Company also has an outstanding loan payable to Ruth Usher, a member of the Board of Directors until her retirement on October 31, 2003, the beneficial owner of greater than 5% of the outstanding common shares of the Company, and the widow of Thomas C. Usher. The amount due from the Company pursuant to this loan decreased to $677,470 at July 31, 2005 from $681,304 at January 31, 2005 due to monthly payments by the Company less interest charges.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

As of July 31 2005, future minimum cash payments due under contractual obligations, including, among others, the Dextran Products line of credit, the loan payable to Ruth Usher, the long-term debt obligation in connection with the Chemdex redemption, research and development agreements and capital lease agreements, are as follows:

Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$711,909	$90,670	$122,741	$121,028	$377,470
Capital lease obligations (2)	257,985	232,208	22,832	2,945	—
Operating Lease obligations (3)	528	528	—	—	—
Purchase obligations (4)	196,668	196,668	—	—	—
Revolving loans (5)	24,508	24,508	—	—	—
Total	$1,191,598	$544,582	$145,573	$123,973	$377,470

1.	Consists of:

(a)	Note payable in monthly payments of $5,860 maturing September 19, 2005;

(b)	Note payable in quarterly payments of Cdn. $419 (US $342), bearing interest at 10.43% and maturing December 2009; and

(c)	Amounts due to shareholder which bear interest at the U.S. bank prime lending rate plus 1.5%, with required minimum monthly payments, including interest, of $5,000.

2.	Consists of capital lease obligations for:

(a)	Production equipment of Cdn. $236,455 (US $193,166) repayable in monthly installments, bearing interest at 9% and maturing November 2006;

(b)	Production equipment of Cdn. $54,107 (US $44,201) repayable in monthly installments, bearing interest at 7.59% and maturing November 2006; and

(c)	Office equipment of Cdn. $25,237 (US $20,617) repayable in quarterly installments, bearing interest at 10.43% and maturing December 2009.

3.	Consists of operating lease obligations for office equipment requiring quarterly payments of Cdn. $161 (US $132) terminating June 2006.

4.	Consists of:

(a)	Purchase obligations of $64,668 for research and development services payable as specified milestones are achieved.

(b)	Purchase obligation of GBP 75,000 (US $132,000) for production equipment, half payable in September 2005, and the remainder upon shipment.

5.	Consists of Canadian operating line of credit bearing interest at the Canadian banks’ prime lending rate plus 0.75%, repayable upon demand.

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

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”, which applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement is effective for fiscal years beginning after December 15, 2005. The Company does not anticipate that this guidance will impact the consolidated financial statements of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

	Expected Maturity Date
	1/31/06	1/31/07	1/31/08	1/31/09	1/31/10	Thereafter	Total	Fair Value
	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn)	1,680,226	—	—	—	—	—	1,680,226	1,681,895
Average interest rate	2.40%	—	—	—	—	—	2.40%
Marketable securities:
Fixed rate ($Cdn)	604,518	599,751	661,256	—	—	—	1,865,525	1,764,657
Average interest rate	2.66%	2.85%	2.86%	—	—	—	2.79%
Liabilities:
Long-term debt:
Fixed rate ($Cdn)	160,580	157,661	5,531	6,137	6,807	—	336,716	327,513
Average interest rate	8.78%	8.81%	10.43%	10.43%	10.43%	—	8.88%

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

	Expected Maturity Date
	1/31/06	1/31/07	1/31/08	1/31/09	1/31/10	Thereafter	Total	Fair Value
	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn)	1,680,226	—	—	—	—	—	1,680,226	1,681,895
Average interest rate	2.40%	—	—	—	—	—	2.40%
Marketable securities:
Fixed rate ($Cdn)	604,518	599,751	661,256	—	—	—	1,865,525	1,764,657
Average interest rate	2.66%	2.85%	2.86%	—	—	—	2.79%
Notes receivable:
Variable rate ($US)	84,737	60,045	64,548	69,389	74,594	20,060	373,373	373,373
Average interest rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Liabilities:
Long-term debt:
Fixed rate ($Cdn)	160,580	157,661	5,531	6,137	6,807	—	336,716	321,329
Average interest rate	8.78%	8.81%	10.43%	10.43%	10.43%	—	8.88%
Variable rate ($US)	7,404	9,459	10,169	10,931	11,751	631,568	681,283	681,283
Average interest rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%

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

PART II
OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)	The 2005 Annual General Meeting of the Members was held on July 8, 2005.

(c)	No matters were voted upon at the 2005 Annual Meeting of the Members other than (i) the election of Mr. Derek John Michael Lederer as a director of the Company to hold office for a three-year term expiring at the Annual General Meeting of the Members held in 2008 or until successors are duly elected and qualified, and (ii) the ratification of the appointment of Sloan Partners LLP as the independent registered accounting firm of the Company. The tabulation of votes in person or by proxy at the Annual Meeting with respect to such matters are as follows:

Proposal 1 — Election of Derek John Michael Lederer:

Class	Votes For		Votes Against	Abstentions and Non-Votes
Common Shares	2,329,521		5,845	—
Class B Preferred Shares	1,798,800	(1)	—	—

(1)	Class B Preferred Shares are entitled to two (2) votes per share.

Proposal 2 — Ratification of Independent Registered Accounting Firm:

Class	Votes For		Votes Against	Abstentions and Non-Votes
Common Shares	2,331,121		3,415	830
Class B Preferred Shares	1,798,800	(1)	—	—

(1)	Class B Preferred Shares are entitled to two (2) votes per share.

(d)	Not applicable.

Item 6.  Exhibits.

3.1	Memorandum of Association of Polydex Pharmaceuticals Limited, as amended to date (filed as Exhibit 3.1 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)

3.2	Articles of Association of Polydex Pharmaceuticals Limited, as amended to date (filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q filed September 13, 1999, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 14, 2005

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