Form 10-Q/A
period 2005-07-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2005-09-21
CIK 317158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q /A
(Amendment No. 1)

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value	3,052,296 shares
(Title of Class)	(Outstanding at September 12, 2005)

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Polydex Pharmaceuticals Limited for the quarterly period ended July 31, 2005 is being filed for the sole purpose of correcting typographical errors on the cover page to this report. With the exception of the foregoing, the content of this Form 10-Q/A and related exhibits has not changed from the original filing, and, for the convenience of the reader, this Form 10-Q/A includes the original filing in its entirety. This Form 10-Q/A speaks as of the original filing date of the report and has not been updated to reflect events occurring subsequent to the original filing date.

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

Date: September 21 , 2005

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