Form 10-Q
period 2005-10-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2005-12-14
CIK 317158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ____________________

Commission File Number 1-8366

POLYDEX PHARMACEUTICALS LIMITED
(Exact Name of Registrant as Specified in Its Charter)

Commonwealth of the Bahamas	None
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

421Comstock Road, Toronto, Ontario, Canada	M1L2H5
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value	3,052,296 shares
(Title of Class)	(Outstanding at December 13, 2005)

POLYDEX PHARMACEUTICALS LIMITED

TABLE OF CONTENTS

		PAGE

PART I	FINANCIAL INFORMATION

Item 1	CONSOLIDATED FINANCIAL STATEMENTS
	(UNAUDITED)

	Consolidated Balance Sheets
	October 31, 2005 and January31, 2005	1

	Consolidated Statements of Operations
	and Comprehensive Income (Loss)
	Three and Nine months ended October 31, 2005 and 2004	3

	Consolidated Statements of Shareholders’ Equity
	Nine months ended October 31, 2005 and 2004	4

	Consolidated Statements of Cash Flows
	Nine months ended October 31, 2005 and 2004	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	30

Item 4	CONTROLS AND PROCEDURES	33

PART II	OTHER INFORMATION

Item 6	EXHIBITS	34

	Signatures and Certifications	35

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to statements regarding the Company’s future growth, results of operations, liquidity and capital resources, expectations of regulatory approvals and the commencement of sales of products. The Company has tried to identify such forward-looking statements by use of words such as “believes,”“anticipates,”“intends,”“plans,”“will,”“should,”“expects” and similar expressions, but these words are not the exclusive means of identifying such statements. The Company cautions that these and similar statements in this Quarterly Report on Form 10-Q and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by various risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, without limitation, changing market conditions, the progress of clinical trials and the results obtained, the establishment of new corporate alliances, the impact of competitive products and pricing, and the timely development, regulatory approval and market acceptance of the Company’s products, as well as the other risks discussed herein, none of which can be assured. The forward-looking statements contained herein speak only as to the date of this report. Except as otherwise required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

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

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited).

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets (Unaudited)
(Expressed in United States dollars)

	October 31	January 31
	2005	2005

Assets

Current assets:
Cash and cash equivalents (note 3)	$1,454,560	$2,401,051
Trade accounts receivable	584,363	922,267
Interest receivable	—	41,511
Income taxes recoverable	132,000	—
Inventories:
Finished goods	1,184,029	1,187,158
Work in process	338,451	123,730
Raw materials	189,934	206,005

	1,712,414	1,516,893
Prepaid expenses and other current assets	156,319	115,542

Total current assets	4,039,656	4,997,264

Property, plant and equipment, net	3,153,227	3,124,185
Patents and intangible assets, net	62,931	68,959
Assets held for sale	12,699	12,085
Investments available for sale (note 4)	2,345,182	1,909,305
Due from shareholder	605,862	643,867
Deferred tax assets	190,508	56,208

	$10,410,065	$10,811,873

	October 31	January 31
	2005	2005

Liabilities and Shareholders' Equity

Current liabilities:
Bank indebtedness	$84,660	$24,170
Accounts payable	588,124	463,579
Accrued liabilities	356,355	169,370
Payroll and related taxes payable	134,796	195,897
Customer deposits	97,859	97,859
Income taxes payable	123,800	129,702
Current portion of long-term debt	950	46,353
Current portion of capital lease obligations	201,228	157,531
Current portion of due to shareholder	4,597	21,385

Total current liabilities	1,592,369	1,305,846

Long-term debt	3,867	4,368
Capital lease obligations	19,464	169,344
Due to shareholder	671,656	659,919
Deferred income taxes	—	121,507

	694,987	955,138

Total liabilities	2,287,356	2,260,984

Shareholders' equity:
Capital stock
Authorized:
100,000 Class A preferred shares of $0.10 each
899,400 Class B preferred shares of $0.0167 each
10,000,000 common shares of $0.0167 each
Issued and outstanding:
899,400 Class B preferred shares	15,010	15,010
3,052,296 common shares (January 31, 2005 - 3,042,296)	50,842	50,676
Contributed surplus	23,356,052	23,303,718
Deficit	(15,969,869)	(15,144,357)
Accumulated other comprehensive income	670,674	325,842

	8,122,709	8,550,889

	$10,410,065	$10,811,873

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Expressed in United States dollars)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	October 31	October 31	October 31	October 31
	2005	2004	2005	2004

Sales	$1,062,075	$1,205,859	$3,658,229	$5,066,062
Cost of goods sold	989,275	1,105,899	3,336,086	3,841,073

	72,800	99,960	322,143	1,224,989

Expenses:
General and administrative	333,349	337,072	1,094,148	1,047,649
Research and development	89,955	55,049	148,858	85,109
Selling and promotion	25,966	34,750	80,801	83,376
Interest expense	20,891	20,667	60,808	70,966
Depreciation	12,924	7,476	36,322	18,281
Amortization	—	2,008	—	14,543
Foreign exchange (gain) loss	(5,576)	(64,731)	(15,366)	(75,864)
Gain on sale of assets (note 7)	(57)	—	(3,703)	(1,859,471)
Interest and other income	(20,907)	(25,705)	(60,553)	(32,386)

	456,545	366,586	1,341,315	(647,797)

Income (loss) before income taxes	(383,745)	(266,626)	(1,019,172)	1,872,786

Provision for (recovery of) income taxes	(122,294)	(26,074)	(193,660)	839,911

Net income (loss) for the period	(261,451)	(240,552)	(825,512)	1,032,875

Unrealized gain (loss) on investments available for sale	(36,044)	(8,698)	(31,790)	(12,909)

Currency translation adjustment	269,583	633,825	376,622	624,496

Comprehensive income (loss) for the period	$(27,912)	$384,575	$(480,680)	$1,644,462

Per share information:
Earnings (loss) per common share:
Basic	$(0.09)	$(0.08)	$(0.27)	$0.34
Diluted	$(0.09)	$(0.08)	$(0.27)	$0.34

Weighted average number of common shares used in
computing net earnings per share for the period:
Basic	3,052,296	3,042,296	3,052,296	3,035,852
Diluted	3,052,296	3,042,296	3,052,296	3,063,484

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Shareholders' Equity (Unaudited)
(Expressed in United States dollars)

	Nine Months Ended	Nine Months Ended
	October 31	October 31
	2005	2004

Preferred Shares:
Balance, beginning and end of period	$15,010	$15,010

Common Shares:
Balance, beginning of period	$50,676	$50,434
Common share options exercised	166	242

Balance, end of period	$50,842	$50,676

Contributed Surplus:
Balance, beginning of period	$23,303,718	$23,236,498
Common share options exercised	52,334	53,008

Balance, end of period	$23,356,052	$23,289,506

Deficit:
Balance, beginning of period	$(15,144,357)	$(16,284,268)
Net income (loss) for the period	(825,512)	1,032,875

Balance, end of period	$(15,969,869)	$(15,251,393)

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	$325,842	$(110,343)
Unrealized gain (loss) on investments available for sale	(31,790)	(12,909)
Currency translation adjustment for the period	376,622	624,496

Balance, end of period	$670,674	$501,244

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Cash Flows (Unaudited)
(Expressed in United States dollars)

	Nine Months Ended	Nine Months Ended
	October 31	October 31
	2005	2004

Cash provided by (used in):

Operating activities:
Net income (loss) for the period	$(825,512)	$1,032,875
Add (deduct) items not affecting cash:
Depreciation and amortization	401,980	376,829
Imputed interest on long-term debt	1,363	11,853
Deferred income taxes	(249,311)	566,140
Gain on disposal of equipment	(3,703)	—
Gain on sale of veterinary products business	—	(1,859,471)
Net change in non-cash working capital balances
related to operations	329,902	(129,750)

	(345,281)	(1,524)

Investing activities:
Additions to property, plant and equipment and patents	(269,940)	(146,463)
Decrease in due from shareholder	38,005	37,460
Unrealized loss on commercial paper available for sale	(479)	(736)
Acquisition of investments available for sale	(361,426)	(1,712,958)
Proceeds from sale of equipment	3,703	—
Proceeds from sale of veterinary products business	—	4,599,218

	(590,137)	2,776,521

Financing activities:
Repayment of long-term debt	(47,513)	(276,682)
Repayment of capital lease obligations	(119,340)	(118,230)
Increase (decrease) in due to shareholder	(5,051)	(1,284)
Increase (decrease) in bank indebtedness	—	(118,850)
Exercise of common share options	52,500	—

	(119,404)	(515,046)

Effect of exchange rate changes on cash	108,331	335,719

Increase in cash and cash equivalents	(946,491)	2,595,670

Cash and cash equivalents, beginning of period	2,401,051	371,528

Cash and cash equivalents, end of period	$1,454,560	$2,967,198

Cash and cash equivalents is comprised of the following:
Cash	$188,351	$162,745
Cash equivalents	1,266,209	2,804,453

	$1,454,560	$2,967,198

See accompanying notes.

1. Basis of Presentation:

The information contained in the interim consolidated financial statements is condensed from that which would appear in annual consolidated financial statements. The interim consolidated financial statements included herein should be read in conjunction with the audited financial statements, and notes thereto, and other financial information contained in the 2005 Annual Report on Form 10-K for the fiscal year ended January 31, 2005 as filed by Polydex Pharmaceuticals Limited (the “Company”) with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of October 31, 2005 and 2004 include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries in which the Company has equal to or more than a 50% ownership interest and exercises control.

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

Investments available for sale

Investments available for sale consist of medium-term fixed income instruments, trust income funds and mutual funds and are stated at fair market value, based on quoted market prices. Interest income is included in interest and other income in the consolidated statement of operations as it is earned. Changes in market values during the holding period are reported as unrealized gain (loss) on investments available for sale and are included in other comprehensive income (loss). Realized gains (losses) are reclassified from accumulated other comprehensive income (loss) on a specific item basis when the security is sold or matured.

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

Revenue recognition

Revenue is from sales of bulk manufactured products. There was also revenue from finished dosage manufactured products up to March 4, 2004, at which time the Company’s investment in the Vet Labs - Sparhawk Joint Venture was sold (see note 7). Revenue is recognized when title and risk of ownership of products pass to the customer. Title and risk of ownership pass to the customer pursuant to the applicable sales contract, either upon shipment of product or upon receipt by the customer.

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

Foreign currency translation

The functional currency of the Company's Canadian operations has been determined to be the Canadian dollar. All asset and liability accounts of the Company have been translated into United States dollars using the current exchange rates at the interim consolidated balance sheet dates. Revenue and expense items are translated using the average exchange rates for the period. The resulting gains and losses have been reported separately as accumulated other comprehensive income within shareholders' equity.

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

Earnings (loss) per common share

Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding of 3,052,296 for the nine months ended October 31, 2005 (2004 - 3,035,852). Diluted earnings (loss) per common share is computed using the weighted average number of common shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock. Incremental shares of nil and 27,599 at October 31, 2005 and October 31, 2004, respectively, were used in the calculation of diluted earnings (loss) per common share. Options to purchase 46,300 and 3,885 common shares at October 31, 2005 and October 31, 2004, respectively, were not included in the computation of diluted earnings (loss) per common share because their effect was anti-dilutive.

3. Cash and Cash Equivalents:

Cash and cash equivalents consist of the following:

	October 31	January 31
	2005	2005
Cash	$188,351	$129,818
Short-term deposits	1,266,209	2,271,233
	$1,454,560	$2,401,051

Short-term deposits in the amount of $1,009,020 bear interest at 2.60% and mature on December 9, 2005. Short-term deposits, consisting of commercial paper and money market fund units, are available for sale and are stated at fair market value, based on quoted market prices.

4. Investments Available For Sale:

Investments available for sale consist of the following:

	October 31	January 31
	2005	2005
Canadian medium-term fixed income instruments	$1,815,455	$1,909,305
Canadian income trust and mutual fund units	529,727	—
	$2,345,182	$1,909,305

Canadian medium-term fixed income instruments mature within the next two years and have interest rates ranging from 2.26% to 2.86%. Investments available for sale are stated at fair market value, based on quoted market prices. The unrealized loss of $48,026 for the nine months ending October 31, 2005 has been included in accumulated other comprehensive income.

5. Commitments and Contingencies:

During September 2004, the Company entered into an agreement with a research organization to conduct a pilot clinical study on the use of cellulose sulphate for the treatment of bacterial vaginosis. Payments totaling $43,112 were made to the research organization and the principal investigator in September 2004. In October 2005, $9,000 was paid to the principal investigator. The Company is committed to make an additional payment of $34,112 upon the completion of patient enrolment, which is expected to occur during the fourth quarter of fiscal year 2006, and a final payment of $21,568 upon completion of the clinical study, which is expected to be in second quarter of fiscal year 2007.

6. Stock-based Employee Compensation:

The Company maintains an incentive share option plan for management personnel for options to purchase up to 1,000,000 common shares. The Company also issues options to certain consultants for services provided to the Company.

All options granted have terms of five years and vest immediately. At October 31, 2005, the Company had 46,300 options outstanding at exercise prices ranging from $2.50 to $7.72 and a weighted average exercise price of $3.99. The options, which are immediately exercisable and expire on dates between January 11, 2006 and January 31, 2010, entitle the holder of an option to acquire one common share of the Company.

The Company uses the fair value method in accordance with SFAS 123 to account for awards of stock-based employee compensation. No stock-based employee compensation expense was recorded during the period from February 1, 2005 to October 31, 2005, because there were no options granted during this period. Similarly, no stock-based employee compensation expense was recorded during the period from February 1, 2004 to October 31, 2004, because there were no options granted during this period.

7. Vet Labs - Sparhawk Joint Venture:

In 1992, Veterinary Laboratories, Inc. (“Vet Labs”) and Sparhawk Laboratories, Inc. (“Sparhawk”) entered into the Vet Labs - Sparhawk Joint Venture (the “Joint Venture”) for the manufacture and sale of veterinary pharmaceutical products. Vet Labs and Sparhawk each owned 50% of the Joint Venture.

On January 13, 2004, the Company entered into an Asset Purchase Agreement with Sparhawk. Pursuant to this Asset Purchase Agreement, the Company agreed to sell the finished product veterinary pharmaceutical business, including substantially all of the assets of Vet Labs, to Sparhawk for $5,500,000 in cash. Effective March 4, 2004, this sale was completed. Simultaneously, on March 4, 2004, Chemdex, Inc. (“Chemdex”), a wholly-owned subsidiary of the Company, advanced $350,000 to Sparhawk in exchange for a promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk for no additional consideration. The promissory note is due in full on March 4, 2009. Interest is payable annually, but can be deferred and added to the principal balance of the promissory note each year at Sparhawk's discretion. The warrant expires at the earlier of payment in full of the promissory note or 10 years from date of issue. The warrant becomes exercisable the day after the fifth anniversary from the date of issue. Pursuant to a definitive supply agreement (the "Supply Agreement") entered into on March 4, 2004, Chemdex agreed to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years. Chemdex also granted to Sparhawk an exclusive license to use the drug master file to manufacture 10% bulk Iron Dextran for veterinary use, and the use of certain equipment during the 10-year period of the Supply Agreement. Pursuant to definitive agreements, the Company made customary representations, warranties and indemnities and agreed to a full release of all claims against Sparhawk arising from the Joint Venture litigation. Similarly, Sparhawk agreed to a full release of all claims against the Company arising from the Joint Venture litigation.

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

8. Segmented Information:

All operations are carried out through Dextran Products Limited ("Dextran") in Canada and through Chemdex in the United States. Each of Dextran and Chemdex operated as separate strategic business units offering different products, until the sale of the finished product veterinary pharmaceutical business on March 4, 2004 [note 7]. Until March 4, 2004, each subsidiary comprised a reportable segment as follows:

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 31	October 31	October 31	October 31
	2005	2004	2005	2004

Sales:
Dextran	$1,056,793	$1,200,905	$3,639,623	$4,064,595
Less: intercompany sales
elimination	100,338	94,134	353,508	295,800
	956,455	1,106,771	3,286,115	3,768,795
Chemdex	105,620	99,088	372,114	1,297,267
Total consolidated sales	$1,062,075	$1,205,859	$3,658,229	$5,066,062

Income (loss) before income taxes:
Dextran	$(117,470)	$(93,050)	$(378,816)	$322,061
Chemdex	(22,041)	23,134	(48,510)	2,013,415
Total pre-tax income (loss)
from segments	(139,511)	(69,916)	(427,326)	2,335,476
Less: Unallocated corporate
expenses	(244,234)	196,710	(591,846)	462,690
Total consolidated pre-tax income
(loss)	$(383,745)	$(266,626)	$(1,019,172)	$1,872,786

Total revenue by significant customer:
Customer A	$384,204	$285,254	$859,462	$782,273
Customer B	$155,320	$85,760	$452,820	$85,760
Customer C	$105,620	$106,278	$372,114	$234,917
Customer D	$86,400	$117,000	$345,800	$289,000

Sales revenue by product group:
Bulk dextran and derivatives	$1,062,075	$1,205,859	$3,658,229	$3,974,161
Sterile injectible veterinary
products	—	—	—	663,629
Oral and topical veterinary
products	—	—	—	428,272
Total consolidated sales	$1,062,075	$1,205,859	$3,658,229	$5,066,062

	October 31, 2005	January 31, 2005
Assets:
Dextran	$9,401,276	$9,933,254
Chemdex	306,497	233,539
Total assets from segments	9,707,773	10,166,793
Corporate assets	702,292	645,080
Total consolidated assets	$10,410,065	$10,811,873

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

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”, which applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement is effective for fiscal years beginning after December 15, 2005. The Company does not anticipate that this guidance will impact the consolidated financial statements of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s fiscal year ends on January 31st of each year.  In this report, fiscal year 2006 refers to the Company’s fiscal year ended January 31, 2006.  The following discussion should be read in conjunction with the October 31, 2005 interim consolidated financial statements and notes thereto included elsewhere in this report. Operating results for the nine months ended October 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2005. The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles.  All amounts are in United States dollars, unless otherwise denoted.

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

Research and development of the Company’s human pharmaceutical products is coordinated at the Dextran Products facility.  Ushercell, the Company’s leading human pharmaceutical compound, is a high molecular weight Cellulose Sulphate envisioned for topical vaginal use primarily in the prevention of transmission of AIDS and other sexually transmitted diseases, as well as unplanned pregnancies.  Multiple clinical trials have been completed, and additional trials have commenced or are being actively planned, to evaluate various aspects of the use of Cellulose Sulphate as a contraceptive gel with antiviral capabilities.  The Company also intends to actively explore the use of Ushercell as a treatment for Bacterial Vaginosis (BV), the most common vaginal disorder among reproductive-age women.  If effective, BV treatment may present an opportunity for commercial viability of Ushercell in advance of the completion of the much lengthier required testing for its use as an antiviral contraceptive gel.

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

Results of Operations

Three and nine months ended October 31, 2005 compared to three and nine months ended October 31, 2004

	Three Months Ended October 31, 2005	Three Months Ended October 31, 2004	Nine Months Ended October 31, 2005	Nine Months Ended October 31, 2004

Net income (loss)	$(261,451)	$(240,552)	$(825,512)	$1,032,875

Earnings (loss) per share	$(0.09)	$(0.08)	$(0.27)	$0.34

The net loss for the third quarter of fiscal year 2006 ended October 31, 2005, as compared to the third quarter in fiscal year 2005 is attributable to the net loss at Dextran Products and increased corporate expenses. The year to date net income for fiscal year 2005 is a result of the gain on sale of the Vet Labs assets in March 2004.

Income (loss) before income taxes	Three Months Ended October 31, 2005	Three Months Ended October 31, 2004	Variance	Nine Months Ended October 31, 2005	Nine Months Ended October 31, 2004	Variance
Consolidated	$(383,745)	$(266,626)	(44)%	$(1,019,172)	$1,872,786	(154)%
Dextran Products	(117,470)	(93,050)	(126)%	(378,816)	322,061	(218)%
Chemdex	(22,041)	23,134	(195)%	(48,510)	2,013,415	(102)%

The decrease in operating results in the third quarter of fiscal year 2006 is primarily attributable to the decrease in sales at Dextran Products and increased corporate expenses.

Dextran Products.  The decrease in operating results at Dextran Products is due to decreased gross profit during the third quarter of fiscal year 2006. Gross profit decreased due to a reduction in sales and gross margins. The decrease in gross margins is a result of the lower sales volume and the rise in the value of the Canadian dollar relative to the United States dollar.  Sales at Dextran Products are primarily denominated in the United States dollar, while the majority of expenses are incurred in Canadian dollars. Therefore, when the value of the Canadian dollar rises against the United States dollar, the gross margin percentage at Dextran Products declines.

Chemdex.  The decrease in operating results at Chemdex during the third quarter of fiscal 2006 was due to interest expense relating to amounts advanced to Chemdex by Dextran Products.

Sales	Three Months Ended October 31, 2005	Three Months Ended October 31, 2004	Variance	Nine Months Ended October 31, 2005	Nine Months Ended October 31, 2004	Variance
Consolidated	$1,062,075	$1,205,859	(12)%	$3,658,229	$5,066,062	(28)%
Dextran Products	956,455	1,106,771	(14)%	$3,286,115	$3,768,795	(13)%
Percentage of Company sales	90%	92%		90%	74%
Chemdex	105,620	99,088	7%	$372,114	$1,297,267	71%
Percentage of Company sales	10%	8%		10%	26%

The sales decrease in the third quarter of fiscal year 2006 was attributable to the Dextran Products operating segment and was due to pricing, the timing of shipments and the extended plant maintenance shutdown.

Dextran Products.  Sales of dextran and related products in the third quarter of fiscal year 2006 were less than the sales levels achieved during the third quarter of fiscal year 2005. First, bulk purchasing has now become prevalent with our customers, resulting in fewer but larger shipments that reduce shipping costs slightly while lowering pricing due to volume discounts. Second, there was an extended plant maintenance shutdown, which delayed shipments in the third quarter of fiscal year 2006.

Chemdex.  Increased sales in the third quarter of fiscal 2006 was due to slightly increased volume of products shipped to Sparhawk.

Gross profit	Three Months Ended October 31, 2005	Three Months Ended October 31, 2004	Variance	Nine Months Ended October 31, 2005	Nine Months Ended October 31, 2004	Variance
Consolidated	$72,800	$99,960	(27)%	$322,143	$1,224,989	(48)%
Percentage of sales	7%	8%		9%	23%
Dextran Products	$43,116	66,067	(35)%	210,799	836,044	(75)%
Percentage of sales	5%	8%		6%	23%
Chemdex	3,159	2,094	51%	11,412	274,028	(96)%
Percentage of sales	3%	2%		5%	11%

The third quarter fiscal year 2006 decrease in consolidated gross profit is a result of the decline in sales and margins at Dextran Products.  The decrease in gross profit percentage during the third quarter of fiscal year 2006 is due to the decrease in the gross profit percentage realized by Dextran Products.

Dextran Products.  Decreased gross profit percentages were experienced at the Dextran Products operating segment because of the decreased sales volume, which increases the average cost per unit because of fixed manufacturing costs, increased costs of raw materials and the rise in the Canadian dollar relative to the United States dollar. In addition, significant equipment repair costs were incurred during the third quarter of fiscal year 2006 due to the extended plant maintenance shutdown. Management expects these repair costs to reduce with the planned replacement of equipment as part of the plant refurbishment.

Chemdex.  The only activity in the Chemdex operating segment now is the resale of raw materials produced by Dextran Products. Chemdex earns approximately 3% margin on these sales.

	Three Months Ended October 31, 2005	Three Months Ended October 31, 2004	Variance	Nine Months Ended October 31, 2005	Nine Months Ended October 31, 2004	Variance
Selling, promotion, general and administrative expenses	$359,315	$371,822	(3)%	$1,174,949	$1,131,025	4%

Selling, promotion, general and administrative expenses increased for the nine months ended October 31, 2005 due primarily to the death benefit payable to Thomas C. Usher’s estate. The decrease for the third quarter of fiscal year 2006 was due to the related decrease in administrative salaries.

Research and Development	Three Months Ended October 31, 2005	Three Months Ended October 31, 2004	Variance	Nine Months Ended October 31, 2005	Nine Months Ended July 31, 2004	Variance
Research and development expenditures	$89,955	$55,049	63%	$148,858	$85,109	75%

The increase in research and development expenses during the third quarter of fiscal year 2006 is a result of continued work on the cellulose sulphate project and further costs of a pilot clinical study on the use of cellulose sulphate for the treatment of bacterial vaginosis. This clinical study is related to an alternate use of cellulose sulphate and therefore is outside the scope of funding provided by the Company’s research and development partners for the investigation of this product as a contraceptive gel with antiviral properties. Expenses for this clinical study are expected to increase during the remainder of fiscal year 2006.

In addition, during the third quarter of fiscal 2006 the Company established a Scientific Strategic Advisory Board. The purpose of SSAB is to provide management and the Board of Directors with expert advice, counsel and direction, including the formulation of an implementation program to optimize the commercial value capture from cellulose sulphate. Costs of this activity also include development of new intellectual property in the third quarter of fiscal 2006.

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

	Three Months Ended October 31, 2005	Three Months Ended October 31, 2004	Variance	Nine Months Ended October 31, 2005	Nine Months Ended October 31, 2004	Variance
Depreciation and amortization expense	$12,924	$9,484	30%	$36,322	$32,824	11%

The increase in depreciation and amortization expense in the third quarter of fiscal year 2006 is attributable to depreciation on equipment additions at Dextran Products.

	Three Months Ended October 31, 2005	Three Months Ended October 31, 2004	Variance	Nine Months Ended October 31, 2005	Nine Months Ended October 31, 2004	Variance
Interest expense	$20,891	$20,667	1%	$60,808	$70,966	(14)%

The slight increase in interest expense in third quarter of fiscal year 2006 is primarily attributable to the rise in value of the Canadian dollar relative to the United States dollar, offset by the decrease in long-term debt and capital lease obligations.

	Three Months Ended October 31, 2005	Three Months Ended October 31, 2004	Variance	Nine Months Ended October 31, 2005	Nine Months Ended October 31, 2004	Variance
Foreign exchange gain	$(5,576)	$(64,731)	(91)%	$(15,366)	$(75,864)	(80)%

A foreign exchange gain was realized at Dextran Products during the third quarter of fiscal 2006 because the value of the Canadian dollar increased relative to the United States dollar. However compared to the third quarter of fiscal year 2005, the value of the Canadian dollar rose by a lesser amount. At October 31, 2005, Dextran Products has a net liability exposure to the United States dollar because intercompany payables denominated in United States dollars exceed its United States dollar denominated accounts receivable balance.

	Three Months Ended October 31, 2005	Three Months Ended October 31, 2004	Variance	Nine Months Ended October 31, 2005	Nine Months Ended October 31, 2004	Variance
Interest and other income	$20,907	$25,705	(18)%	$60,553	$32,386	87%

Interest income in the third quarter of fiscal year 2006 has decreased due to a reduction in short-term deposits. Interest rates have increased during fiscal year 2006, and the investments and short-term deposits were held for the entire nine months in fiscal year 2006, compared to only seven months in fiscal year 2005.

Provision for (recovery of) income taxes	Three Months Ended October 31, 2005	Three Months Ended October 31, 2004	Variance	Nine Months Ended October 31, 2005	Nine Months Ended October 31, 2004	Variance
Consolidated	$(122,294)	$(26,074)	(369)%	$(193,660)	$839,911	(123)%
Dextran Products	(21,945)	(35,074)	37%	(126,311)	104,911	(220)%
Chemdex	(156,950)	(9,000)	(1,644)%	(123,950)	735,000	(117)%

The tax recovery in the third quarter of fiscal year 2006 is a result of the tax losses at Dextran Products and the realization of a deferred tax asset at Chemdex, for which a full valuation allowance had previously been taken. The Canadian operations continue to have significant research and development tax pools to offset current taxes payable. These tax recoveries at the operating segments were partially offset by non-resident tax on interest income earned by Polydex.

Liquidity and Capital Resources

As of October 31, 2005, the Company had cash and cash equivalents of $1,454,560, compared to cash and cash equivalents of $2,401,051 at January 31, 2005.  In the third quarter of fiscal year 2006 the Company expended cash of $251,032 in its operating activities, compared to cash generated of $34,175 for the third quarter of fiscal year 2005.  The decrease of cash generated from operations during the third quarter of fiscal year 2006 is primarily due to the loss incurred during the quarter. Although there was a large increase in net income in the first quarter of fiscal year 2005, the increase resulted from the sale of the Vet Labs assets and its interest in the Joint Venture, which was an investing activity. Depreciation and amortization continues to be a large non-cash expense of the Company.

The Company had $2,447,287 of working capital and a current ratio of 2.5 to 1 as of October 31, 2005 compared to $3,691,418 and 3.8 to 1 as of January 31, 2005.

The Company at present, does not have any material commitments for capital expenditures, although management intends to continue the plant refurbishment process at Dextran Products in Toronto.

Management expects the primary source of its future capital needs to be a combination of company earnings, existing cash reserves and borrowings.  The Company believes that, based upon the current levels of revenues and spending, its existing working capital resources will be sufficient to support continuing operations for the foreseeable future.

At October 31, 2005, the Company had accounts receivable of $584,363 and inventory of $1,712,414, compared to $922,267 and $1,516,893 at January 31, 2005 and $643,332 and $1,452,948 at October 31, 2004.  The decrease in accounts receivable during the third quarter ended October 31, 2005 is due to decreased sales during the quarter.

At October 31, 2005, the Company had accounts payable of $588,124 compared to $463,579 at January 31, 2005 and $401,068 at October 31, 2004.  The increase in accounts payable was due to timing of supplier payments, including the acquisition of new equipment.

During the third quarter of fiscal year 2006, capital expenditures totaled $182,408, as compared to $89,852 in the third quarter of fiscal year 2005.  The majority of capital expenditures were for production equipment at the Dextran Products plant in Toronto during both of these periods. Management intends to continue its plant refurbishment and expansion plan during the remainder of fiscal year 2006, and expects capital expenditures to increase during this period.

The change in accumulated other comprehensive income of the Company is primarily attributable to the currency translation adjustment of Dextran Products.  Dextran Products’ functional currency is the Canadian dollar.  This currency translation adjustment arises from the translation of Dextran Products’ financial statements to U.S. dollars.

Dextran Products has a Cdn. $1,250,000 (U.S. $1,021,000) line of credit, of which Cdn. $100,000 (U.S. $84,660) was utilized at October 31, 2005.  At January 31, 2005, Cdn. $30,000 (U.S. $24,000) of this line of credit was utilized.  This line of credit bears interest at the Canadian banks’ prime lending rate plus 0.75% (October 31, 2005 - 5.5%; January 31, 2005 - 5%).  This indebtedness is collateralized by a general security agreement over the Company’s assets and a collateral mortgage of Cdn. $500,000 on the Dextran Products building in Toronto. This line of credit is used periodically by the Company to cover temporary short-term Canadian dollar cash needs. For these short-term cash needs, the interest expense on the credit line is typically less than the transaction costs incurred in selling short-term investments.

Chemdex entered into a long-term debt obligation relating to the redemption of the 10% minority interest in Chemdex in fiscal year 2004. The redemption amount was $146,500, to be paid in 25 equal monthly installments of $5,860. The Company fully repaid the outstanding balance during the third quarter of fiscal year 2006. Since this installment contract is non-interest bearing, it has been discounted using a discount rate of 9%.

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

Related Party Transactions

In August 1997, the Company loaned the late Thomas C. Usher, its former Vice-Chairman, Director of Research and Development, a former member of its Board of Directors and formerly the beneficial owner of greater than 5% of the outstanding common shares of the Company, $691,500 at an interest rate equal to the prime rate of Toronto Dominion Bank plus 1.50% (the “Loan”).  The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher.  Repayment of the Loan is accomplished by monthly payments and through offsets by the Company against royalty payments due Thomas C. Usher pursuant to intellectual property license agreements and bonus payments, if any, granted Thomas C. Usher as an employee of the Company.  The amount outstanding under the Loan as of October 31, 2005 was $356,226, as compared to $373,373 at January 31, 2005, including accrued interest.  The Company has taken a cumulative provision of $285,402 against accrued interest on this loan at October 31, 2005, compared to a cumulative provision of $264,543 at January 31, 2005.

In August 1999, the late Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the “Receivables”) due to the Company from Novadex Corp.  The Receivables have no specific repayment terms.  The total outstanding amount of the Receivables as of October 31, 2005 and January 31, 2005 was $285,037.  Thomas C. Usher also owed $250,000 to a subsidiary of the Company, Novadex International Limited, as of October 31, 2005, pursuant to a non-interest bearing loan with no specific repayment terms.  The outstanding amount of this loan has not changed from January 31, 2005.

Thomas C. Usher had pledged 315,450 common shares of the Company as security for these amounts owing to the Company.  These common shares have a market value of $1,873,773 at October 31, 2005, based on the closing price of the Company’s common shares on the NASDAQ Capital Market on October 31, 2005.

During February 2005, Thomas C. Usher passed away. All assets and liabilities of Thomas C. Usher transferred to his estate. The Company will continue to hold the pledged assets as collateral until the loan is repaid. The Company has a commitment to pay an amount of $110,000 to Thomas C. Usher’s estate within one year of his death. At October 31, 2005, $38,090 of this benefit has been paid to the estate.

The Company also has an outstanding loan payable to Ruth Usher, a member of the Board of Directors until her retirement on October 31, 2003, the beneficial owner of greater than 5% of the outstanding common shares of the Company, and the widow of Thomas C. Usher.  The amount due from the Company pursuant to this loan decreased to $676,230 at October 31, 2005 from $681,304 at January 31, 2005 due to monthly payments by the Company less interest charges.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

As of October 31 2005, future minimum cash payments due under contractual obligations, including, among others, the Dextran Products line of credit, the loan payable to Ruth Usher, the long-term debt obligation in connection with the Chemdex redemption, research and development agreements and capital lease agreements, are as follows:

Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	$680,866	$61,240	$122,841	$120,355	$376,250
Capital lease obligations (2)	227,546	210,948	15,072	1,526	—
Operating Lease obligations (3)	410	410	—	—	—
Purchase obligations (4)	55,668	55,668	—	—	—
Revolving loans (5)	84,660	84,660	—	—	—
Total	$1,049,150	413,106	$137,913	$121,881	$376,250

1. Consists of:

(a)	Note payable in quarterly payments of Cdn. $419 (US $345), bearing interest at 10.43% and maturing December 2009; and

(c)	Amounts due to shareholder which bear interest at the U.S. bank prime lending rate plus 1.5%, with required minimum monthly payments, including interest, of $5,000.

2. Consists of capital lease obligations for:

(a)	Production equipment of Cdn. $201,381 (US $170,500) repayable in monthly installments, bearing interest at 9% and maturing November 2006;

(b)	Production equipment of Cdn. $43,962 (US $37,218) repayable in monthly installments, bearing interest at 7.59% and maturing November 2006; and

(b)	Office equipment of Cdn. $23,435 (US $19,840) repayable in quarterly installments, bearing interest at 10.43% and maturing December 2009.

3.	Consists of operating lease obligations for office equipment requiring quarterly payments of Cdn. $161 (US $133) terminating June 2006.

4.	Consists of purchase obligations of $55,668 for research and development services payable as specified milestones are achieved.

5.	Consists of Canadian operating line of credit bearing interest at the Canadian banks’ prime lending rate plus 0.75%, repayable upon demand.

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

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”, which applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement is effective for fiscal years beginning after December 15, 2005. The Company does not anticipate that this guidance will impact the consolidated financial statements of the Company.

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

	Expected Maturity Date
	1/31/06	1/31/07	1/31/08	1/31/09	1/31/10	Thereafter	Total	Fair Value
	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn)	1,260,395	—	—	—	—	—	1,260,395	1,266,209
Average interest rate	2.60%	—	—	—	—	—	2.60%
Marketable securities:
Fixed rate ($Cdn)	626,474	621,533	685,272	—	—	—	1,933,279	1,815,455
Average interest rate	2.66%	2.85%	2.86%	—	—	—	2.79%
Liabilities:
Long-term debt:
Fixed rate ($Cdn)	166,412	163,387	5,732	6,360	7,055	—	348,946	332,999
Average interest rate	8.78%	8.81%	10.43%	10.43%	10.43%	—	8.88%

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

	Expected Maturity Date
	1/31/06	1/31/07	1/31/08	1/31/09	1/31/10	Thereafter	Total	Fair Value
	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn)	1,260,395	—	—	—	—	—	1,260,395	1,266,209
Average interest rate	2.60%	—	—	—	—	—	2.60%
Marketable securities:
Fixed rate ($Cdn)	626,474	621,533	685,272	—	—	—	1,933,279	1,815,455
Average interest rate	2.66%	2.85%	2.86%	—	—	—	2.79%
Notes receivable:
Variable rate ($US)	88,832	61,896	66,848	72,196	77,972	5,629	373,373	373,373
Average interest rate	7.50%	8.00%	8.00%	8.00%	8.00%	8.00%	7.92%
Liabilities:
Long-term debt:
Fixed rate ($Cdn)	166,412	163,387	5,732	6,360	7,055	—	348,946	332,999
Average interest rate	8.78%	8.81%	10.43%	10.43%	10.43%	—	8.88%
Variable rate ($US)	7,404	6,090	6,577	7,103	7,671	646,4378	681,282	681,282
Average interest rate	7.50%	8.00%	8.00%	8.00%	8.00%	8.00%	7.92%

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

Date: December 14, 2005

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