Form 10-K/A
period 2005-01-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2006-03-21
CIK 317158

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1 to
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

Commission file number: 1-8366

POLYDEX PHARMACEUTICALS LIMITED
(Exact Name of Registrant as Specified in Its Charter)

Commonwealth of the Bahamas	None
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

421 Comstock Road, Toronto, Ontario, Canada	M1L 2H5
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code  (416) 755-2231

Securities registered pursuant to Section 12(b) of the Act: NONE

Title of Each Class	Name of Each Exchange on Which Registered

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

				Fiscal Years

Gross profit	FY 2005	FY 2004	FY 2003	05 v 04	04 v 03

				(% increase (decrease))
Consolidated	$1,516,418	$2,785,865	$2,740,115	(46)%	2%
Percentage of sales	24%	20%	21%
Dextran Products	$1,037,368	$1,153,659	$1,556,220	(10)%	(26)%
Percentage of sales	21%	24%	34%
Chemdex	$279,827	$1,597,345	$1,121,810	(82)%	42%
Percentage of sales	19%	17%	14%

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

Toronto, Canada, March 10, 2005.
Chartered Accountants

Polydex Pharmaceuticals Limited

CONSOLIDATED BALANCE SHEETS
[Expressed in United States dollars]

As at January 31

	2005 $	2004 $

ASSETS [notes 9 and 10]
Current
Cash and cash equivalents [note 3][note 12[a]]	2,401,051	371,528
Trade accounts receivable [note 19]	922,267	503,864
Interest receivable [note 12[a]]	41,511	—
Inventories [note 4]	1,516,893	1,226,439
Prepaid expenses and other current assets	115,542	42,730
Deferred tax assets [note 14]	—	267,500
Assets subject to sale agreement [note 12[a]]	—	3,973,593

Total current assets	4,997,264	6,385,654
Property, plant and equipment, net [note 5]	3,124,185	3,248,342
Patents and intangible assets, net [note 6]	68,959	85,511
Investments available for sale [note 7]	1,909,305	—
Due from shareholder [note 8]	643,867	791,006
Promissory note [net of deferred gain of $350,000][note 12[a]]	0	—
Assets held for sale	12,085	—
Deferred tax assets [note 14]	56,208	—

	10,811,873	10,510,513

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Bank indebtedness [note 9]	24,170	165,609
Accounts payable	463,579	515,092
Accrued liabilities	365,267	337,046
Customer deposits	97,859	100,925
Income taxes payable [note 14]	129,702	923
Liabilities subject to sale agreement [note 12[a]]	—	880,564
Current portion of long-term debt [note 10[a]]	46,353	281,015
Current portion of capital lease obligations [note 10[b]]	157,531	161,253
Current portion of due to shareholder [note 8]	21,385	—

Total current liabilities	1,305,846	2,442,427

Long-term debt [note 10[a]]	4,368	45,517
Capital lease obligations [note 10[b]]	169,344	284,950
Due to shareholder [note 8]	659,919	683,234
Deferred tax liabilities [note 14]	121,507	147,054

Total long-term liabilities	955,138	1,160,755

Total liabilities	2,260,984	3,603,182

Shareholders’ equity
Capital stock [notes 11 and 12[b]]
Authorized
100,000 Class A preferred shares of $0.10 each
899,400 Class B preferred shares of $0.0167 each
10,000,000 common shares of $0.0167 each
Issued and outstanding
899,400 Class B preferred shares	15,010	15,010
3,042,296 common shares [2004 - 3,027,796]	50,676	50,434
Contributed surplus	23,303,718	23,236,498
Deficit	(15,144,357)	(16,284,268)
Accumulated other comprehensive income (loss) [note 19]	325,842	(110,343)

Total shareholders’ equity	8,550,889	6,907,331

	10,811,873	10,510,513

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

See accompanying notes

Polydex Pharmaceuticals Limited

CONSOLIDATED STATEMENTS OF OPERATIONS
[Expressed in United States dollars]

Years ended January 31

	2005	2004	2003
	$	$	$

Sales	6,372,359	14,092,189	12,786,343
Cost of goods sold	4,855,941	11,306,324	10,046,228

Gross profit	1,516,418	2,785,865	2,740,115

Expenses
General and administrative [notes 11[b][i] and 12[a]]	1,465,849	2,334,642	2,040,384
Selling and promotion	128,731	158,846	140,281
Research and development, net [note 13]	114,742	60,951	172,098
Interest [note 8]	91,210	133,382	150,527
Depreciation	36,365	38,267	39,073
Amortization	8,518	15,787	15,787
Foreign exchange (gain) loss	(46,172)	447,602	113,602
Gain on sale of veterinary products assets [note12[a]]	(1,859,471)	—	—
Interest and other income	(130,131)	(7,645)	(9,262)

Total expenses (income)	(190,359)	3,181,832	2,662,490
Income (loss) before income taxes	1,706,777	(395,967)	77,625
Provision for (recovery of) income taxes [note 14]	566,866	(389,968)	751,366

Net income (loss) for the year	1,139,911	(5,999)	(673,741)
Unrealized loss on investments available for sale	(15,760)	—	—
Currency translation adjustment	451,945	876,433	212,851

Comprehensive income (loss) for the year	1,576,096	870,434	(460,890)

Per share information
Earnings (loss) per common share
Basic	0.38	—	(0.22)
Diluted	0.37	—	(0.22)

See accompanying notes

Polydex Pharmaceuticals Limited

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Expressed in United States dollars]

Years ended January 31

	2005	2004	2003
	$	$	$

OPERATING ACTIVITIES
Net income (loss) for the year	1,139,911	(5,999)	(673,741)
Add (deduct) items not affecting cash
Depreciation and amortization	513,095	617,685	572,129
Imputed interest on long-term debt	14,648	25,760	33,177
Deferred income taxes	417,003	(414,594)	684,474
Loss on disposal of equipment	3,586	—	—
Gain on sale of veterinary products business [note 12[a]]	(1,859,471)	—	—
License fee charged to due from shareholder	81,179	60,239	68,276
Provision for due from Sparhawk Laboratories, Inc. [note 12[a]]	—	—	132,614
Options issued in exchange for services [note 11[b][i]]	14,212	12,370	—
Net change in non-cash working capital balances related to operations [note 15]	(634,514)	(74,036)	124,630

Cash provided by (used in) operating activities	(310,351)	221,425	941,559

INVESTING ACTIVITIES
Additions to property, plant and equipment and patents	(159,554)	(183,124)	(367,868)
Proceeds from sale of veterinary products business [note 12[a]]	4,599,218	—	—
Decrease in due from shareholder	65,960	129,908	48,713
Purchase of investments available for sale	(1,841,854)	—	—
Acquisition of minority interest [note 12[b]]	—	(5,860)	—
Proceeds from sale of equipment	5,148	—	—

Cash provided by (used in) investing activities	2,668,918	(59,076)	(319,155)

FINANCING ACTIVITIES
Repayment of long-term debt	(296,035)	(453,805)	(252,256)
Proceeds from long-term debt	5,383	—	—
Repayment of capital lease obligations	(167,531)	(126,703)	(73,599)
Increase (decrease) in due to shareholder	(1,930)	1,009	262
Increase (decrease) in bank indebtedness	(147,140)	165,609	(179,286)
Exercise of common share options	53,250	—	—

Cash used in financing activities	(554,003)	(413,890)	(504,879)

Effect of exchange rate changes on cash	224,959	342,321	39,805

Net increase in cash and cash equivalents during the year	2,029,523	90,780	157,330
Cash, beginning of year	371,528	280,748	123,418

Cash, end of year	2,401,051	371,528	280,748

Cash is comprised of the following
Cash [note 12[a]]	129,818	371,528	280,748
Cash equivalents	2,271,233	—	—

	2,401,051	371,528	280,748

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

On January 13, 2004, the Company entered into an Asset Purchase Agreement with Sparhawk.  Pursuant to this Asset Purchase Agreement, the Company agreed to sell the finished product veterinary pharmaceutical business, including substantially all of the assets of Vet Labs, to Sparhawk for $5,500,000 in cash. Effective March 4, 2004, this sale was completed.  Simultaneously, on March 4, 2004, Chemdex, Inc. [“Chemdex”], a wholly-owned subsidiary of the Company, advanced $350,000 to Sparhawk in exchange for a promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk for no additional consideration.  The promissory note is due in full on March 4, 2009.  Interest is payable annually on the anniversary date, but can be deferred and added to the principal balance of the promissory note each year at Sparhawk’s discretion. At January 31, 2005, interest of $41,511 was accrued and reported as interest receivable on the balance sheet.  On March 3, 2005, Sparhawk paid interest on the promissory note of $45,500 in cash. In fiscal year 2006 and subsequent fiscal years, should Sparhawk pay the interest due subsequent to year end, the amount of interest relating to the period up to January 31 will be accrued as interest receivable at the fiscal year-end. If interest is not paid on the anniversary date, no interest income will be recorded and the interest receivable amount will be fully provided for. The warrant expires at the earlier of payment in full of the promissory note or 10 years from date of issue.  The warrant becomes exercisable the day after the fifth anniversary from the date of issue.  Pursuant to a definitive supply agreement [the “Supply Agreement”] entered into on March 4, 2004, Chemdex agreed to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years.  Chemdex also granted to Sparhawk an exclusive license to use the drug master file to manufacture 10% bulk Iron Dextran for veterinary use, and the use of certain equipment during the 10-year period of the Supply Agreement.  Pursuant to definitive agreements, the Company made customary representations, warranties and indemnities and agreed to a full release of all claims against Sparhawk arising from the Joint Venture litigation.  Similarly, Sparhawk agreed to a full release of all claims against the Company arising from the Joint Venture litigation.

The sale resulted in a gain of $2,209,471, of which $1,859,471 was recognized in the consolidated statements of operations and $350,000 was deferred.  The deferred gain of $350,000 is a result of the promissory note receivable from Sparhawk as Sparhawk is thinly capitalized and highly leveraged.  The Company will monitor the financial position of Sparhawk and will recognize this deferred gain at such time as Sparhawk’s cash flows from operations are sufficient to fund debt service on a full accrual basis.

Assets (excluding cash of $312,000 which is included in cash and cash equivalents on the balance sheet) that were included in the disposal were reclassified to assets subject to sale agreement in the accompanying consolidated balance sheets as at January 31 and are as follows:

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

	2005	2004
	$	$

Assets subject to sale agreement
Trade accounts receivable	—	536,868
Inventories	—	1,466,873
Prepaid expenses and other current assets	—	84,786
Land and building	—	1,459,681
Machinery and equipment	—	136,258
Patents and intangible assets	—	56,627
Deferred income taxes	—	232,500

	—	3,973,593

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

The Joint Venture operations comprised substantially all of the operations of the Chemdex segment [note 17]. Legal and receiver costs relating to the Joint Venture were included in general and administrative expense on the consolidated statements of operations.

During the year ended January 31, 2003, an amount due from Sparhawk of $132,614 was fully provided for and included in general and administrative expense.

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

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

15.	CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	2005	2004	2003
	$	$	$

Decrease (increase) in current assets
Trade accounts receivable	(371,170)	402,848	(262,397)
Interest receivable	(41,511)	—	—
Inventories	(196,214)	(270,190)	(111,260)
Prepaid expenses and other current assets	(69,916)	(45,350)	594

	(678,811)	87,308	(373,063)
Increase (decrease) in current liabilities
Accounts payable	(83,326)	(171,739)	254,664
Accrued liabilities	12,274	66,878	102,453
Customer deposits	(13,190)	(20,660)	131,744
Income taxes payable	128,539	(35,823)	8,832

	(634,514)	(74,036)	124,630

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

16.	SEGMENTED INFORMATION

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

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

[e]	The following summarizes significant customer sales information for the years ended January 31. Customer A is a Dextran customer, while the other customers were all customers of Chemdex.

	2005	2004	2003
	$	$	$

Customer A	886,749	762,330	815,907
Customer B	268,186	1,920,282	1,858,236
Customer C	246,296	2,133,597	1,590,126
Customer D	143,258	1,567,135	1,420,554

	1,544,489	6,383,344	5,684,823

[f]	The following summarizes significant enterprise-wide product group sales information of the Company for the years ended January 31:

	2005	2004	2003
	$	$	$

Bulk Dextran and derivatives	5,280,458	4,742,519	4,575,359
Sterile injectible veterinary products	663,629	5,697,292	4,480,327
Oral and topical veterinary products	428,272	3,652,378	3,730,657

	6,372,359	14,092,189	12,786,343

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2005

18.	OTHER DISCLOSURES

[a]	Concentration of accounts receivable

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

19.	COMPREHENSIVE INCOME (LOSS)

The components of other accumulated comprehensive income (loss) are as follows:

	2005	2004
	$	$

Unrealized loss on investments available for sale	(15,760)	—
Currency translation	341,602	(110,343)

Accumulated other comprehensive income (loss)	325,842	(110,343)

20.	RECENT ACCOUNTING PRONOUNCEMENTS

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

21.	COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

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

POLYDEX PHARMACEUTICALS LIMITED
Date: March 21, 2006	By:	/s/ George G. Usher

George G. Usher, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 21, 2006	/s/ George G. Usher

George G. Usher, Director, President
and Chief Executive Officer
(Principal Executive Officer)

Date: March 21, 2006	/s/ Sharon Wardlaw

Sharon Wardlaw, Treasurer, Secretary
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 21, 2006	/s/ Joseph Buchman

Joseph Buchman, Director

Date: March 21, 2006	/s/ Derek John Michael Lederer

Derek John Michael Lederer, Director

Date: March 21, 2006	/s/ John L.E. Seidler

John L.E. Seidler, Director

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002