Form 10-Q/A
period 2005-04-30
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2006-03-21
CIK 317158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
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

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited).

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets (Unaudited)
(Expressed in United States dollars)

	April 30 2005	January 31 2005
Assets

Current assets:
Cash and cash equivalents (note 3)	$ 2,140,079	$ 2,401,051
Trade accounts receivable	1,013,806	922,267
Interest receivable	—	41,511
Inventories:
Finished goods	1,015,078	1,187,158
Work in process	196,535	123,730
Raw materials	186,323	206,005

	1,397,936	1,516,893
Prepaid expenses and other current assets	58,836	115,542

Total current assets	4,610,657	4,997,264

Property, plant and equipment, net	2,969,601	3,124,185
Patents and intangible assets, net	66,950	68,959
Assets held for sale	11,918	12,085
Promissory note [net of deferred gain of $350,000][note 7]	0	—
Investments available for sale (note 4)	1,895,533	1,909,305
Due from shareholder	643,867	643,867
Deferred tax assets	96,754	56,208

	$10,295,280	$10,811,873

	April 30 2005	January 31 2005
Liabilities and Shareholders' Equity

Current liabilities:
Bank indebtedness	$ —	$ 24,170
Accounts payable	448,896	463,579
Accrued liabilities	291,490	169,370
Payroll and related taxes payable	201,017	195,897
Customer deposits	110,759	97,859
Income taxes payable	18,374	129,702
Current portion of long-term debt	29,606	46,353
Current portion of capital lease obligations	248,893	157,531
Current portion of due to shareholder	11,273	21,385

Total current liabilities	1,360,308	1,305,846

Long-term debt	4,087	4,368
Capital lease obligations	35,910	169,344
Due to shareholder	668,296	659,919
Deferred income taxes	121,507	121,507

	829,800	955,138

Total liabilities	2,190,108	2,260,984

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

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations and Comprehensive Income (Loss)(Unaudited)
(Expressed in United States dollars)

	Three Months Ended April 30 2005	Three Months Ended April 30 2004
Sales	$ 1,322,684	$ 2,521,794
Cost of goods sold	1,199,365	1,758,702

	123,319	763,092

Expenses:
General and administrative	454,936	459,755
Depreciation	11,368	7,430
Research and development	32,329	13,424
Interest expense	19,782	30,691
Selling and promotion	21,348	25,167
Foreign exchange loss	4,160	15,360
Amortization	—	8,518
Gain on sale of assets (note 7)	—	(1,859,471)
Interest and other income	(36,138)	(12,487)

	507,785	(1,311,613)

Income (loss) before income taxes	(384,466)	2,074,705

Provision for (recovery of) income taxes	(48,837)	814,037

Net income (loss) for the period	(335,629)	1,260,668

Unrealized loss on investments available for sale	(67,561)	—

Currency translation adjustment	(95,027)	(214,046)

Comprehensive income (loss) for the period	$ (498,217)	$ 1,046,622

Per share information:
Earnings (loss) per common share:
Basic	$ (0.11)	$ 0.42
Diluted	$ (0.11)	$ 0.39

Weighted average number of common shares
outstanding for the period:
Basic	3,052,296	3,027,796
Diluted	3,052,296	3,215,047

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

7.     Vet Labs – Sparhawk Joint Venture:

In 1992, Veterinary Laboratories, Inc. ["Vet Labs"] and Sparhawk Laboratories, Inc. ["Sparhawk"] entered into the Vet Labs - Sparhawk Joint Venture [the "Joint Venture"] for the manufacture and sale of veterinary pharmaceutical products.  Vet Labs and Sparhawk each owned 50% of the Joint Venture. The Company controlled the Joint Venture through its control of the Joint Venture Policy Committee and therefore consolidated its assets, liabilities, revenue and expenses in these consolidated financial statements until March 4, 2004. The Company had funded the Joint Venture's losses since 1992 and, accordingly, has recorded 100% of these cumulative losses in the consolidated financial statements. 9

On January 13, 2004, the Company entered into an Asset Purchase Agreement with Sparhawk. Pursuant to this Asset Purchase Agreement, the Company agreed to sell the finished product veterinary pharmaceutical business, including substantially all of the assets of Vet Labs, to Sparhawk for $5,500,000 in cash. Effective March 4, 2004, this sale was completed. Simultaneously, on March 4, 2004, Chemdex, Inc. ["Chemdex"], a wholly-owned subsidiary of the Company, advanced $350,000 to Sparhawk in exchange for a promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk for no additional consideration. The promissory note is due in full on March 4, 2009. Interest is payable annually on the anniversary date, but can be deferred and added to the principal balance of the promissory note each year at Sparhawk's discretion. At January 31, 2005, interest of $41,511 was accrued and reported as interest receivable on the balance sheet. On March 3, 2005, Sparhawk paid interest on the promissory note of $45,500 in cash. In fiscal year 2006 and subsequent fiscal years, should Sparhawk pay the interest due subsequent to year end, the amount of interest relating to the period up to January 31 will be accrued as interest receivable at the fiscal year-end. If interest is not paid on the anniversary date, no interest income will be recorded and the interest receivable amount will be fully provided for. The warrant expires at the earlier of payment in full of the promissory note or 10 years from date of issue. The warrant becomes exercisable the day after the fifth anniversary from the date of issue. Pursuant to a definitive supply agreement [the "Supply Agreement"] entered into on March 4, 2004, Chemdex agreed to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years. Chemdex also granted to Sparhawk an exclusive license to use the drug master file to manufacture 10% bulk Iron Dextran for veterinary use, and the use of certain equipment during the 10-year period of the Supply Agreement. Pursuant to definitive agreements, the Company made customary representations, warranties and indemnities and agreed to a full release of all claims against Sparhawk arising from the Joint Venture litigation. Similarly, Sparhawk agreed to a full release of all claims against the Company arising from the Joint Venture litigation.

The sale resulted in a gain of $2,209,471, of which $1,859,471 was recognized in the consolidated statements of operations and $350,000 was deferred. The deferred gain of $350,000 is a result of the promissory note receivable from Sparhawk as Sparhawk is thinly capitalized and highly leveraged. The Company will monitor the financial position of Sparhawk and will recognize this deferred gain at such time as Sparhawk's cash flows from operations are sufficient to fund debt service on a full accrual basis.

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

Gross profit	Three Months Ended April 30, 2005	Three Months Ended April 30, 2004	Variance
Consolidated	$123,319	$763,092	(83)%
Percentage of sales	9%	30%
Dextran Products	$ 90,897	$430,840	(79)%
Percentage of sales	7%	30%
Chemdex	$ 2,549	$261,701	(99)%
Percentage of sales	2%	24%

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

Date:   March 21, 2006

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