Form 10-Q/A
period 2005-07-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2006-03-21
CIK 317158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

AMENDMENT NO. 2 TO
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

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report
Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes [   ] No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes [   ] No [ X ]

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

PART I
FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements (unaudited)
POLYDEX PHARMACEUTICALS LIMITED
Consolidated Balance Sheets (Unaudited)
(Expressed in United States dollars)
	July 31 2005	January 31 2005

Assets

Current assets:
Cash and cash equivalents (note 3)	$1,889,643	$2,401,051
Trade accounts receivable	726,361	922,267
Interest receivable	—	41,511
Inventories:
Finished goods	988,221	1,187,158
Work in process	182,526	123,730
Raw materials	189,272	206,005

Inventories	1,360,019	1,516,893
Prepaid expenses and other current assets	147,075	115,542

Total current assets	4,123,098	4,997,264

Property, plant and equipment, net	2,995,187	3,124,185
Patents and intangible assets, net	64,941	68,959
Assets held for sale	12,253	12,085
Promissory note [net of deferred gain of $350,000] [note 7]	0	—
Investments available for sale (note 4)	2,309,641	1,909,305
Due from shareholder	605,862	643,867
Deferred tax assets	162,332	56,208

	$10,273,314	$10,811,873

	July 31 2005	January 31 2005
Liabilities and Shareholders’ Equity

Current liabilities:
Bank indebtedness	$24,508	$24,170
Accounts payable	511,421	463,579
Accrued liabilities	258,410	169,370
Payroll and related taxes payable	127,469	195,897
Customer deposits	106,350	97,859
Income taxes payable	25,722	129,702
Current portion of long-term debt	12,524	46,353
Current portion of capital lease obligations	225,378	157,531
Current portion of due to shareholder	7,967	21,385

Total current liabilities	1,299,749	1,305,846

Long-term debt	3,970	4,368
Capital lease obligations	27,941	169,344
Due to shareholder	669,526	659,919
Deferred income taxes	121,507	121,507

	822,944	955,138

Total liabilities	2,122,693	2,260,984

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

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Expressed in United States dollars)

	Three Months Ended July 31 2005	Three Months Ended July 31 2004	Six Months Ended July 31 2005	Six Months Ended July 31 2004

Sales	$1,273,470	$1,338,409	$2,596,154	$3,860,203
Cost of goods sold	1,147,446	976,474	2,346,811	2,735,176

	126,024	361,935	249,343	1,125,027

Expenses:
General and administrative	305,863	278,656	760,799	738,411
Depreciation	12,030	7,390	23,398	14,820
Research and development	26,574	16,636	58,903	30,060
Interest expense	20,135	19,608	39,917	50,299
Selling and promotion	33,487	23,459	54,835	48,626
Foreign exchange (gain) loss	(13,950)	(26,493)	(9,790)	(11,133)
Amortization	—	—	—	8,518
Gain on sale of assets (note 7)	(3,646)	—	(3,646)	(1,859,471)
Interest and other income	(3,508)	(22,028)	(39,646)	(34,515)
	376,985	297,228	884,770	(1,014,385)

Income (loss) before income taxes	(250,961)	64,707	(635,427)	2,139,412

Provision for (recovery of) income taxes	(22,529)	51,948	(71,366)	865,985

Net income (loss) for the period	(228,432)	12,759	(564,061)	1,273,427

Unrealized gain (loss) on investments available for sale	71,815	(4,211)	4,254	(4,211)

Currency translation adjustment	202,066	204,717	107,039	(9,373)

Comprehensive income (loss) for the period	$45,449	$213,265	$(452,768)	$1,259,843

Per share information:
Earnings (loss) per common share:
Basic	$(0.07)	$—	$(0.18)	$0.42
Diluted	$(0.07)	$—	$(0.18)	$0.42

Weighted average number of common shares used in computing net earnings per share for the period:
Basic	3,052,296	3,037,463	3,052,296	3,032,629
Diluted	3,052,296	3,071,158	3,052,296	3,063,484

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

Gross profit	Three Months Ended July 31, 2005	Three Months Ended July 31, 2004	Variance
Consolidated	$126,024	$361,935	(65)%
Percentage of sales	10%	27%
Dextran Products	$77,024	$336,228	(77)%
Percentage of sales	7%	27%
Chemdex	$5,704	$9,873	(42)%
Percentage of sales	4%	9%

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