Form 10-Q/A
period 2005-10-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2006-03-21
CIK 317158

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

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited).

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets (Unaudited)
(Expressed in United States dollars)

	October 31	January 31
	2005	2005

Assets

Current assets:
Cash and cash equivalents (note 3)	$1,454,560	$2,401,051
Trade accounts receivable	584,363	922,267
Interest receivable	—	41,511
Income taxes recoverable	132,000	—
Inventories:
Finished goods	1,184,029	1,187,158
Work in process	338,451	123,730
Raw materials	189,934	206,005

	1,712,414	1,516,893
Prepaid expenses and other current assets	156,319	115,542

Total current assets	4,039,656	4,997,264

Property, plant and equipment, net	3,153,227	3,124,185
Patents and intangible assets, net	62,931	68,959
Assets held for sale	12,699	12,085
Promissory note (net of deferred gain of $350,000) (note 7)	0	—
Investments available for sale (note 4)	2,345,182	1,909,305
Due from shareholder	605,862	643,867
Deferred tax assets	190,508	56,208

	$10,410,065	$10,811,873

	October 31	January 31
	2005	2005

Liabilities and Shareholders' Equity

Current liabilities:
Bank indebtedness	$84,660	$24,170
Accounts payable	588,124	463,579
Accrued liabilities	356,355	169,370
Payroll and related taxes payable	134,796	195,897
Customer deposits	97,859	97,859
Income taxes payable	123,800	129,702
Current portion of long-term debt	950	46,353
Current portion of capital lease obligations	201,228	157,531
Current portion of due to shareholder	4,597	21,385

Total current liabilities	1,592,369	1,305,846

Long-term debt	3,867	4,368
Capital lease obligations	19,464	169,344
Due to shareholder	671,656	659,919
Deferred income taxes	—	121,507

	694,987	955,138

Total liabilities	2,287,356	2,260,984

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

	Three Months Ended October 31, 2005	Three Months Ended October 31, 2004	Variance	Nine Months Ended October 31, 2005	Nine Months Ended October 31, 2004	Variance
Depreciation and amortization expense	$137,183	$129,493	6%	$395,870	$376,829	5%

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