Form 10-K
period 2006-01-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2006-04-28
CIK 317158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-8366

POLYDEX PHARMACEUTICALS LIMITED
(Exact name of Registrant as specified in its charter)

Commonwealth of the Bahamas	None
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

421 Comstock Road
Toronto, Ontario, Canada
(Address of principal executive offices)

M1L 2H5.
(zip code)

Registrant’s telephone number, including area code (416) 755-2231
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0167 par value (Title of Class)
Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐   No   ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Act.
Large Accelerated Filer  ☐        Accelerated Filer  ☐          Non-Accelerated Filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s voting common shares held by non-affiliates of the Registrant, based upon the $5.00 per share closing price of the Registrant’s common shares on July 29, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $11,821,620 . For purposes of this calculation, the Registrant’s directors, executive officers and holders of more than 10% of the Registrant’s common shares have been assumed to be affiliates.

The number of common shares of the Registrant outstanding as of April 28, 2006, was 3,058,896.
Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement for the Registrant’s 2006 Annual Meeting of Members, scheduled to be held on July 7, 2006, are incorporated by reference into Part III of this Report.

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

 Products and Sales

     Iron Dextran

    Iron Dextran is a derivative of Dextran produced by complexing iron with Dextran. Iron Dextran is injected into most pigs at birth as a treatment for anemia. The Company sells Iron Dextran to independent distributors and wholesalers primarily in Europe, the United States and Canada, with less significant sales in Pacific Rim countries. Dextran Products has regulatory approval to sell Iron Dextran from Canadian authorities, while the Company’s subsidiary, Chemdex Inc., has United States FDA approval for the manufacture and sale of Iron Dextran for veterinary use. On March 4, 2004, Sparhawk and Chemdex entered into an exclusive Supply Agreement under which Sparhawk agreed to purchase 100% of its product needs for bulk Iron Dextran solution from Chemdex for a period of 10 years, and Chemdex agreed to sell such products in the United States exclusively to Sparhawk, subject to minimum purchase requirements.

    Dextran Sulphate

    Dextran Sulphate is a specialty chemical derivative of Dextran used in research applications by the pharmaceutical industry and other centers of chemical research. Dextran Sulphate manufactured by the Company is sold primarily to independent distributors and wholesalers in the United States as analytical chemical applications. This usage requires no regulatory approval.

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

     During fiscal year 2006, European Patent No. 1296691 entitled “Cellulose Sulfate and Other Sulfated Polysaccharides to Prevent and Treat Papilloma Virus and Other Infections” was issued. This patent is effective in the following countries: France, Germany, United Kingdom, Austria, Belgium, Switzerland, Denmark, Spain, Finland, Greece, Ireland, Italy, Netherlands, Portugal, Sweden, Turkey and Hong Kong. This patent is directed to treating, inhibiting and preventing papilloma virus infections using sulfated polysaccharides.

     Cystic Fibrosis

    The Company is a party to a Research Agreement with the University of British Columbia, a number of Canadian hospitals and a company owned by an affiliate. Under the terms of this Research Agreement, the Company agreed to provide equipment and funding for continuing research on a low molecular weight dextran, initially studied for a cystic fibrosis treatment, in exchange for an exclusive worldwide license to manufacture, distribute and sell any products developed from the research. Two patents with respect to research products were issued by the United States in 1996. U.S. patent number 5,441,938 is held jointly by the University of British Columbia and the Company, and U.S. patent number 5,514,665 is held by the University of British Columbia and licensed to the Company. Rights to the low molecular weight dextran, were licensed to BCY LifeSciences, Inc. of Canada in 1999. Under this license agreement, BCY LifeSciences will pay a royalty to both the Company and the University of British Columbia based on sales and sublicensing revenue in return for the exclusive right to sublicense, manufacture, distribute and sell developed products. In February 2005, BCY Lifesciences sublicensed the low molecular weight dextran to ALIGN Pharmaceuticals, a private United States based company.

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

Suppliers

     Dextran Products

    In the manufacture of Dextran and Dextran derivative products, the Company uses two suppliers for its sugar raw material requirements. The Company also uses two suppliers for its iron requirements with respect to the manufacture of Iron Dextran. Both sugar and iron are readily available from numerous suppliers at competitive prices in the market.

    The Company is dependent upon a single source for a certain raw material used in the production of Dextran Sulphate. Such supply was adequate in fiscal year 2006 and no shortages are anticipated in the near term. However, any curtailment in availability of such raw material could be accompanied by production or other delays as well as increased raw material costs, with consequent adverse effect on the Company’s results of operations. The Company has no long-term contracts with any of its suppliers.

Backlog and Seasonality

    The Company’s backlog as at January 31, 2006 was approximately $200,000, whereas backlog as at January 31, 2005 was approximately $350,000. All of these orders are expected to be filled within the current fiscal year. The Company’s bulk pharmaceutical intermediate business may be characterized as seasonal in that many end-users of the finished product veterinary pharmaceuticals manufactured from these intermediates require fewer vitamins and other supplements during the summer months when livestock are put out to pasture. However, the Company does not believe that such seasonality is material to its financial results as a whole.

Competition

    The Company is the only Canadian manufacturer of Iron Dextran. On March 4, 2004, the Company sold its finished product veterinary pharmaceutical business to its former joint venture partner, Sparhawk. Laboratories, Inc. In connection with the sale, Sparhawk and Chemdex entered into an exclusive Supply Agreement under which Sparhawk agreed to purchase 100% of its product needs for bulk Iron Dextran solution from Chemdex for a period of 10 years, and Chemdex agreed to sell such products in the United States exclusively to Sparhawk, subject to minimum purchase requirements.

    The only other major supplier of Iron Dextran is located in Denmark, although there exist several smaller European and Chinese sources of Iron Dextran. Dextran Sulphate is manufactured by several manufacturers in the United States and Europe. With regard to Iron Dextran and Dextran Sulphate, the Company competes on the basis of quality, service and price.

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

Employees

    As of March 31, 2006, the Company employed 26 employees, of whom 15 were engaged in production, 7 in quality control, 1 in research and development, 2 in administration and 1 in marketing and sales activities. None of the Company’s employees are covered by collective bargaining agreements. Management considers its relations with employees to be good.

Research and Development

    During the fiscal years ended January 31, 2006 and 2005, the Company expended $215,482 and $127,847 respectively, on research and development, primarily relating to the development of Cellulose Sulphate. Increases in research and development expenditures are a result of additional product development activities performed by the Company and funded outside of its partnership relationships. During the fiscal years ended January 31, 2006 and 2005, the Company recognized investment tax credit benefits of $9,681 and $13,105 respectively.

    Cellulose Sulphate (Ushercell)

    Ushercell, the Company’s leading human pharmaceutical compound, is a high molecular weight Cellulose Sulphate envisioned for topical vaginal use primarily in the prevention and transmission of AIDS and other sexually transmitted diseases, as well as unplanned pregnancies.

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

    During fiscal year 2006 several clinical trials were conducted, ongoing and commenced.

    In particular:

•
A tolerance study of 36 HIV-infected men was conducted in collaboration with the Institute of Tropical Medicine in Belgium. 24 of the participants were assigned Ushercell and 12 assigned a placebo. 31.8% of the Ushercell users reported a tingling sensation and the final analysis determined that Ushercell was safe and well tolerated by HIV infected men and reported symptoms of irritation were considered mild. A further study was conducted in collaboration with the University of California with 119 sexually active women in Zimbabwe to assess the safety and acceptability of Ushercell when used with a diaphragm. That trial is now complete and the final report is expected in late 2006.

A large-scale Phase II human clinical trial of the contraceptive efficacy of Ushercell was conducted in the United States in collaboration with Family Health International and the California Family Health Council, with additional supportive funding provided by the Bill and Melinda Gates Foundation. The trial results were announced in January 2006, indicating that Ushercell was 96% effective in preventing unwanted pregnancies when used as directed. Over three-quarters of the women and their partners involved in this study indicated that they would buy Ushercell to prevent pregnancy.

•
A study to determine the effectiveness of Cellulose Sulphate gel as a treatment for Bacterial Vaginosis, a common disorder among reproductive-age women, has commenced at the University of Campinas, in San Paola, Brazil, projecting enrollment of 60 women. The trial is ongoing and a report on findings is expected in late 2006.

•
Two Phase III clinical trials to assess the effect of Ushercell on vaginal HIV acquisition have commenced in five clinical trial sites located in India and Africa. These studies will enroll more than 4,500 sexually active women with a high risk of HIV infection. These trials are being conducted by CONRAD, in collaboration with Family Health International with financial support from USAID and the Bill and Melinda Gates Foundation. The Phase III trials had staggered commencement dates in October 2004 and May 2005. These trials are expected to take three years to complete. It is anticipated that final analysis of these trials could take a further year to complete, and reports of findings are expected in 2009.

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

    As noted above, in 1999, the Company’s cystic fibrosis product was licensed to BCY LifeSciences. In November, 2003 BCY LifeSciences announced its completion of the analysis of a Phase II clinical trial of the product designed to assess the efficacy and safety of the product on pulmonary function in adult cystic fibrosis patients. The results indicated that the product (known as DCF 987) was well tolerated and may have shown positive trends in the improvement of FEV1 (forced expiratory volume in one second), a measure of lung function, and the reduction of Pseudomonas aeruginosa bacterial load in patient sputum. BCY LifeSciences was also granted a patent entitled “Use of Dextran and Other Polysaccharides to Improve Mucus Clearance” by the European Patent Office. The Company will receive royalty payments based upon sales and other revenues upon approval of any developed product pursuant to its license agreement with BCY LifeSciences. In February of 2005, BCY LifeSciences entered into a development agreement with Align Pharmaceuticals to fund ongoing studies on the compound.

Segmented Information

    The information regarding the geographic distribution of revenue, operating results and assets is set forth in Note 16 to the Company’s Consolidated Financial Statements for the fiscal year ended January 31, 2006 under Item 8 Financial Statements and Supplementary Data.

ITEM 2.      PROPERTIES

    The Company’s wholly-owned subsidiary, Dextran Products Limited, maintains its executive and sales offices and its manufacturing plant of approximately 30,000 square feet in Toronto, Ontario, Canada.

    The Company owns and operates a fermentation plant in Toronto, Ontario, Canada. This plant has the capacity to simultaneously produce both 10% and 20% Iron Dextran at the rate of up to 11,000 liters per week (there are 1.057 quarts in one liter), and 500 kilograms (there are 2.2 pounds in one kilogram) per month of Dextran Sulphate. Current production is approximately 10,000 liters of Iron Dextran per week and approximately 250 kilos of Dextran Sulphate per quarter.

    Management has decided that expansion of the Company’s facility in Toronto is now due. Increased interest in certain of the Company’s products has warranted the purchase of new drying equipment which is due to be installed in fiscal year 2007. Engineers are preparing drawings and permits have been requested. This equipment will allow for potential increased production of powdered product.

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

ITEM 3.      LEGAL PROCEEDINGS

    There are no pending legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of their property is subject to.

    The litigation involving the Joint Venture, Sparhawk Laboratories, Inc. v. Veterinary Laboratories, Inc., et al, Case No. 02CV07426, County of Johnson, State of Kansas, was settled on March 4, 2004, and a Motion of Approval of Settlement and Stipulation of Dismissal with Prejudice was filed with the Court on that date.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the Company’s fourth fiscal quarter ended January 31, 2006.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    The principal market for the Company’s common shares is the NASDAQ Capital Market. The Company’s common shares trade under the symbol “POLXF.”

    The reported high and low closing prices of the Company’s common shares as reported on the NASDAQ Capital Market for each full quarterly period within the two most recent fiscal years of the Company were as follows:

Fiscal Year 2006 fiscal quarter ended:	High	Low
April 30, 2005	$7.25	4.26
July 31, 2005	6.05	4.25
October 31, 2005	5.94	4.38
January 31, 2006	9.45	5.50

Fiscal Year 2005 fiscal quarter ended:	High	Low
April 30, 2004	$8.50	6.91
July 31, 2004	7.56	5.78
October 31, 2004	7.65	4.92
January 31, 2005	8.00	5.75

    The quotations set out above represent the prices for the specific dates between dealers and do not include retail mark-up, mark-down or commission. They do not represent actual transactions.

    As of April 28, 2006 there were approximately 360 holders of record of the Company’s common shares.

    The Company has paid no dividends in the past and does not consider likely the payment of any dividends in the foreseeable future.

    There are no governmental laws, decrees or regulations in the Commonwealth of the Bahamas applicable to the Company that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends or other payments to nonresident holders of the Company’s common shares. Furthermore, United States holders of the Company’s common shares are not subject to taxes under Bahamian law.

    The Company did not sell any unregistered common shares during its 2006 fiscal year and does not currently have a plan to repurchase any of its common shares.

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

	Fiscal year ended January 31,
	2006	2005	2004	2003	2002
Sales from continuing operations	5,265,209	6,372,359	14,092,189	12,786,343	12,167,530
Net income (loss) from continuing operations	(1,489,053)	1,139,911	(5,999)	(673,741)	(206,880)
Net income (loss) per common share	(0.49)	0.38	—	(0.22)	(0.07)
Total assets	9,910,445	10,811,873	10,510,513	9,712,574	10,080,880
Long-term borrowings	691,178	833,631	1,013,701	1,188,603	1,724,159

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

    In fiscal year 2007 management intends to continue its focus on the core businesses of Dextran Products that have historically been the backbone of the Company. Opportunities to increase distribution chains for existing Dextran products in certain overseas markets, such as India, China and Russia are being explored by management. Expanding current market opportunities and the potential for new market penetration has led management to make plant refurbishments and the expansion of production capacity a priority for fiscal year 2007 with respect to Dextran Products operations.

    Research and development of the Company’s human pharmaceutical products is coordinated at the Dextran Products facility. Ushercell, the Company’s leading human pharmaceutical compound, is a high molecular weight Cellulose Sulphate envisioned for topical vaginal use primarily in the prevention of unplanned pregnancies, as well as the transmission of AIDS and other sexually transmitted diseases. Multiple clinical trials have been completed, and additional trials have commenced or are being actively planned, to evaluate various aspects of the use of Cellulose Sulphate as a contraceptive gel with antiviral capabilities. The Company also intends to continue exploring the use of Ushercell as a treatment for Bacterial Vaginosis (BV), the most common vaginal disorder among reproductive-age women. If effective, BV treatment may present an opportunity for commercial viability of Ushercell in advance of the completion of the much lengthier testing required for its use as an antiviral or contraceptive gel.

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

Management considered the finished goods veterinary pharmaceuticals industry to be a highly competitive, mature industry, and believed that meaningful growth in this industry would require significant investment in new product development. The Company’s investment in this industry through the Joint Venture required the sharing of profits with its partner. Management believed that the Company could expect to obtain a higher return on investment by focusing on its current Dextran Products business and on human pharmaceutical research and development projects. The sale of this business segment resulted in a significant reduction in consolidated sales and gross profits during fiscal year end 2006.

Results of Operations

Fiscal Year ended January 31, 2006 compared to Fiscal Year ended January 31, 2005 compared to Fiscal Year ended January 31, 2004
	FY 2006	FY 2005	FY 2004
Net income (loss)	$(1,489,053)	$1,139,911	$(5,999)

Earnings (loss) per share	(0.49)	0.38	(0.00)

    The fiscal year 2006 net loss is primarily due to the decrease in gross margin at Dextran Products, primarily a result of the continued increase in value of the Canadian dollar relative to the United States dollar, as well as increased research and development costs. The fiscal year 2005 increase in net income was attributable to the gain on sale of the Vet Labs assets. This gain was partially offset by an increased tax provision.

				Fiscal Years
Income (loss) before income taxes	FY 2006	FY 2005	FY 2004	06 v 05	05 v 04
				(% increase (decrease)
Consolidated	$(1,308,296)	$1,706,777	$(395,967)	(177%)	531%
Dextran Products	(463,989)	256,169	58,703	(281%)	336%
Chemdex	(73,158)	2,093,478	(63,029)	(103%)	3,421%

    The United States dollar continued to decline in value relative to the Canadian dollar during fiscal year 2006, which negatively affected gross margins at Dextran Products, since the majority of its revenue is denominated in United States dollars while the majority of its cost of sales is denominated in Canadian dollars. Therefore, when the value of the Canadian dollar increases in relation to the United States dollar, margins decrease. Exchange rate fluctuations resulted in a 3% decrease in margins at Dextran Products in fiscal year 2006 compared to a 4% decrease in fiscal year 2005. The fiscal year 2005 improvement in operating results is primarily attributable to the gain on sale of the Vet Labs assets at Chemdex and the reduction in the foreign exchange loss at Dextran Products. Dextran Products realized a foreign exchange gain in fiscal year 2005 because it had a net liability exposure to the United States dollar.

    Dextran Products. As mentioned above, the continued increase in the Canadian dollar relative to the United States dollar resulted in increased cost of sales, since most of Dextran’s sales are denominated in United States dollars, while its costs are primarily denominated in Canadian dollars. While cost savings were realized in general and administrative expenses, these were largely offset by the rise of the Canadian dollar, as well as increased research and development expenses and depreciation. The fiscal year 2005 increase in income before income taxes was primarily a result of the foreign exchange gain described above. In addition, there was an increase in investment income because of the purchase of marketable securities. These increases were partially offset by a decrease in gross margin and increased selling, general and administrative expenses.

    Chemdex. The income before taxes at Chemdex for fiscal year 2006 decreased from the prior year as fiscal year 2005 included both the gain on sale of Vet Labs, as well as one month of Vet Labs joint venture operations. The fiscal year 2005 increase in income before income taxes was due to the gain on the sale of the Vet Labs assets. Since March 4, 2004, the only operations for Chemdex have been the supply of raw materials to Sparhawk.

				Fiscal Years
Sales	FY 2006	FY 2005	FY 2004	06 v 05	05 v 04
				(% increase (decrease)
Consolidated	$5,265,209	$6,372,359	$14,092,189	(17)%	(55)%
Dextran Products	4,730,987	4,916,213	4,742,519	(4)%	4%
Percentage of Company sales	90%	77%	34%
Chemdex	534,222	1,456,146	$9,349,670	(63)%	(84)%
Percentage of Company sales	10%	23%	66%

    The decrease in sales during fiscal year 2006 is due primarily to the fact that the fiscal year 2005 included one month of sales in the Vet Labs joint venture, while fiscal year 2006 only includes raw materials sales to Sparhawk. The significant decrease in sales during fiscal year 2005 is due to the sale of the Vet Labs business on March 4, 2004. This business represented virtually all of the Chemdex operating segment.

    Dextran Products. Dextran Products’ sales decreased by 4% in fiscal year 2006 compared to the prior year. Demand for Dextran and related products remained consistent with prior fiscal years.

     Chemdex. In fiscal year 2006, sales at Chemdex to Sparhawk remained consistent with the prior year. As described above, the finished goods veterinary pharmaceutical business was sold on March 4, 2004 resulting in the significant decline in sales for this operating segment in fiscal year 2005 compared to fiscal year 2004. Under a supply agreement with Sparhawk, Chemdex continues to supply raw materials for the manufacture of bulk iron dextran by Sparhawk. Fiscal year 2005 sales at Chemdex included one month of sales for the finished goods veterinary pharmaceutical business, which accounts for the decline in sales compared fiscal year 2006.

				Fiscal Years
Gross profit	FY 2006	FY 2005	FY 2004	06 v 05	05 v 04
				(% increase (decrease)
Consolidated	$429,185	$1,516,418	$2,785,865	(72)%	(46)%
Percentage of sales	8%	24%	20%
Dextran Products	$408,671	$1,037,368	$1,153,659	(61)%	(10)%
Percentage of sales	8%	21%	24%
Chemdex	$20,514	$279,827	$1,597,345	(93)%	(82)%
Percentage of sales	4%	19%	17%

    The decline in gross profit in fiscal year 2006 resulted from the increased cost of sales, which was exacerbated by the continued increase in value of the Canadian dollar compared to the United States dollar. The fiscal year 2005 decrease in gross profit resulted from the decrease in sales from the Chemdex operating segment due to the sale of the finished goods veterinary pharmaceutical business. The increase in gross profit percentage, in fiscal year 2005, is a result of the finished goods veterinary pharmaceutical business being a lower margin business than the Dextran Products operating segment.

    Dextran Products. In fiscal year 2006, the decrease in gross profit compared to fiscal year 2005 was due to several factors, including supplier price increases, increased equipment repairs and building supply costs, and increased depreciation charged to cost of sales due to equipment acquisitions during the year. These increases were exacerbated by the continued increase in the Canadian dollar relative to the United States dollar. The majority of Dextran Products’ costs are incurred in Canadian dollars, while the majority of its sales are in United States dollars. Therefore, as the value of the Canadian dollar rises in relation to the United States dollar, Dextran Products’ margins decrease. Exchange rate fluctuations have resulted in a 3%, 4% and an 8% decrease in margins at Dextran Products in fiscal years 2006, 2005 and 2004, respectively. During the fiscal year 2005, excluding the impact of exchange rates, Dextran Products realized an increase in margins due to cost control measures over materials and increased productivity. A modest price increase for certain products also occurred at Dextran Products in fiscal year 2005.

    Chemdex. In fiscal year 2006, Chemdex operations consisted entirely of raw material sales to Sparhawk, while in fiscal year 2005, Chemdex operations included approximately one month of results from the finished goods veterinary pharmaceutical business. The gross margin decrease from fiscal year 2004 to fiscal year 2005 resulted primarily from having a full year of finished goods veterinary pharmaceutical business in 2004 compared with only one month in fiscal year 2005.

				Fiscal Years
	FY 2006	FY 2005	FY 2004	06 v 05	05 v 04
				(% increase (decrease)
Selling, promotion, general and
Administrative expenses	$1,550,735	$1,594,580	$2,493,488	(3)%	(36)%

    In fiscal year 2006, overall selling, promotion and general and administrative expenses remained consistent with fiscal year 2005. During fiscal year 2006 administrative expenses decreased slightly in Dextran Products, although this was offset by the continuing rise in the Canadian dollar. General and administrative expenses in Chemdex decreased in fiscal year 2006 due primarily to the one month of operations included in fiscal year 2005. The fiscal year 2005 decrease in selling, promotion, general and administrative expenses is a result of the sale of the finished goods veterinary pharmaceutical business in March 2004. The Dextran Products operating segment experienced an increase in selling, promotion, general and administrative expenses in fiscal year 2005. These costs were incurred in Canadian dollars, resulting in increased expenses upon translation to United States dollars due to the significant rise in the Canadian dollar as discussed above.

				Fiscal Years
Research and development	FY 2006	FY 2005	FY 2004	06 v 05	05 v 04
				(% increase (decrease)
Research and development
Expenditures	$215,482	$127,847	$73,635	68%	74%
Investment tax credits	(9,681)	(13,105)	(12,684)	(26)%	3%
Net research and development expense	205,801	114,742	60,951	79%	88%

As in fiscal year 2005, the Company’s research and development expenditures increased in fiscal year 2006 due to additional product development activities performed by the Company and funded outside of its partnership relationships. The majority of this increase continues to relate to funding of a pilot clinical study on the use of cellulose sulphate for the treatment of bacterial vaginosis. This clinical study is related to an alternate use of cellulose sulphate and therefore is outside the scope of funding provided by the Company’s research and development partners for the investigation of this product as a contraceptive gel with antiviral properties. The current stage of the cellulose sulphate project is such that a lesser portion of development is being performed in-house and significant funding from research and development partners for the current phase of the project is expected to continue at necessary levels for the foreseeable future. The Company’s research and development expenditures are expected to increase in fiscal year 2007 due to additional product development activities the Company expects to perform and fund outside of its partnership relationships.

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

				Fiscal Years
	FY 2006	FY 2005	FY 2004	06 v 05	05 v 04
				(% increase (decrease)
Depreciation and amortization expense	$543,023	$513,095	$617,685	6%	(17)%

    The increase in depreciation and amortization in fiscal year 2006 is due primarily to the increased investments in capital equipment during the year, and the increase in the value of the Canadian dollar relative to the United States dollar. The fiscal year 2005 decrease in depreciation and amortization expense is attributable to the sale of the finished goods veterinary pharmaceutical business in March 2004. Included in the depreciation and amortization expense above are allocations to Cost of goods sold in the amount of $481,863 (2005 - $468,212; 2004 - $563,631).

				Fiscal Years
	FY 2006	FY 2005	FY 2004	06 v 05	05 v 04
				(% increase (decrease)
Interest expense	$81,509	$91,210	$133,382	(11)%	(32)%

    As in fiscal year 2005, the decrease in interest expense in fiscal year 2006 is primarily attributable to a decrease in long-term debt and capital lease obligations, as well as the associated decrease in imputed interest due to the continuing repayment of non-interest bearing long-term debt. In fiscal year 2005, the share value guarantee payable was paid in full on March 4, 2004 when the Joint Venture operations were sold.

				Fiscal Years
	FY 2006	FY 2005	FY 2004	06 v 05	05 v 04
				(% increase (decrease)
Foreign exchange gain (loss)	$18,139	$46,172	$(447,602)	(61)%	110%

    In fiscal year 2006, the decrease in the foreign exchange gain was due primarily to Dextran Products’ decreasing exposure to the United States dollar. In fiscal year 2005, the increase in foreign exchange gain at Dextran Products was due to the significant decline in Dextran Products’ net exposure to the United States dollar. Dextran Products has a net liability exposure to the United States dollar because intercompany payables denominated in United States dollars exceed its United States dollar denominated accounts receivable balance. Dextran Products realized a foreign exchange gain in both fiscal years 2006 and 2005 because the Canadian dollar increased in value relative to the United States dollar. During fiscal year 2004, Dextran Products had large intercompany receivables denominated in United States dollars, and experienced a foreign exchange loss because the value of the Canadian dollar increased relative to the United States dollar. A large portion of these intercompany receivables were repaid in March 2004 when the Joint Venture operations were sold

				Fiscal Years
	FY 2006	FY 2005	FY 2004	06 v 05	05 v 04
				(% increase (decrease)
Interest and other income	148,166	130,131	7,645	14%	1602%

    In fiscal year 2006, the Company earned interest income of $148,166 from the investment of the proceeds from the sale of Vet Labs assets (2005 - $130,131). In fiscal year 2004, there were no significant investment assets, therefore no significant investment income was earned.

				Fiscal Years
Tax provision (recovery)	FY 2006	FY 2005	FY 2004	06 v 05	05 v 04
				(% increase (decrease)
Consolidated	$180,757	$566,866	$(389,968)	(68)%	245%
Dextran Products	248,106	(193,134)	110,032	228%	(276)%
Chemdex	(123,950)	637,000	(500,000)	(119)%	227%

    The fiscal year 2006 increase in tax provision at Dextran Products is a result of the valuation allowance taken against deferred tax assets due to the degree of uncertainty relating to the future recoverability of tax losses and unused research and development expenditures incurred by the Company. The Company also incurred United States non-resident tax on interest payments made from Chemdex to Polydex.

    The fiscal year 2005 decrease in tax provision at Dextran Products was a result of a decrease in deferred tax liabilities. The tax provision at Dextran Products in fiscal year 2004 exceeded its income before taxes because a significant portion of the foreign exchange loss is related to intercompany financing and consequently is deductible only against capital gains. The Canadian operations continue to have significant research and development tax pools to offset current taxes payable.

    The fiscal year 2006 tax recovery at Chemdex is due to a reduction in the valuation allowance on a deferred tax item that was realized during the year. The fiscal year 2005 tax provision at Chemdex was a result of the gain recognized on the sale of the Vet Labs assets. The fiscal year 2004 Chemdex tax benefit was recorded because there was no longer uncertainty as to the ability of Chemdex to use non-operating losses following the sale of the Vet Labs assets for a gain subsequent to the end of fiscal year 2004.

Liquidity and Capital Resources

    As of January 31, 2006, the Company had cash and cash equivalents of $971,451, compared to $2,401,051 at January 31, 2005. In fiscal year 2006, the Company used cash of $425,185 in its operating activities, compared to using $310,351 for fiscal year 2005. Although there was a significant increase in net income in fiscal year 2005, this increase resulted from the gain on sale of the finished products veterinary pharmaceutical business, which proceeds were classified as an investing activity. The decrease in cash generated from operations in fiscal year 2006 as compared to fiscal year 2005 is because of the decrease in earnings. Depreciation and amortization continues to be a large non-cash expense of the Company.

    Working capital declined to $2,190,321 and the current ratio declined to 2.76 to 1 as of January 31, 2006, compared to $3,691,418 and 3.8 to 1 as of January 31, 2005.

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

    At January 31, 2006, the Company had accounts receivable of $744,720 and inventory of $1,549,544, compared to $922,267 and $1,516,893, respectively, at January 31, 2005. The decrease in accounts receivable at January 31, 2006 is due to the timing of payments. At January 31, 2006, the Company had accounts payable of $574,270, compared to $463,579 at January 31, 2005. The increase as at January 31, 2006 was due primarily to the timing of supplier payments. During fiscal year 2006, capital expenditures totaled $418,246, as compared to $182,691 in fiscal year 2005. The majority of the capital expenditures were for production equipment at the Dextran Products plant in Toronto in both these fiscal years. Management intends to continue its plant refurbishment and expansion plan in fiscal year 2007, and expects capital expenditures to increase in that period.

    During fiscal year 2006, the Company decreased its investment in medium-term, investment-grade, debt securities and increased its investment in fixed income mutual funds, and diversified royalty and income trust units, all denominated in Canadian dollars. The medium-term debt securities have maturities ranging from February 6, 2006 to June 7, 2007. Unrealized gains and losses will occur as the market interest rate varies. Management does not expect significant gains or losses in the future due to the relatively short term to maturity of the debt securities. Management plans to hold these debt securities to maturity unless such funds are needed for working capital or other cash needs such as the plant refurbishments.

    The change in accumulated other comprehensive income of the Company is almost entirely attributable to the currency translation adjustment of Dextran Products. Dextran Products’ functional currency is the Canadian dollar. This currency translation adjustment arises from the translation of Dextran Products’ financial statements to United States dollars.

    Dextran Products has a Cdn. $1,250,000 (U.S. $1,097,000) line of credit, of which none was utilized at January 31, 2006. Cdn. $30,000 (U.S. $24,000) of this line of credit was utilized at January 31, 2005. This line of credit bears interest at the Canadian banks’ prime lending rate plus 0.50% (2006 - 5.25%; 2005 - 5%). This indebtedness is collateralized by a general security agreement over the Company’s assets and a collateral mortgage of Cdn. $500,000 on the Dextran Products building in Toronto. Subsequent to the year end, the Company secured an additional Cdn $500,000 fixed rate term loan to fund capital purchases, with interest at 0.75% over Canadian banks’ prime lending rate.

    The decrease in capital lease obligations during fiscal year 2006 was due to repayments on capital leases. The majority of the capital lease obligations will be repaid during fiscal year 2007. The Company entered into one new capital lease obligation at Dextran Products during fiscal year 2005, for a piece of office equipment. Capital lease obligations are due over the next five years. Dextran Products entered into one new long-term debt obligation during fiscal year 2005, which related to the buyout of a piece of office equipment.

    Chemdex entered into a long-term debt obligation on September 19, 2003, which related to the redemption of the 10% minority interest in Chemdex. The redemption amount was $146,500, which was paid in 25 equal monthly installments of $5,860, commencing on the redemption date. Since this installment contract was non-interest bearing, it was discounted using a discount rate of 9%. This installment contract was fully repaid by January 31, 2006.

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

Related Party Transactions

    In August 1997, the Company loaned Thomas C. Usher, formerly its Vice-Chairman, Director of Research and Development, a member of its Board of Directors and the beneficial owner of greater than 5% of the outstanding common shares of the Company, $691,500 at an interest rate equal to the United States’ bank prime rate plus 1.50% (the “Loan”). The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher. Repayment of the Loan is accomplished by monthly payments and through offsets by the Company against royalty payments due Thomas C. Usher pursuant to intellectual property license agreements and, in the past, bonus payments, if any, granted Thomas C. Usher as an employee of the Company. The amount outstanding under the Loan as of January 31, 2006 was $323,972, as compared to $373,373 at January 31, 2005, including accrued interest. The Company has taken a cumulative provision of $292,860 against accrued interest on this loan at January 31, 2006, compared to a cumulative provision of $264,543 at January 31, 2005. Thomas C. Usher passed away on February 26, 2005. Obligations with respect to the Loan transferred to the estate of Thomas C. Usher. The Company continues to be obligated to make royalty payments pursuant to the license agreements, and intends to continue to offset such payments against the Loan.

    In August 1999, Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the “Receivables”) due to the Company from Novadex Corp. The Receivables have no specific repayment terms. The total outstanding amount of the Receivables as of January 31, 2006 was $207,599, as compared to $285,037 at January 31, 2005. Thomas C. Usher also owed $250,000 to a subsidiary of the Company, Novadex International Limited, as of January 31, 2006, pursuant to a non-interest bearing loan with no specific repayment terms. The outstanding amount of this loan has not changed from January 31, 2005. The amounts continue to remain owing from the estate of Thomas C. Usher.

    Thomas C. Usher had pledged 307,909 common shares of the Company as security for these amounts owing to the Company. These common shares had a market value of $2,315,476 at January 31, 2006, based on the closing price of the Company’s common shares on the NASDAQ SmallCap market on January 31, 2006. The Company intends to continue to hold the pledged assets as collateral until the amounts owing discussed above are repaid.

    The Company had a commitment to pay an amount equal to one year’s salary, $110,000, to Thomas C. Usher’s estate. The amount owing on this commitment as at January 31, 2006 is $51,816.

    The Company also has an outstanding loan payable to Ruth Usher, a member of the Board of Directors until her retirement on October 31, 2003, the beneficial owner of greater than 5% of the outstanding common shares of the Company, a former director, and the widow of Thomas C. Usher. The amount due from the Company pursuant to this loan decreased to $675,919 at January 31, 2006 from $681,304 at January 31, 2005 due to interest charges less monthly payments by the Company. The Company is required to make blended monthly payments of $5,000.

Off-Balance Sheet Arrangements

    The Company has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

    As of January 31, 2006, future minimum cash payments due under contractual obligations, including, among others, the Dextran Products line of credit, the loan payable to Ruth Usher, and capital lease agreements, are as follows:

	Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations (1)	$681,811	$61,473	$122,946	$121,473	$375,919
Capital lease obligations (2)	179,150	161,741	12,661	4,748	—
Operating lease obligations (3)	322	322		—	—
Purchase obligations	189,209	189,209	—	—	—
Revolving loans (4)	—	—	—	—	—
Total	$1,050,492	$412,745	$135,607	$126,221	$375,919

1.	Consists of:

	(a)	Note payable in quarterly payments of Cdn. $419 maturing September 2010; and
	(b)	Amounts due to shareholder which bear interest at the Canadian banks’ prime lending rate plus 1.5%, with required minimum monthly payments, including interest, of $5,000.
2.	Consists of capital lease obligations for:
	(a)	Production equipment of Cdn. $154,220 (US $135,399) repayable in monthly installments, bearing interest at 9% and maturing November 2006;
	(b)	Production equipment of Cdn. $32,671 (US $28,684) repayable in monthly installments, bearing interest at 7.59% and maturing November 2006; and
	(c)	Office equipment of Cdn. $23,298 (US $20,455) repayable in quarterly installments, bearing interest at 10.4% and maturing December 2009.
3.	Consists of operating lease obligations for office equipment requiring quarterly payments of Cdn. $161 (US $141) terminating June 2006

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

    In addition to the products for which the Company has patents or has filed patent applications, the Company relies upon unpatented proprietary technology and may not be able to meaningfully protect its rights with regard to that unpatented proprietary technology.

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

    Because the Company controlled the operating, financing and investing decisions of the Joint Venture through Vet Labs’ control of the Policy Committee, it consolidated the Joint Venture’s assets, liabilities, revenue and expenses in the Company’s financial statements. The Company funded the Joint Venture’s cumulative losses after 1992 and, accordingly, recorded 100% of these losses in the consolidated financial statements.

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

Recent Accounting Pronouncements

    In December 2004, the Financial Accounting Standards Board [the "FASB"] issued FASB Statement No. 123 (Revised 2004), "Share-Based Payment" ["Statement 123(R)"], which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ["Statement 123"]. Statement 123(R) supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Effective February 1, 2003, the Company has adopted the fair value accounting method provided for under Statement 123 to apply recognition provisions to its employee stock options granted, modified or settled after February 1, 2003. Statement 123(R) will have no impact on the consolidated financial statements of the Company.

    In November 2004, the FASB issued Statement 151, "Inventory Costs", which clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that this guidance will impact the consolidated financial statements of the Company.

    FASB issued Statement No. 152 “Accounting for Real Estate Time-Sharing Transactions” an amendment of FASB Statements No. 66 and 67. This Statement amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position. Statement 152 will have no impact on the consolidated financial statements of the Company.

    In December 2004, the FASB issued Statement 153, "Exchanges of Nonmonetary Assets", an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions". Statement 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Statement 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Statement 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this Statement 153 should be applied prospectively. The Company does not anticipate that the application of this Statement 153 will have an impact on the consolidated financial statements of the Company.

    FASB issued Statement No. 132 (revised 2003)- Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106 (Issued 12/03), which revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. FASB Statement No. 132 will have no impact on the consolidated financial statements of the Company.

    FASB issued Statement No. 154 - Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company does not anticipate that this guidance will impact the consolidated financial statements of the Company.

    FASB issued Statement No. 155 - Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” FASB Statement No. 155 will have no impact on the consolidated financial statements of the Company.

    SFAS No. 156 - Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. FASB Statement No. 156 will have no impact on the consolidated financial statements of the Company.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Sensitivity

    The Company’s operations consist of manufacturing activities in Canada and the United States. The Company’s products are sold in North America, Europe and the Pacific Rim. While the majority of the sales of Dextran Products, the Company’s Canadian operation, are denominated in United States dollars, the majority of its expenses are incurred in Canadian dollars. The majority of the assets and liabilities of Dextran Products are denominated in Canadian dollars prior to the currency translation adjustment necessary for preparation of the financial statements of the Company contained in this report. When the Canadian dollar rises in value relative to the United States dollar, the carrying value of the assets and liabilities of Dextran Products as stated in United States dollars increases. A rise in the Canadian dollar relative to the United States dollar also results in a decrease in gross margins and net income of Dextran Products. Dextran Products also experiences a foreign exchange gain when the Canadian dollar rises in relation to the United States dollar because it has a net liability exposure to the United States dollar resulting from a United States dollar denominated intercompany loan. Similarly, a decline in the Canadian dollar relative to the United States dollar results in a foreign exchange loss and increased gross margins and net income at Dextran Products. Management monitors currency fluctuations to ensure that an acceptable margin level at Dextran Products is maintained. Management has the ability, to some extent, to adjust sales prices to maintain an acceptable margin level.

    The following table presents information about the Company’s financial instruments other than accounts receivable that are sensitive to changes in foreign currency exchange rates. All financial instruments are held for other than trading purposes. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
								Fair
	1/31/07	1/31/08	1/31/09	1/31/10	1/31/11	Thereafter	Total	Value
	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn.)	731,977	—	—	—	—	—	731,977	735,029
Average interest rate	3.00%	—	—	—	—	—	3.00%
Marketable securities:
Fixed rate ($Cdn.)	1,469,803	677,305	—	—	—	—	2,147,107	2,048,892
Average interest rate	3.00%	2.86%	—	—	—	—	2.93%

Liabilities:

Long-term debt:
Fixed rate ($Cdn.)	169,441	5,945	6,595	7,316	—	—	189,297	171,773
Average interest rate	8.81%	10.43%	10.43%	10.43%	—	—	8.98%

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

	Expected Maturity Date
	1/31/07	1/31/08	1/31/09	1/31/10	1/31/11	Thereafter	Total	Fair Value
	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn.)	731,977	—	—	—	—	—	731,977	735,029
Average interest rate	3.00%	—	—	—	—	—	3.00%
Marketable securities:
Fixed rate ($Cdn.)	1,469,803	677,305	—	—	—	—	2,147,107	2,048,892
Average interest rate	3.00%	2.86%	—	—	—	—	2.93
Notes receivable:
Variable rate ($US)	60,274	65,397	70,956	76,897	50,177	—	323,793	232,793
Average interest rate	8.50%	8.50%	8.50%	8.50%	8.50%	—	8.50%

Liabilities:

Long-term debt:
Fixed rate ($Cdn.)	169,441	5,945	6,595	7,316	—	—	189,297	171,773
Average interest rate	8.81%	10.43%	10.43%	10.43%	—	—	8.98%
Variable rate ($US)	2,089	2,267	2,459	2,668	2,895	668,925	681,305	681,305
Average interest rate	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Polydex Pharmaceuticals Limited
Quarterly Financial Highlights
January 31, 2006

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
	2006	2005	2006	2005	2006	2005	2006	2005
Sales from continuing operations	1,606,980	1,306,297	1,062,075	1,205,859	1,273,470	1,338,409	1,322,684	2,521,794
Gross profit	107,042	291,431	72,800	99,960	126,024	361,935	123,319	763,092
Net income (loss) from continuing operations	(663,541)	107,036	(261,451)	(240,552)	(228,432)	12,759	(335,629)	1,260,668
Net income (loss) per common share	(0.22)	0.04	(0.09)	(0.08)	(0.07)	—	(0.11)	0.42

MANAGEMENT'S REPORT

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

Schwartz Levitsky Feldman LLP, the independent auditors appointed by the shareholders of the Company, have audited the consolidated financial statements for the fiscal year ended January 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States) and they provide an objective independent opinion regarding the fair presentation of reported operating results and financial position in accordance with generally accepted accounting principles. The prior two fiscal years were audited by Ernst & Young LLP.

The Board of Directors is responsible for ensuring that management fulfills its responsibility for financial reporting and is ultimately responsible for reviewing and approving the consolidated financial statements. The Board carries out the responsibility principally through its Audit Committee. The members of the Audit Committee are independent directors. The Audit Committee meets with financial management and the independent auditors to review accounting, auditing, internal accounting controls and financial reporting matters. Schwartz Levitsky Feldman LLP has full and free access to the Audit Committee.

George G. Usher                                                 Sharon Wardlaw
Chairman and Chief Executive Officer                               Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Polydex Pharmaceuticals Limited

We have audited the accompanying consolidated balance sheet of Polydex Pharmaceuticals Limited as of January 31, 2006 and the related consolidated statement of shareholders’ equity, operations and cash flows and for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Polydex Pharmaceuticals Limited as of January 31, 2005 and the related consolidated statements of shareholders’ equity, operations and cash flows for each of the years in the two-year period ended January 31, 2005 were audited by other auditors whose report dated March 10, 2005, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polydex Pharmaceuticals Limited as of January 31, 2006 , and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

Since the accompanying consolidated financial statements have not been prepared in accordance with generally accepted accounting principles and standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada
April 12, 2006	Chartered Accountants

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
Polydex Pharmaceuticals Limited

We have audited the accompanying consolidated balance sheets of Polydex Pharmaceuticals Limited as of January 31, 2005 and 2004 and the related consolidated statements of shareholders' equity, operations and cash flows for each of the years in the two-year period ended January 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polydex Pharmaceuticals Limited as of January 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2005 in conformity with United States generally accepted accounting principles.

Toronto, Canada,                                                        /s/ Ernst & Young LLP
March 10, 2005.                                                           Chartered Accountants

Polydex Pharmaceuticals Limited

CONSOLIDATED BALANCE SHEETS
[Expressed in United States dollars]

As at January 31
	2006	2005
	$	$
ASSETS
Current
Cash and cash equivalents [note 3]	971,451	2,401,051
Trade accounts receivable [note 18]	744,720	922,267
Interest receivable [note 12]	41,511	41,511
Inventories [note 4]	1,549,544	1,516,893
Prepaid expenses and other current assets	129,362	115,542
Total current assets	3,436,588	4,997,264
Property, plant and equipment, net [note 5]	3,280,724	3,124,185
Patents and intangible assets, net [note 6]	61,591	68,959
Investments available for sale [note 7]	2,638,441	1,909,305
Due from shareholder [note 8]	488,711	643,867
Assets held for sale	4,390	12,085
Promissory note, net of deferred gain of $350,000 [note 12]	—	—
Deferred tax assets [note 14]	—	56,208
	9,910,445	10,811,873

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Bank indebtedness [note 9]	—	24,170
Accounts payable	574,270	463,579
Accrued liabilities	360,150	365,267
Customer deposits	92,932	97,859
Income taxes payable [note 14]	44,877	129,702
Current portion of long-term debt [note 10[a]]	1,011	46,353
Current portion of capital lease obligations [note 10[b]]	168,430	157,531
Current portion of due to shareholder [note 8]	4,597	21,385
Total current liabilities	1,246,267	1,305,846
Long-term debt [note 10[a]]	3,748	4,368
Capital lease obligations [note 10[b]]	16,108	169,344
Due to shareholder [note 8]	671,322	659,919
Deferred tax liabilities [note 14]	194,938	121,507
Total long-term liabilities	886,116	955,138
Total liabilities	2,132,383	2,260,984

Shareholders' equity
Capital stock [note 11]
Authorized
100,000 Class A preferred shares of $0.10 each
899,400 Class B preferred shares of $0.0167 each
10,000,000 common shares of $0.0167 each
Issued and outstanding
899,400 Class B preferred shares (2005 - 899,400)	15,010	15,010
3,058,896 common shares [2005 - 3,042,296]	50,953	50,676
Contributed surplus	23,400,259	23,303,718
Deficit	(16,633,410)	(15,144,357)
Accumulated other comprehensive income [note19]	945,250	325,842
Total shareholders' equity	7,778,062	8,550,889
	9,910,445	10,811,873

See accompanying notes

On behalf of the Board:

Director                                                                         Director

Polydex Pharmaceuticals Limited

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
[Expressed in United States dollars]

Years ended January 31, 2006, 2005 and 2004
					Accumulated
					other	Total
	Preferred	Common	Contributed		comprehensive	shareholders'
	shares	shares	surplus	Deficit	income (loss)	equity
	$	$	$	$	$	$
Balance, January 31, 2003	15,010	50,434	23,224,128	(16,278,269)	(986,776)	6,024,527

Common share options issued	—	—	12,370	—	—	12,370
Comprehensive income (loss):
Net loss for the year	—	—	—	(5,999)	—	(5,999)
Currency translation adjustment	—	—	—	—	876,433	876,433
Balance, January 31, 2004	15,010	50,434	23,236,498	(16,284,268)	(110,343)	6,907,331

Common share options exercised	—	242	53,008	—	—	53,250
Common share options issued	—	—	14,212	—	—	14,212
Comprehensive income (loss):
Net income for the year	—	—	—	1,139,911	—	1,139,911
Unrealized loss on investments available for sale	—	—	—	—	(15,760)	(15,760)
Currency translation adjustment	—	—	—	—	451,945	451,945
Balance, January 31, 2005	15,010	50,676	23,303,718	(15,144,357)	325,842	8,550,889

Common share options exercised	—	277	82,517	—	—	82,794
Common share options issued	—	—	14,024	—	—	14,024
Comprehensive income (loss):
Net income (loss) for the year	—	—	—	(1,489,053)	—	(1,489,053)
Unrealized loss on investments available for sale	—	—	—	—	(12,349)	(12,349)
Currency translation adjustment	—	—	—	—	631,757	631,757
Balance, January 31, 2006	15,010	50,953	23,400,259	(16,633,410)	945,250	7,778,062

See accompanying notes

Polydex Pharmaceuticals Limited

CONSOLIDATED STATEMENTS OF OPERATIONS
[Expressed in United States dollars]

Years ended January 31
	2006	2005	2004
	$	$	$
Sales	5,265,209	6,372,359	14,092,189
Cost of goods sold	4,836,024	4,855,941	11,306,324
Gross profit	429,185	1,516,418	2,785,865

Expenses
General and administrative [note 11[b]]	1,421,159	1,465,849	2,334,642
Selling and promotion	129,576	128,731	158,846
Research and development, net [note 13]	205,801	114,742	60,951
Interest, net [note 8]	81,509	91,210	133,382
Depreciation	61,160	36,365	38,267
Amortization	—	8,518	15,787
Foreign exchange (gain) loss	(18,139)	(46,172)	447,602
Gain on sale of veterinary products assets	—	(1,859,471)	—
Loss on disposal of assets	4,581	—	—
Interest and other income	(148,166)	(130,131)	(7,645)
Total expenses (income)	1,737,481	(190,359)	3,181,832
Income (loss) before income taxes	(1,308,296)	1,706,777	(395,967)
Provision for (recovery of) income taxes [note 14]	180,757	566,866	(389,968)
Net income (loss) for the year	(1,489,053)	1,139,911	(5,999)
Unrealized loss on investments available for sale	(12,349)	(15,760)	—
Currency translation adjustment	631,757	451,945	876,433
Comprehensive income (loss) for the year	(869,645)	1,576,096	870,434

Per share information
Earnings (loss) per common share
Basic	(0.49)	0.38	—
Diluted	(0.49)	0.37	—

See accompanying notes

Polydex Pharmaceuticals Limited

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Expressed in United States dollars]

Years ended January 31
	2006	2005	2004
	$	$	$
OPERATING ACTIVITIES
Net income (loss) for the year	(1,489,053)	1,139,911	(5,999)
Add (deduct) items not affecting cash
Depreciation and amortization	543,023	513,095	617,685
Imputed interest on long-term debt	1,363	14,648	25,760
Deferred income taxes	121,478	417,003	(414,594)
Amortization of premium on investments available for sale	28,005	—	—
Loss on disposal of equipment	4,581	3,586	—
Gain on sale of veterinary products business [note 12]	—	(1,859,471)	—
License fee charged to due from shareholder	73,740	81,179	60,239
Provision for due from Sparhawk Laboratories, Inc. [note 12]	—	—	—
Options issued in exchange for services [note 11[b]]	14,024	14,212	12,370
Net change in non-cash working capital balances related to operations [note 15]	277,654	(634,514)	(74,036)
Cash provided by (used in) operating activities	(425,185)	(310,351)	221,425

INVESTING ACTIVITIES
Additions to property, plant and
equipment and patents	(418,246)	(159,554)	(183,124)
Proceeds from sale of veterinary products
business [note 12]	—	4,599,218	—
Decrease in due from shareholder	77,718	65,960	129,908
Purchase of investments available for sale	(567,942)	(1,841,854)	—
Acquisition of minority interest	—	—	(5,860)
Proceeds from sale of equipment	3,748	5,148	—
Cash provided by (used in) investing activities	(904,722)	2,668,918	(59,076)

FINANCING ACTIVITIES
Repayment of long-term debt	(47,745)	(296,035)	(453,805)
Proceeds from long-term debt	—	5,383	—
Repayment of capital lease obligations	(162,873)	(167,531)	(126,703)
Increase (decrease) in due to shareholder	(5,385)	(1,930)	1,009
Increase (decrease) in bank indebtedness	(24,170)	(147,140)	165,609
Exercise of common share options	82,794	53,250	—
Cash used in financing activities	(157,379)	(554,003)	(413,890)
Effect of exchange rate changes on cash	57,686	224,959	342,321

Net increase (decrease) in cash and cash equivalents
during the year	(1,429,600)	2,029,523	90,780
Cash and cash equivalents, beginning of year	2,401,051	371,528	280,748
Cash and cash equivalents, end of year	971,451	2,401,051	371,528

Cash and cash equivalents is comprised of the following
Cash	236,422	129,818	371,528
Short-term deposits	735,029	2,271,233	—
	971,451	2,401,051	371,528

See accompanying notes

Polydex Pharmaccuticals Limited
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2006

1. GENERAL

Polydex Pharmaceuticals Limited [the "Company"] is incorporated in the Commonwealth of the Bahamas and carries on business in Canada. Its principal business activities, carried on through subsidiaries, include the manufacture and sale of veterinary pharmaceutical products and specialty chemicals. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.

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

Investments available for sale

Investments available for sale consist of medium-term fixed income investments, trust income funds and mutual funds and are stated at fair market value based on quoted market prices. Interest income is included in other income in the consolidated statements of operations as it is earned. Changes in market values during the holding period are reported as unrealized gain (loss) on investments available for sale and are included in other comprehensive income (loss). Realized gains (losses) are reclassified from accumulated other comprehensive income (loss) on a specific item basis when the security is sold or matured.

Polydex Pharmaccuticals Limited
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2006

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

Useful life is the period over which the asset is expected to contribute to the Company's future cash flows. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset from the expected future pre-tax cash flows of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value.

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

Comprehensive income

The Corporation has adopted SFAS No. 130 Reporting Comprehensive Income. This standard requires companies to disclose comprehensive income in their financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as foreign currency translation adjustments.

Shipping and handling costs

Shipping and handling costs incurred by the Company for shipment of products to customers are classified as cost of goods sold.

Polydex Pharmaccuticals Limited
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2006

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

Derivative financial instruments

The Company's Canadian subsidiary enters into foreign exchange contracts from time to time, to manage exposure to currency rate fluctuations related to expected future cash flows. The Company does not engage in speculative trading of derivative financial instruments. The foreign exchange contracts are not designated as hedging instruments, and as a result all foreign exchange contracts are marked to market and the resulting gains and losses are recorded in the consolidated statements of operations in each reporting period. Unrealized gains and losses are included in accrued liabilities in the consolidated balance sheets and in net change in non-cash working capital balances related to operations in the consolidated statements of cash flows.

Income taxes

The Corporation accounts for income tax under the provision of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statement or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. Deferred tax assets may be reduced if deemed necessary based on a judgmental assessment of available evidence, by a valuation allowance for the amount of any tax benefits which are more likely, based on current circumstances, not expected to be realized.

Stock options

The Company uses the fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ["SFAS 123"] to apply recognition provisions to its employee stock options granted, modified or settled. Compensation expense is recorded at the date stock options are granted. The amount of compensation expense is determined by estimating the fair value of the options granted using the Black-Scholes option pricing model.

Polydex Pharmaccuticals Limited
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2006

Earnings (loss) per common share

Basic earnings (loss) per common share is computed using the weighted average number of shares outstanding of 3,052,296 for the year ended January 31, 2006 [2005 - 3,037,463; 2004 - 3,027,796]. Diluted earnings (loss) per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock. Incremental shares of nil in 2006 [2005 - 26,265; 2004 - nil], were used in the calculation of diluted earnings (loss) per common share. Options to purchase nil, 18,250 and 427,935 common shares in 2006, 2005 and 2004, respectively, were not included in the computation of diluted earnings (loss) per common share because their effect was anti-dilutive.

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	2006	2005
	$	$
Cash	236,422	129,818
Short-term deposits	735,029	2,271,233
	971,451	2,401,051

Short-term deposits in the amount of Cdn. $833,722 have maturities of less than three months at the date of purchase. Interest rates on the short-term deposits range from 2.11% to 3.15%.

4. INVENTORIES

Inventories consist of the following:

	2006	2005
	$	$
Finished goods	1,108,626	1,187,158
Work-in-process	285,422	123,730
Raw materials	155,496	206,005
	1,549,544	1,516,893

Polydex Pharmaccuticals Limited
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2006

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	2006			2005
			Net			Net
		Accumulated	book		Accumulated	book
	Cost	depreciation	value	Cost	depreciation	value
	$	$	$	$	$	$
Land and buildings	1,788,720	762,183	1,026,537	1,494,166	614,974	879,192
Machinery and equipment	8,498,352	6,244,165	2,254,187	7,564,545	5,319,552	2,244,993
	10,287,072	7,006,348	3,280,724	9,058,711	5,934,526	3,124,185

Included in machinery and equipment are assets under capital lease with a total cost of $1,061,909 [2005 - $974,472] and accumulated depreciation of $593,406 [2005 - $444,550]. Depreciation of assets under capital lease is included in cost of goods sold. Depreciation of $481,863 was charged to cost of sales in fiscal 2006 (2005- $468,212). Assets not available for use amounted to $346,856.

6. PATENTS AND INTANGIBLE ASSETS

Patents and intangible assets consist of the following:

	2006	2005
	$	$
Cost	80,341	80,341
Less accumulated amortization	18,750	11,382
	61,591	68,959

These patents and intangible assets will be amortized at approximately $8,100 per year over the next 5 years.

Polydex Pharmaccuticals Limited
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2006

7. INVESTMENTS AVAILABLE FOR SALE

Investments available for sale, at market value, consist of the following:

	2006	2005
	$	$
Debt security in the amount of Cdn. $920,649 from the Bank of Nova Scotia yielding 3.35%, maturing on June 7, 2006	801,752
Debt security in the amount of Cdn. $700,000 from the Province of Alberta bearing interest at 7.5% and maturing on December 1, 2005	—	588,375
Debt security in the amount of Cdn. $718,000 from GE Capital Canada bearing interest at 4.35% and maturing on February 6, 2006	639,292	595,335
Debt security in the amount of Cdn. $750,000 from General Motors Acceptance Corp. maturing on June 7, 2007; floating rate interest is paid quarterly	623,448	599,305
42,752 units of DFA Fixed Income Fund	349,454	—
15,000 units of Barclays Top 100 Equal Weighted Income Fund	144,601	126,290
10,000 units of Citadel Stables Series 1 Income fund	79,894	—
	2,638,441	1,909,305

As at January 31, 2006, accumulated other comprehensive income includes unrealized losses on debt securities available for sale of $18,918 (2005 - $21,802) and unrealized losses on income fund trust units of $11,752 (2005-$5,438 of unrealized gains).

8. RELATED PARTY TRANSACTIONS

Amounts due from (to) shareholder consist of the following:

	2006	2005
	$	$

Amounts due from estate of former shareholder [i]	488,711	643,867

Amounts due to shareholder [ii]	(675,919)	(681,304)

[i]
Amounts due from estate of former shareholder [the “Estate”] bear interest at the United States banks prime lending rate plus 1.5% [2006 - 8.76%; 2005 - 5.75%], except for an amount of $457,599 [2005 - $535,037] which is non-interest bearing. Interest income on this loan is recognized when realized. These amounts have no fixed terms of repayment. The Estate has pledged 307,909 shares of the Company and has pledged future license fee payments from the Iron Dextran process license agreement [note 13] as collateral for this loan. During 2006, $73,471 [2005 - $78,168; 2004 - $60,239] of license fee payments were made. The Company will continue to hold the pledged assets as collateral until the loan is repaid. The Company had a commitment to pay a death benefit of $110,000 to the Estate. At January 31, 2006, a balance of $51,816 is still to be paid to the Estate.

Polydex Pharmaccuticals Limited
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2006

[ii]
Amounts due to shareholder bear interest at the United States banks prime lending rate plus 1.5% [2006 - 8.76%; 2005 - 5.75%]. The Company is required to make monthly payments, inclusive of accrued interest, of $5,000. Based on the current rate of interest, the principal repayment on this loan for fiscal 2007 would be approximately $5,000. This loan may not be called.

Interest recorded with respect to amounts due to shareholder is as follows:

	2006	2005	2004
	$	$	$

Interest expense	53,113	37,569	42,006

9. BANK INDEBTEDNESS

The Company has a Canadian operating line of credit of Cdn. $1,250,000 [U.S. $1,097,000] [2005 - Cdn. $1,250,000; U.S. $1,007,000], none of which was utilized at January 31, 2006 [2005 - Cdn. $30,000; U.S. $24,000]. The Canadian line of credit bears interest at the Canadian banks' prime lending rate plus 0.50% [2006 - 5.25%; 2005 - 5%]. Subsequent to the year end, an additional credit facility of Cdn $500,000 [U.S. $439,000] was obtained. Bank indebtedness is collateralized by a general security agreement over the Company's assets and a collateral mortgage of $500,000 on the Dextran Products Limited ["Dextran Products"] building.

During November 2004, the Company entered into United States dollar forward foreign exchange contracts with the bank to lock in an exchange rate for converting United States dollars to Canadian dollars. The Company was committed to selling $150,000 per month for the period from February 2005 to April 2005 at an exchange rate of $1.1772. At January 31, 2005, the net unrealized loss in respect of these foreign currency contracts amounted to $23,203, which was included in the foreign exchange gain (loss) on the consolidated statements of operations. There are no foreign exchange contracts outstanding at January 31, 2006.

10. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

[a]	Long-term debt consists of the following:

	2006	2005
	$	$

Note payable in blended quarterly payments of Cdn. $419 [U.S. $368], bearing interest at a fixed rate of 10%, maturing September 10, 2010, with the vendor holding a security interest in the equipment	4,759	5,204
Note payable in monthly payments of $5,860 maturing September 19, 2005. The total amount of repayments were presented at their net present value using a discount rate of 9%. The payments were non-interest bearing and are unsecured	—	45,517

	4,759	50,721
Less current portion	1,011	46,353
	3,748	4,368

Polydex Pharmaccuticals Limited
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2006

Repayments on the long-term debt are as follows:

$

2007	1,011
2008	1,122
2009	1,245
2010	1,381
Total long-term debt repayments	4,759

[b]    Capital lease obligations consist of the following:
	2006	2005
	$	$

Obligation [Cdn. $154,220] under a capital lease, repayable in monthly instalments, bearing interest at 9% and maturing November 2006. The Company has an option to purchase the asset for $97,892 [Cdn. $111,500] or at fair market value at the end of the lease term	135,399	248,714
Obligation [Cdn. $32,671] under a capital lease, repayable in monthly instalments, bearing interest at 7.59% and maturing November 2006. The Company has an option to purchase the asset for $1 at the end of the lease term	28,684	55,795
Obligation [Cdn. $23,298] under a capital lease, repayable in quarterly instalments, bearing interest at 10.43% and maturing December 2009. The Company has an option to purchase the asset for fair value at the end of the lease term	20,455	22,366

	184,538	326,875
Less current portion	168,430	157,531
	16,108	169,344

Future minimum annual lease payments on the capital lease obligations are as follows:

Polydex Pharmaccuticals Limited
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2006

$

2007	177,663
2008	6,331
2009	6,331
2010	6,331
Total minimum lease payments	196,656
Less amount representing imputed interest	12,118
184,538

11. CAPITAL STOCK

[a]    Share capital issued and outstanding

[i]	Class A preferred shares

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

During the year ended January 31, 2006, 16,600 common share options were exercised for $82,794 resulting in the issuance of 16,600 common shares.

During the year ended January 31, 2005, 14,500 common share options were exercised for $53,250 resulting in the issuance of 14,500 common shares.

[b]     Share option plan

The Company maintains an incentive share option plan for management personnel for 1,000,000 options to purchase common shares. The Company also issues options to certain consultants for services provided to the Company.

All options granted have a term of five years and vest immediately. At January 31, 2006, the Company has 42,175 options outstanding at exercise prices ranging from $2.50 to $7.72 and a weighted average exercise price of $4.24. The options, which are immediately exercisable and expire on dates between January 31, 2007 and January 31, 2011, entitle the holder of an option to acquire one common share of the Company.

During the year ended January 31, 2006, 3,975 common share options were issued to the independent directors of the Company. These options were valued at $14,024 and were charged to general and administrative expense, in accordance with SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.35%; dividend yield of nil; volatility factor of the expected market price of the Company's common stock of 0.658, and an expected life of the options of five years.

Polydex Pharmaccuticals Limited
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2006

During the year ended January 31, 2005, 4,365 common share options were issued to the independent directors of the Company. These options were valued at $14,212 and were charged to general and administrative expense, in accordance with SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.71%; dividend yield of nil; volatility factor of the expected market price of the Company's common stock of 0.681, and an expected life of the options of five years.

During the year ended January 31, 2004, 3,885 common share options were issued to the independent directors of the Company. These options were valued at $12,370 and were charged to general and administrative expense, in accordance with SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.12%; dividend yield of nil; volatility factor of the expected market price of the Company's common stock of 0.701, and an expected life of the options of five years.

Details of the outstanding options, which are all currently exercisable, are as follows:

				Weighted average
	Share options			exercise price per share
	2006	2005	2004	2006	2005	2004
	#	#	#	$	$	$

Options outstanding, beginning of year	86,300	427,935	431,550	4.75	3.92	3.88
Granted	3,975	4,365	3,885	7.52	6.86	7.72
Exercised	(16,600)	(14,500)	—	4.99	3.67	—
Expired	(31,500)	(331,500)	(7,500)	5.66	3.75	3.50
Options outstanding, end of year	42,175	86,300	427,935	4.24	4.75	3.92

Weighted average fair value of options granted during the year				$3.53	$3.26	$3.18

The following table summarizes information relating to the options outstanding at January 31, 2006:

Exercise price	Number outstanding				Weighted average remaining contractual life
$					[months]

2.50	12,000				24
2.75	10,950				12
3.00	3,000				4
5.00	4,000				4
6.86	4,365				48
7.52	3,975				60
7.72	3,885				48
	42,175				26

Polydex Pharmaccuticals Limited
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2006

12. VETERINARY LABORATORIES, INC.

Sparhawk Laboratories, Inc.

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

On January 13, 2004, the Company entered into an Asset Purchase Agreement with Sparhawk. Pursuant to this Asset Purchase Agreement, the Company agreed to sell the finished product veterinary pharmaceutical business, including substantially all of the assets of Vet Labs, to Sparhawk for $5,500,000 in cash. Effective March 4, 2004, this sale was completed. Simultaneously, on March 4, 2004, Chemdex, Inc. ["Chemdex"], a wholly-owned subsidiary of the Company, advanced $350,000 to Sparhawk in exchange for a promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk for no additional consideration. The promissory note is due in full on March 4, 2009. Interest is payable annually on the anniversary date, but can be deferred and added to the principal balance of the promissory note each year at Sparhawk's discretion. At January 31, 2006 interest of $41,511 (2005 - $41,511) was accrued and reported as interest receivable on the balance sheet. On March 10, 2006, Sparhawk paid interest on the promissory note of $45,998 in cash. In fiscal year 2007 and subsequent fiscal years, should Sparhawk pay the interest due subsequent to year end, the amount of interest relating to the period January 31 will be accrued as interest receivable at the fiscal year end. If interest is not paid on the anniversary date, no interest will be recorded and the interest receivable amount will be fully provided for. The warrant expires at the earlier of payment in full of the promissory note or 10 years from date of issue. The warrant becomes exercisable the day after the fifth anniversary from the date of issue. Pursuant to a definitive supply agreement [the "Supply Agreement"] entered into on March 4, 2004, Chemdex agreed to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years. Chemdex also granted to Sparhawk an exclusive license to use the drug master file to manufacture 10% bulk Iron Dextran for veterinary use, and the use of certain equipment during the 10-year period of the Supply Agreement. Pursuant to definitive agreements, the Company made customary representations, warranties and indemnities and agreed to a full release of all claims against Sparhawk arising from the Joint Venture litigation. Similarly, Sparhawk agreed to a full release of all claims against the Company arising from the Joint Venture litigation.

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

As described in note 10[a], long-term debt of the Company included an amount due under a share value guarantee which arose upon the acquisition of Vet Labs in 1992. This share value guarantee was collateralized by the assets of Vet Labs including the land and building. To release the charge against the Vet Labs assets, this share value guarantee had to be paid in full. This payment of $225,353 was made on March 4, 2004 from the sale proceeds.

Polydex Pharmaccuticals Limited
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2006

The Joint Venture operations comprised substantially all of the operations of the Chemdex segment [note 16]. Legal and receiver costs relating to the Joint Venture were included in general and administrative expense on the consolidated statements of operations.

13. LICENSE AGREEMENTS AND RESEARCH AND DEVELOPMENT

The Company has made claims for investment tax credits on research and development activities. Research and development expenditures have been reduced by investment tax credits as follows:

	2006	2005	2004
	$	$	$
Research and development expenditures	215,482	127,847	73,635
Investment tax credits	(9,681)	(13,105)	(12,684)
Research and development expense	205,801	114,742	60,951

Iron Dextran process

The Company has an agreement with the Estate which grants the Company the exclusive worldwide license to use a certain process for producing Iron Dextran. This license agreement expires in 2014. The Company pays a license fee based on production volumes. The total license fee incurred during the year was $73,471 [2005 - $78,168; 2004 - $60,239]. These payments are applied to the balance owing by the Estate [note 8[i]].

Cellulose Sulphate BV Clinical Evaluation Program

During September 2004, the Company entered into an agreement with a research organization to conduct a pilot clinical study on the use of cellulose sulphate for the treatment of bacterial vaginosis. Payments of $43,112 were made to the research organization and the principal investigator upon execution of the agreement. During the year ended January 31, 2006, the Company made payments of $26,000 upon patient enrolment, and will make a final payment of $38,668 upon completion of the clinical study, which is expected to occur during the fiscal year 2007. In March of 2006, the Company entered into an agreement for the monitoring of the clinical trial, and is expecting to make payments during the fiscal year 2007 in the amount of $31,986.

Polydex Pharmaccuticals Limited
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2006

14. INCOME TAXES

[a]
Substantially all of the Company's activities are carried out through operating subsidiaries in Canada and the United States. The Company's effective income tax rate is dependent on the tax legislation in each country and the operating results of each subsidiary and the parent company.

The components of income (loss) before income taxes are as follows:

	2006	2005	2004
	$	$	$

Bahamas	(185,653)	(642,870)	(391,641)
Canada	(1,088,398)	250,863	61,980
United States	(34,245)	2,098,784	(66,306)
	(1,308,296)	1,706,777	(395,967)

During fiscal 2006, the tax residency of the parent company, Polydex Pharmaceuticals Limited, was determined to be Canada , for the years 1999 to the present. Due to the losses incurred in the Company during that period, no income taxes payable were incurred. The provision for (recovery of) income taxes consists of the following:

	2006	2005	2004
	$	$	$
Foreign witholding taxes and other on Bahamian income	—	123,000	—

Provision for (recovery of) income taxes based on Canadian statutory income tax rates	(370,055)	92,819	22,933
Foreign withholding taxes	56,601	—	—
Increase (decrease) in tax reserve	—	(232,739)	—
Increase (decrease) in valuation allowance	651,107	(36,009)	53,900
Tax and exchange rate changes on deferred tax items	(13,343)	4,654	(20,203)
Items not deductible for tax	(19,603)	(21,859)	53,402
	304,707	(193,134)	110,032

Provision for (recovery of) income taxes based on
United States income tax rates	(12,671)	776,550	(24,533)
Tax recovery on Joint Venture partner's
share of income	—	(160,697)	(132,282)
Tax on non-deductible items	—	(23,511)	—
Increase (decrease) in valuation allowance	(111,279)	44,658	(343,185)
	(123,950)	637,000	(500,000)
Provision for (recovery of) income taxes	180,757	566,866	(389,968)

Polydex Pharmaccuticals Limited
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2006

Significant components of the provision for (recovery of) income taxes attributable to continuing operations are as follows:

	2006	2005	2004
	$	$	$

Canadian deferred tax recovery	(183,285)	(280,453)	(38,083)
Canadian deferred tax expense	304,763	197,456	128,440
Canadian current tax expense	183,229	12,863	19,675
United States deferred tax recovery	—	—	(500,000)
United States deferred tax expense	—	500,000	—
United States current tax expense	—	137,000	—
United States current tax recovery	(123,950)	—	—
	180,757	566,866	(389,968)

[b]	Deferred tax assets and liabilities have been provided on temporary differences that consist of the following:

	2006	2005	2004
	$	$	$

Deferred tax assets
Canadian
Non-capital losses	1,054,054	—	—
Unclaimed research and development expenses	295,518	255,485	307,180
Net capital losses [note 14[c]]	188,353	140,173	102,800
Other items	27,733	84,566	90,200
United States
Net operating loss carryforwards	84,371	—	580,000
Unpaid intercompany interest	—	149,706	150,000
Allowance on Sparhawk note [note 12]	84,206	84,206	—
	1,734,235	714,136	1,230,180
Less valuation allowance	1,734,235	421,160	627,000
—	—	292,976	603,180

Deferred tax liabilities
Excess of carrying value over tax value of depreciable assets	(185,353)	(214,560)	(249,000)
Investment tax credits and other items	(9,585)	(143,715)	(1,234)
Net deferred tax assets (liabilities)	(194,938)	(65,299)	352,946

[c]
The Canadian subsidiaries have non-capital loss carryforwards available to reduce future years’ income for tax purposes totaling approximately $2,943,000 and $1,888,359 for federal and provincial purposes, respectively. These non-capital losses expire from 2007 to 2016.

The Canadian subsidiaries also have deductions available to reduce future years' income for tax purposes on account of net temporary differences resulting from expense items reported for income tax purposes in different periods than for financial statement purposes totalling approximately $1,088,000 and $566,000 for federal and provincial purposes, respectively. Certain Canadian subsidiaries also have net capital losses available for carryforward of approximately $546,000 available to offset future taxable capital gains. These potential deductions and net capital losses have an indefinite carryforward period.

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

15. CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	2006	2005	2004
	$	$	$

Decrease (increase) in current assets
Trade accounts receivable	246,607	(371,170)	402,848
Interest receivable	—	(41,511)	—
Inventories	98,154	(196,214)	(270,190)
Prepaid expenses and other current assets	(7,926)	(69,916)	(45,350)
	336,835	(678,811)	87,308
Increase (decrease) in current liabilities
Accounts payable	66,247	(83,326)	(171,739)
Accrued liabilities	(27,892)	12,274	66,878
Customer deposits	(13,006)	(13,190)	(20,660)
Income taxes payable	(84,530)	128,539	(35,823)
	277,654	(634,514)	(74,036)

Cash paid during the year for interest was $27,033 [2005 - $38,993; 2004 - $65,616]. Cash paid during the year for income taxes was $3,891 [2005 - $6,433; 2004 - $44,024].

There were no capital equipment acquisitions under capital leases for the year ended January 31, 2006. For the year ended January 31, 2005, capital equipment acquired under capital lease of $23,137 [2004 - $78,978] was treated as non-cash additions. During the year ended January 31, 2004, assets of $134,602, acquired through the acquisition of minority interest, less cash paid on date of closing of $5,860 were treated as non-cash additions.

Polydex Pharmaccuticals Limited
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2006

16. SEGMENTED INFORMATION

All of the operations of the Company are carried on through Dextran Products in Canada and through Chemdex in the United States. The operations of Chemdex represent the veterinary products business and the operations were carried out through its wholly-owned subsidiary, Vet Labs. Vet Labs carried on its business through a Joint Venture with Sparhawk until March 4, 2004 when the majority of this business was sold to Sparhawk [note 12]. Each of Dextran Products and Chemdex operates as a strategic business unit offering different products. Each subsidiary comprises a reportable segment as follows:

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

[a]	The following is condensed segment financial information as at and for the years ended January 31:

	2006
	Dextran	Chemdex	Total
	$	$	$

Gross sales	5,236,048	534,222	5,770,270
Intercompany sales	505,061	—	505,061
Interest expense	27,033	1,363	28,396
Depreciation and amortization	535,655	7,368	543,023
Income (loss) before income taxes	(463,989)	(73,158)	(537,147)
Interest income	102,667	45,499	148,166
Segment assets	9,179,697	234,866	9,414,563
Capital expenditures	418,246	—	418,246

	2005
	Dextran	Chemdex	Total
	$	$	$

Gross sales	5,362,948	1,456,146	6,819,094
Intercompany sales	446,735	—	446,735
Interest expense	38,993	6,975	45,968
Depreciation and amortization	496,072	8,505	504,577
Income (loss) before income taxes	256,169	2,093,478	2,349,647
Interest income	91,563	41,554	133,117
Segment assets	9,933,254	233,539	10,166,793
Capital expenditures	182,691	—	182,691

Polydex Pharmaccuticals Limited
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2006

	2004
	Dextran	Chemdex	Total
	$	$	$

Gross sales	5,142,881	9,349,670	14,492,551
Intercompany sales	400,362	—	400,362
Interest expense	48,294	20,883	69,177
Depreciation and amortization	459,054	142,844	601,898
Income (loss) before income taxes	58,703	(63,029)	(4,326)
Interest income	445	—	445
Segment assets	5,045,899	4,281,084	9,326,983
Capital expenditures	218,859	177,845	396,704

[b]	The following reconciles segment information presented above to the consolidated financial statements as at and for the years ended January 31:

	2006	2005	2004
	$	$	$

Gross sales
Gross sales from segments	5,770,270	6,819,094	14,492,551
Intercompany sales elimination	(505,061)	(446,735)	(400,362)
	5,265,209	6,372,359	14,092,189

	2006	2005	2004
	$	$	$

Income (loss) before income taxes
Income (loss) before income taxes from segments	(537,147)	2,349,647	(4,326)
Unallocated corporate expenses	(771,149)	(642,870)	(391,641)
	(1,308,296)	1,706,777	(395,967)

		2006	2005
		$	$

Assets
Segment		9,414,563	10,166,793
Corporate		495,882	645,080
		9,910,445	10,811,873

	2006
	Total		Consolidated
	segments	Corporate	totals
	$	$	$

Other significant items
Interest expense	28,396	53,113	81,509
Depreciation and amortization	543,023	—	543,023
Interest income	148,166	—	148,166
Capital expenditures	418,246	—	418,246

Polydex Pharmaccuticals Limited
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2006

	2005
	Total		Consolidated
	segments	Corporate	totals
	$	$	$

Other significant items
Interest expense	45,968	45,242	91,210
Depreciation and amortization	504,577	8,518	513,095
Interest income	133,117	—	133,117
Capital expenditures	182,691	—	182,691

	2004
	Total		Consolidated
	segments	Corporate	totals
	$	$	$

Other significant items
Interest expense	69,177	64,205	133,382
Depreciation and amortization	601,898	15,787	617,685
Interest income	445	—	445
Capital expenditures	396,704	—	396,704

[c]	Consolidated sales for the years ended January 31 by destination are as follows:

	2006	2005	2004
	$	$	$

Europe	2,237,430	2,130,180	2,207,104
United States	1,086,243	1,950,761	10,008,794
Pacific Rim	794,015	873,872	692,980
Canada	512,031	854,989	655,471
Other	635,490	562,557	527,840
	5,265,209	6,372,359	14,092,189

[d]	Long-lived assets by country of domicile are as follows:

	2006	2005
	$	$

Canada	3,284,816	3,135,872
United States	61,889	69,357
	3,346,705	3,205,229

[e]	The following summarizes significant customer sales information for the years ended January 31. Customer A is a Dextran customer, while customer B is a customer of Chemdex.

	2006	2005	2004
	$	$	$
Customer A	1,111,402	886,749	762,330
Customer B	534,222	492,884	—
Customer C	—	268,186	1,920,282
Customer D	—	246,296	2,133,597
Customer E	—	143,258	1,567,135
	1,645,624	2,037,373	6,383,344

Polydex Pharmaccuticals Limited
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2006

[f]	The following summarizes significant enterprise-wide product group sales information of the Company for the years ended January 31:

	2006	2005	2004
	$	$	$

Bulk dextran and derivatives	5,265,209	5,280,458	4,742,519
Sterile injectible veterinary products	—	663,629	5,697,292
Oral and topical veterinary products	—	428,272	3,652,378
	5,265,209	6,372,359	14,092,189

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies.

The carrying values of cash and cash equivalents, trade accounts receivable, interest receivable and accounts payable approximate their fair values as at January 31, 2006 because of the short period to maturity of these financial instruments.

The estimated fair values of the bank indebtedness, due to shareholder, long-term debt and capital lease obligations are not materially different from the carrying values for financial statement purposes as at January 31, 2006 and 2005. The estimated fair value of the amount due from shareholder is not determinable because the amount has no fixed terms of repayment.

Polydex Pharmaccuticals Limited
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2006

18. OTHER DISCLOSURES

[a]	Concentration of accounts receivable

As at January 31, 2006, three [2005 - three] customers of the Company comprised 71% [2005 - 61%] of the trade accounts receivable balance. No other customers had trade accounts receivable outstanding at year end that represented more than 10% of the Company's trade accounts receivable balance.

[b]	Foreign currency risk

The Company is exposed to foreign currency risk through its net investment in its Canadian operations. The Company has not entered into hedging arrangements related to the foreign currency risk exposure. The Company enters into foreign exchange contracts from time to time to manage exposure to currency fluctuations as described in note 9.

19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of other accumulated comprehensive income (loss) are as follows:

	2006	2005
	$	$

Unrealized gains (losses) on investments available for sale	(12,349)	(15,760)
Currency translation	957,599	341,602
Accumulated other comprehensive income (loss)	945,250	325,842

20. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board [the "FASB"] issued FASB Statement No. 123 (Revised 2004), "Share-Based Payment" ["Statement 123(R)"], which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ["Statement 123"]. Statement 123(R) supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Effective February 1, 2003, the Company has adopted the fair value accounting method provided for under Statement 123 to apply recognition provisions to its employee stock options granted, modified or settled after February 1, 2003. Statement 123(R) will have no impact on the consolidated financial statements of the Company.

In November 2004, the FASB issued Statement 151, "Inventory Costs", which clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that this guidance will impact the consolidated financial statements of the Company.

FASB issued Statement No. 152 “Accounting for Real Estate Time-Sharing Transactions” an amendment of FASB Statements No. 66 and 67. This Statement amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position. Statement 152 will have no impact on the consolidated financial statements of the Company.

Polydex Pharmaccuticals Limited
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2006

In December 2004, the FASB issued Statement 153, "Exchanges of Nonmonetary Assets", an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions". Statement 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Statement 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Statement 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this Statement 153 should be applied prospectively. The Company does not anticipate that the application of this Statement 153 will have an impact on the consolidated financial statements of the Company.

FASB issued Statement No. 132 (revised 2003)- Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106 (Issued 12/03),which revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. FASB Statement No. 132 will have no impact on the consolidated financial statements of the Company.

FASB issued Statement No. 154 - Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company does not anticipate that this guidance will impact the consolidated financial statements of the Company.

FASB issued Statement No. 155 - Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” FASB Statement No. 155 will have no impact on the consolidated financial statements of the Company.

SFAS No. 156 - Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. FASB Statement No. 156 will have no impact on the consolidated financial statements of the Company.

21. COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

The comparative consolidated financial statements have been reclassified from statements previously presented to conform to the presentation of the 2006 consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 27, 2005, the Company, acted to dismiss Ernst & Young LLP Chartered Accountants as its independent registered accounting firm. This determination followed the Company’s decision to seek proposals from independent registered accounting firms to audit its financial statements, and was approved by the Company’s Board of Directors upon the recommendation of its Audit Committee. The decision to terminate the Company’s relationship with Ernst & Young LLP Chartered Accountants did not involve a dispute with the Company over accounting policies or practices.

    The independent audit report of Ernst & Young LLP Chartered Accountants on the consolidated financial statements of the Company as of and for the fiscal years ended January 31, 2005 and 2004 did not contain any adverse or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended January 31, 2005 and during the interim period from that date to May 27, 2005, there were no disagreements with Ernst & Young LLP Chartered Accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young LLP Chartered Accountants, would have caused Ernst & Young LLP Chartered Accountants to make reference to the subject matter of the disagreements in connection with its report. No reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the two fiscal years ended January 31, 2005 and during the period from that date to May 27, 2005.

    Effective May 27, 2005, the Company engaged Sloan Partners LLP as its independent registered accounting firm to audit the Company’s financial statements. During the two fiscal years ended January 31, 2005 and during the interim period from that date to May 27, 2005, the Company did not consult Sloan Partners LLP on any matter.

    On January 11, 2006, Sloan Partners LLP, divested its reporting issuer audit practice to Schwartz Levitsky Feldman LLP, a registered accounting firm having its principal office in Toronto, Ontario, Canada. The relationship of the Company with Sloan Partners LLP was consequently terminated due to this transaction. This termination did not involve a dispute between the Company and Sloan Partners LLP over accounting policies or practices.

    The independent audit report of the Company’s independent registered accounting firm on the consolidated financial statements of the Company as of and for the fiscal years ended January 31, 2005 and 2004 did not contain any adverse or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended January 31, 2005 and during the interim period from that date to January 11, 2006, there were no disagreements with the Company’s independent registered accounting firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the Company’s independent registered accounting firm, would have caused the Company’s independent registered accounting firm to make reference to the subject matter of the disagreements in connection with its report. No reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the two fiscal years ended January 31, 2005 and during the period from that date to January 11, 2006.

    Effective January 11, 2006, the Company, upon the recommendation of the Audit Committee of its Board of Directors, engaged Schwartz Levitsky Feldman LLP as its independent registered accounting firm to audit the Company’s financial statements. In the two fiscal years ended January 31, 2005 and during the interim period from that date to January 11, 2006, the Company did not consult Schwartz Levitsky Feldman LLP on any matter.

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

Code of Ethics

    The Company has adopted a code of ethics that applies to all of its directors, executive officers (including its chief executive officer, chief financial officer, other senior financial officers and any person performing similar functions). The Company has made the Code of Ethics available on its website at www.polydex.com under the caption “Investor Relations.”

ITEM 11.  EXECUTIVE COMPENSATION

    The information required under this item is incorporated herein by reference from the material contained under the captions “Board of Directors,” “Board Meetings and Committees,” “Compensation of Executive Officers,” “Employment Agreements” and “Company Stock Performance” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2006 Annual Meeting of Members.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required under this item is incorporated herein by reference from the material contained under the captions “Ownership of Voting Securities” and “Equity Compensation Plan Information” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2006 Annual Meeting of Members.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required under this item is incorporated herein by reference from the material contained under the captions “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Transactions With the Company” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2006 Annual Meeting of Members.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required under this item is incorporated herein by reference from the material contained under the caption “Principal Accountant Fees and Services” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2006 Annual Meeting of Members.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

   (a)    The following documents are filed as a part of this Annual Report on Form 10-K:

       (1) Financial Statements of Polydex Pharmaceuticals

            Report of Independent Auditors — Schwartz Levitsky Feldman LLP
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

POLYDEX PHARMACEUTICALS LIMITED
Date: April 28, 2006	By: /s/ George G. Usher
George G. Usher, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 28, 2006	/s/ George G. Usher
George G. Usher, Director, President
and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2006	/s/ Sharon Wardlaw
Sharon Wardlaw, Treasurer, Secretary
and Chief Financial Officer
(Principal Financial and Accounting
Officer)

Date: April 28, 2006	/s/ Joseph Buchman
Joseph Buchman, Director

Date: April 28, 2006	/s/ Derek John Michael Lederer
Derek John Michael Lederer, Director

Date: April 28, 2006	/s/ John L.E. Seidler
John L.E. Seidler, Director

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002