Form 10-Q
period 2006-04-30
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2006-06-14
CIK 317158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒    No ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value	3,058,896 shares
(Title of Class)	(Outstanding at June 14, 2006)

POLYDEX PHARMACEUTICALS LIMITED

-i-

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

PART I
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited).

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets (Unaudited)
(Expressed in United States dollars)

	April 30	January 31
	2006	2006

Assets

Current assets:
Cash and cash equivalents (note 3)	$1,507,195	$971,451
Trade accounts receivable	946,708	744,720
Interest receivable	6,482	41,511
Promissory note receivable (note 7)	350,000
Inventories:
Finished goods	1,283,167	1,108,626
Work in process	303,681	285,422
Raw materials	191,575	155,496

	1,778,423	1,549,544
Prepaid expenses and other current assets	62,653	129,362

Total current assets	4,651,461	3,436,588

Property, plant and equipment, net	3,395,924	3,280,724
Patents and intangible assets, net	59,581	61,591
Assets held for sale	4,473	4,390
Investments available for sale (note 4)	1,727,412	2,638,441
Due from shareholder	488,711	488,711
	$10,327,562	$9,910,445

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$681,420	$574,270
Accrued liabilities	227,502	246,620
Payroll and related taxes payable	111,359	113,530
Customer deposits	92,932	92,932
Income taxes payable	44,698	44,877
Current portion of long-term debt	1,030	1,011
Current portion of capital lease obligations	126,495	168,430
Current portion of due to shareholder	4,597	4,597
Total current liabilities	1,290,033	1,246,267

Long-term debt	3,571	3,748
Capital lease obligations	15,346	16,108
Due to shareholder	671,252	671,322
Deferred income taxes	198,628	194,938
	888,797	886,116
Total liabilities	2,178,830	2,132,383

Shareholders' equity:
Capital stock
Authorized:
100,000 Class A preferred shares of $0.10 each
899,400 Class B preferred shares of $0.0167 each
10,000,000 common shares of $0.0167 each
Issued and outstanding:
899,400 Class B preferred shares	15,010	15,010
3,058,896 common shares (January 31, 2006 - 3,058,896)	50,953	50,953
Contributed surplus	23,400,259	23,400,259
Deficit	(16,393,934)	(16,633,410)
Accumulated other comprehensive income (loss)	1,076,444	945,250
	8,148,732	7,778,062
	$10,327,562	$9,910,445

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Expressed in United States dollars)

	Actual	Actual
	Year to Date	Year to Date
	April 30	April 30
	2006	2005

Sales	$1,433,673	$1,322,684
Cost of goods sold	1,113,651	1,199,365
	320,022	123,319

Expenses:
General and administrative	338,562	454,936
Research and development	93,701	32,329
Selling and promotion	27,587	21,348
Interest expense	19,498	19,782
Depreciation	13,414	11,368
Foreign exchange (gain) loss	(127)	4,160
Gain on sale of assets	(3,506)	—
Interest and other income	(408,583)	(36,138)
	80,546	507,785

Income (loss) before income taxes	239,476	(384,466)
Provision for (recovery of) income taxes	—	(48,837)
Net income (loss) for the period	239,476	(335,629)

Unrealized (loss) on investments available for sale	(9,371)	(67,561)
Currency translation adjustment	140,565	(95,027)
Comprehensive income (loss) for the period	$370,670	$(498,217)

Per share information:
Earnings (loss) per common share:
Basic	$0.08	$(0.11)
Diluted	$0.08	$(0.11)

Weighted average number of common shares used in
computing net earnings per share for the period:
Basic	3,058,896	3,052,296
Diluted	3,080,393	3,052,296

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Shareholders' Equity (Unaudited)
(Expressed in United States dollars)

	Three Months	Three Months
	Ended	Ended
	April 30	April 30
	2006	2005

Preferred Shares:
Balance, beginning and end of period	$15,010	$15,010

Common Shares:
Balance, beginning of period	$50,953	$50,676
Common share options exercised	—	166
Balance, end of period	$50,953	$50,842

Contributed Surplus:
Balance, beginning of period	$23,400,259	$23,303,718
Common share options exercised	—	52,334
Balance, end of period	$23,400,259	$23,356,052

Deficit:
Balance, beginning of period	$(16,633,410)	$(15,144,357)
Net income (loss) for the period	239,476	(335,629)
Balance, end of period	$(16,393,934)	$(15,479,986)

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	$945,250	$325,842
Unrealized loss on investments available for sale	(9,371)	(67,561)
Currency translation adjustment for the period	140,565	(95,027)
Balance, end of period	$1,076,444	$163,254

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Cash Flows (Unaudited)
(Expressed in United States dollars)

	Three Months	Three Months
	Ended	Ended
	April 30	April 30
	2006	2005

Cash provided by (used in):

Operating activities:
Net income (loss) for the period	$239,476	$(335,629)
Add (deduct) items not affecting cash:
Depreciation and amortization	144,111	130,812
Imputed interest on long-term debt	—	822
Deferred income taxes	—	(42,144)
Amortization of premium on investments available for sale	468	—
Gain on disposal of equipment	(3,506)	—
Net change in non-cash working capital balances
related to operations	(559,793)	75,832
	(179,244)	(170,307)

Investing activities:
Additions to property, plant and equipment and patents	(194,606)	(14,932)
Unrealized loss on commercial paper available for sale	—	(196)
Proceeds (Acquisition) of investments available for sale	929,652	(81,046)
Proceeds from sale of equipment	3,506	—
	738,552	(96,174)

Financing activities:
Repayment of long-term debt	(243)	(17,783)
Repayment of capital lease obligations	(45,236)	(38,329)
Decrease in due to shareholder	(70)	(1,735)
Decrease in bank indebtedness	—	(24,314)
Exercise of common share options	—	52,500
	(45,549)	(29,661)
Effect of exchange rate changes on cash	21,985	35,170

Increase (decrease) in cash and cash equivalents	535,744	(260,972)

Cash and cash equivalents, beginning of period	971,451	2,401,051
Cash and cash equivalents, end of period	$1,507,195	$2,140,079

Cash and cash equivalents is comprised of the following:
Cash	$240,986	$225,872
Cash equivalents	1,266,209	1,914,207
	$1,507,195	$2,140,079

See accompanying notes.

1.    Basis of Presentation:

The information contained in the interim consolidated financial statements is condensed from that which would appear in annual consolidated financial statements. The interim consolidated financial statements included herein should be read in conjunction with the audited financial statements, and notes thereto, and other financial information contained in the 2006 Annual Report on Form 10-K for the fiscal year ended January 31, 2006 as filed by Polydex Pharmaceuticals Limited (the “Company”) with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of April 30, 2006 and 2005 include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries in which the Company has equal to or more than a 50% ownership interest and exercises control.

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

Inventories
Inventories of raw materials are stated at the lower of cost and net realizable value, cost being determined on a first-in, first-out basis. Work-in-process and finished goods are valued at the lower of cost and net realizable value, and include the cost of raw materials, direct labor and fixed and variable overhead expenses.

Investments available for sale
Investments available for sale consist of medium-term fixed income instruments and trust income funds and are stated at fair market value based on quoted market prices. Interest income is included in other income in the consolidated statement of operations as it is earned. Changes in market values during the holding period are reported as unrealized gain (loss) on investments available for sale and are included in other comprehensive income (loss). Realized gains (losses) are reclassified from accumulated other comprehensive income (loss) on a specific item basis when the security is sold or matured.

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

Revenue recognition
Revenue results from sales of bulk manufactured products. Revenue is recognized when title and risk of ownership of products pass to the customer. Title and risk of ownership pass to the customer pursuant to the applicable sales contract, either upon shipment of product or upon receipt by the customer.

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

Foreign currency translation
The functional currency of the Company’s Canadian operations has been determined to be the Canadian dollar. All asset and liability accounts of the Company except capital stock have been translated into United States dollars using the current exchange rates at the interim consolidated balance sheet dates. Capital stock is recorded at historical rates. Revenue and expense items are translated using the average exchange rates for the year. The resulting gains and losses have been reported separately as accumulated other comprehensive income within shareholders’ equity.

Stock options
The Company has elected to follow Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123(R)”). Under SFAS 123(R), compensation expense is recognized on the date of grant, based on the fair value of the options granted.

Earnings (loss) per common share
Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding of 3,058,896 for the three months ended April 30, 2006 (2005 - 3,052,296). Diluted earnings (loss) per common share is computed using the weighted average number of common shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock. Incremental shares of 21,497 at April 30, 2006 and nil at April 30, 2005 were used in the calculation of diluted earnings (loss) per common share. Options to purchase common shares of 42,175.were included in the computation of diluted earnings per share as at April 30, 2006. Options to purchase common shares of 56,300 at April 30, 2005 were not included in the computation of diluted earnings (loss) per common share because their effect was anti-dilutive.

3.    Cash and Cash Equivalents:

Cash and cash equivalents consist of the following:

	April 30	January 31
	2006	2006

Cash	$240,986	$236,422
Short-term deposits	1,266,209	735,029
	$1,507,195	$971,451

Short-term deposits in the amount of Cdn. $1,447,463 bear interest at 3.6% and mature on May 24 and July 5, 2006. Short-term deposits consist of commercial paper and are available for sale and are stated at fair market value, based on quoted market prices. An unrealized loss of $983 has been included in accumulated other comprehensive income.

4.    Investments Available For Sale:

Investments available for sale consist of the following:

	April 30	January 31
	2006	2006

Canadian medium-term fixed income instruments	$1,066,156	$2,064,492
Canadian income trust units and mutual funds	$661,256	$573,949
	$1,727,412	$2,638,441

Canadian medium-term fixed income instruments have maturity dates extending from one to two years and interest rates ranging from 2.26% to 3.35%. Investments available for sale are stated at fair market value, based on quoted market prices. An unrealized loss of $8,388 has been included in accumulated other comprehensive income.

5.    Commitments and Contingencies:

During September 2004, the Company entered into an agreement with a research organization to conduct a pilot clinical study on the use of cellulose sulphate for the treatment of bacterial vaginosis. Payments totaling $43,112 were made to the research organization and the principal investigator in September 2004. The Company is committed to make a payment of $38,668 upon the completion of the clinical study, which is expected to occur during the fourth quarter of fiscal year 2007. In March of 2006 the Company entered into an agreement for the monitoring of the clinical trial, and is expecting to make payments in the fourth quarter of fiscal 2007 in the amount of $31,986.

6.    Stock-based Employee Compensation:

The Company maintains an incentive share option plan for management personnel for options to purchase up to 1,000,000 common shares. The Company also issues options to certain consultants for services provided to the Company.

All options granted have terms of five years and vest immediately. At April 30, 2006, the Company had 42,175 options outstanding at exercise prices ranging from $2.50 to $7.72 and a weighted average exercise price of $4.24. The options, which are immediately exercisable and expire on dates between May 31, 2006 and January 31, 2011, entitle the holder of an option to acquire one common share of the Company.

The Company uses the fair value method in accordance with SFAS 123 to account for awards of stock-based employee compensation. No stock-based employee compensation expense was recorded during the period from February 1, 2006 to April  30, 2006, because there were no options granted during this period. Similarly, no stock-based employee compensation expense was recorded during the period from February 1, 2005 to April  30, 2005, because there were no options granted during this period.

7.    Promissory Note Receivable:

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

On January 13, 2004, the Company entered into an Asset Purchase Agreement with Sparhawk. Pursuant to this Asset Purchase Agreement, the Company agreed to sell the finished product veterinary pharmaceutical business, including substantially all of the assets of Vet Labs, to Sparhawk for $5,500,000 in cash. Effective March 4, 2004, this sale was completed. Simultaneously, on March 4, 2004, Chemdex, Inc. ["Chemdex"], a wholly-owned subsidiary of the Company, advanced $350,000 to Sparhawk in exchange for a promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk for no additional consideration. The promissory note was due in full on March 4, 2009. Interest was payable annually on the anniversary date, but could be deferred and added to the principal balance of the promissory note each year at Sparhawk's discretion. At April 30, 2006 interest of $6,482 (2005 - nil) was accrued and reported as interest receivable on the balance sheet. On May 31, 2006, payment in full for principal and interest was received. The warrant expired at the earlier of payment in full of the promissory note or 10 years from date of issue. The warrant became exercisable the day after the fifth anniversary from the date of issue. Pursuant to a definitive supply agreement [the "Supply Agreement"] entered into on March 4, 2004, Chemdex agreed to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years. Chemdex also granted to Sparhawk an exclusive license to use the drug master file to manufacture 10% bulk Iron Dextran for veterinary use, and the use of certain equipment during the 10-year period of the Supply Agreement.

The sale resulted in a gain of $2,209,471, of which $1,859,471 was recognized in the consolidated statements of operations and $350,000 was deferred. The deferred gain of $350,000 related to the promissory note receivable from Sparhawk as Sparhawk was thinly capitalized and highly leveraged. Since payment in full on the promissory note was received on May 31, 2006, the deferred gain of $350,000 was recognized at April 30, 2006 and included in other income on the statement of operations.

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

Chemdex -
manufactured and sold veterinary pharmaceutical products and specialty chemicals in the United States. The primary customers were distributors and private labelers, who in turn sold to the end user of the products.

After March 4, 2004, Chemdex only sells bulk quantities of a specific dextran derivative to Sparhawk under the Supply Agreement, as described in note 7. Management has since determined that Polydex Pharmaceuticals does not operate differing segments, and that providing such information would not be informative to readers of these financial statements. The comparative information from the prior period has therefore been restated to conform to this basis of reporting.

	Three Months	Three Months
	Ended	Ended
	April 30	April 30
	2006	2005
Total revenue by significant customer:
Customer A	$255,125	$181,770
Customer B	$211,100	$173,000
Customer C	$171,316	$107,151
Customer D	$164,922	$—
Customer E	$3,200	$192,134

	Three Months	Three Months
	Ended	Ended
	April 30	April 30
	2006	2005
Sales by geographic destination:
Europe	$630,288	$478,960
United States	$301,411	$310,680
Canada	$229,772	$100,149
Pacific Rim	$96,172	$303,910
Other	$176,030	$128,985
	$1,433,673	$1,322,684

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s fiscal year ends on January 31st of each year.  In this report, fiscal year 2007 refers to the Company’s fiscal year ended January 31, 2007.  The following discussion should be read in conjunction with the April 30, 2006 interim consolidated financial statements and notes thereto included elsewhere in this report. Operating results for the three months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2006. The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles.  All amounts are in United States dollars, unless otherwise denoted.

Overview

The Company is engaged in the research, development, manufacture and marketing of biotechnology-based products for the human pharmaceutical market, and also manufactures bulk pharmaceutical intermediates for the worldwide veterinary pharmaceutical industry.  The Company conducts its business operations through its subsidiaries, Dextran Products and Chemdex.

The manufacture and sale of bulk quantities of dextran and derivative products for sale to large pharmaceutical companies throughout the world is conducted through a Canadian subsidiary, Dextran Products, and Chemdex in the United States which provides ferric hydroxide and hydrogenated dextran to Sparhawk pursuant to a definitive supply agreement.

Management Objectives for Fiscal 2007.  In fiscal year 2007, management intends to continue to focus on the core products of Dextran Products that have historically been the backbone of the Company. Opportunities to increase distribution chains for existing Dextran products in certain overseas markets, such as India, China and Russia continue to be explored by management. Expanding current market opportunities and the potential for new market penetration has led management to make plant refurbishments and the expansion of production capacity a priority for fiscal year 2007 with respect to the Company’s manufacturing operations located in Toronto.

Research and development of the Company’s human pharmaceutical products is coordinated at Dextran Products.  Ushercell, the Company’s leading human pharmaceutical compound, is a high molecular weight Cellulose Sulphate envisioned for topical vaginal use primarily in the prevention of transmission of AIDS and other sexually transmitted diseases, as well as unplanned pregnancies.  Multiple clinical trials have been completed, and additional trials have commenced or are being actively planned, to evaluate various aspects of the use of Cellulose Sulphate as a contraceptive gel with antiviral capabilities.  The Company also intends to significantly explore the use of Ushercell as a treatment for Bacterial Vaginosis (BV), the most common vaginal disorder among reproductive-age women.  If effective, BV treatment may present an opportunity for commercial viability of Ushercell in advance of the completion of the much lengthier required testing for its use as an antiviral or contraceptive gel.

Chemdex, Vet Labs and the Joint Venture Business

During approximately one month of the 2005 fiscal year, the Company also engaged in the finished product veterinary pharmaceutical business through its United States subsidiary Chemdex, which, in turn, conducted its operations through its subsidiary, Vet Labs. On December 1, 1992, Vet Labs and Sparhawk Laboratories Inc. entered into a Joint Venture for the purpose of manufacturing and selling veterinary pharmaceutical products. On January 13, 2004, the Company, Chemdex and Vet Labs entered into an Asset Purchase Agreement with Sparhawk pursuant to which the Company agreed to sell its finished product veterinary pharmaceutical business, including substantially all of the assets of Vet Labs and its ownership interest in the Joint Venture, to Sparhawk for $5,500,000 in cash. The sale was completed on March 4, 2004. Simultaneously with the closing, Chemdex advanced $350,000 to Sparhawk in exchange for an unsecured subordinated promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk. The promissory note was payable in full on March 4, 2009. Interest was payable annually, but could be deferred and added to the principal balance of the promissory note each year at Sparhawk’s discretion. At April 30, 2006, interest of $6,482 (2005 - nil) was accrued and reported as interest receivable on the balance sheet. On May 31, 2006, payment in full for principal and interest was received. The warrant expired at the earlier of payment in full of the promissory note or March 4, 2014. Chemdex also entered into a supply agreement with Sparhawk to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years.

Results of Operations

Three months ended April 30, 2006 compared to three months ended April 30, 2005

	Three Months Ended April 30, 2006	Three Months Ended April 30, 2005
Net income (loss)	$239,476	$(335,629)

Earnings (loss) per share	$0.08	$(0.11)

The net income for the first quarter of fiscal year 2007 as compared to the net loss in the first quarter in fiscal year 2006 is attributable primarily to the recognition of the deferred gain on the promissory note related to the sale of the veterinary products assets to Sparhawk.(Note 7) as well as the increase in sales and gross margins. Without this gain and the related interest received, the Company would have incurred a net loss of $117,006 and the loss per share would have been $0.04.

	Three Months Ended April 30, 2006	Three Months Ended April 30, 2005	Variance
Sales	$1,433,673	$1,322,684	8%

The majority of the first quarter sales increase in fiscal year 2007 was attributable to price increases as well as increased demand for core products especially iron dextran.

	Three Months Ended April 30, 2006	Three Months Ended April 30, 2005	Variance
Gross profit	$320,022	$123,319	160%
Percentage of sales	22%	9%

The increase in gross margin is due to several factors. First, prices were increased on most of the product lines. Second, certain direct costs such as labour and materials, were reduced as a result of management initiatives. Third, there was a reduction in equipment related costs partially as result of the investment made in this regard during fiscal year 2006.

	Three Months Ended April 30, 2006	Three Months Ended April 30, 2005	Variance
Selling, promotion, general and administrative expenses	$366,149	$476.284	(23)%

The decrease during the first quarter of fiscal year 2007 in selling, promotion, general and administrative expenses is primarily due to a death benefit accrual payable to the estate of the former vice-chairman of the Company established in the first quarter of fiscal year 2006.

	Three Months Ended April 30, 2006	Three Months Ended April 30, 2005	Variance
Research and development expenditures	$93,701	$32,329	190%

The increase in research and development expenses during the first quarter of fiscal year 2007 is a result of continued work on the cellulose sulphate project, primarily extending patent protection related to processes and uses of cellulose sulphate in various countries of the world.

The bacterial vaginosis clinical study is related to an alternate use of cellulose sulphate and therefore is outside the scope of funding provided by the Company’s research and development partners for the investigation of this product as a contraceptive gel with antiviral properties. Expenses for this clinical study are expected to continue at similar levels during the remainder of fiscal year 2007.

Funding for the Company’s primary development product, cellulose sulphate, is provided directly by third party public and/or private sector groups to the entities carrying out such research.  The Company does not take possession or control over these funds.  The Company benefits from the results of research projects through the ownership of patents and/or licenses with respect to the products involved.  The Company has no commitments to repay the funding or to purchase the results of the research.

Significant funding from research and development partners for the current phase of the project investigating the use of cellulose sulphate as a contraceptive gel with antiviral properties project is expected to continue at necessary levels for the foreseeable future.  The Company’s total research and development expenditures are expected to increase in fiscal year 2007 over fiscal year 2006 due to additional product development activities the Company expects to perform and fund outside of its partnership relationships.

	Three Months Ended April 30, 2006	Three Months Ended April 30, 2005	Variance
Depreciation and amortization expense	$144,111	$130,812	10%

The increase in depreciation and amortization expense in the first quarter of fiscal year 2007 is primarily due to the decrease in the United States dollar compared to the Canadian dollar, as well as depreciation on equipment additions at Dextran Products subsequent to the first quarter of fiscal year 2006.

	Three Months Ended April 30, 2006	Three Months Ended April 30, 2005	Variance
Interest expense	$19,498	$19,782	(—)%

Interest expense for the first quarter of fiscal 2007 remained consistent with the first quarter of fiscal year 2006. This is a result of the decrease in long-term debt and capital lease obligations, offset by the increase in value of the Canadian dollar relative to the United States dollar, as well as the increase in interest rates applicable to the due to shareholder.

	Three Months Ended April 30, 2006	Three Months Ended April 30, 2005	Variance
Foreign exchange (gain) loss	$(127)	$4,160	(103)%

The foreign exchange gain at Dextran Products in the first quarter of fiscal year 2007 was due to the decline in value of the United States dollar compared to the Canadian dollar, combined with the change in Dextran Products’ net exposure to the United States dollar from a net liability to a significant net asset amount. At April 30, 2006, Dextran Products has a net asset exposure to the United States dollar because intercompany payables denominated in United States dollars were less than its United States dollar denominated accounts receivable balance.

	Three Months Ended April 30, 2006	Three Months Ended April 30, 2005	Variance
Interest and other income	$408,583	$36,138	1030%

Other income in the first quarter of fiscal year 2007 is primarily related to recognition of the deferred gain on the promissory note receivable from Sparhawk (Note 7). Other income in the first quarter of fiscal year 2006 is primarily related to interest income.

	Three Months Ended April 30, 2006	Three Months Ended April 30, 2005	Variance
Provision for (recovery of) income taxes	—	$(48,837)	(100)%

The tax provision of nil for the quarter ended April 30, 2006 results from the carryforward of unused tax losses, and tax credits arising from unused research and development expenditures.

The decrease in tax provision for the first quarter of fiscal year 2006 is a result of a decrease in taxable income. Dextran Products suffered tax losses during the first quarter of fiscal 2006 resulting in a tax recovery. The Canadian operations continue to have significant research and development tax pools to offset current taxes payable

Liquidity and Capital Resources

As of April 30, 2006, the Company had cash and cash equivalents of $1,507,195, compared to cash and cash equivalents of $971,451 at January 31, 2006.  In the first quarter of fiscal year 2007 the Company used cash of $179,244 in its operating activities, compared to $170,307 for the first quarter of fiscal year 2006.  The use of cash for operations during the first quarter of fiscal year 2007 is primarily due to the increases in inventory and receivables. Depreciation and amortization continues to be a large non-cash expense of the Company.

The Company’s working capital improved to $3,361,428 and a working capital ratio of 3.6 to 1 as of April 30, 2006, compared to $2,190,321 and 2.8 to 1 as of January 31, 2006.

Management expects the primary source of its future capital needs to be a combination of company earnings, cash on hand and borrowings.

The Company believes that, based upon the current levels of revenues and spending, its existing working capital resources will be sufficient to support continuing operations for the foreseeable future.

At April 30, 2006, the Company had accounts receivable of $946,708 and inventory of $1,778,423, compared to $744,720 and $1,549,544 at January 31, 2006 and $1,013,806 and $1,397,936 at April 30, 2005.  The increase in accounts receivable during the first quarter ended April 30, 2006 is due to increased sales during the latter part of the quarter and the timing of customer payments.

At April 30, 2006, the Company had accounts payable of $681,420 compared to $574,270 at January 31, 2006 and $448,896 at April 30, 2005.  The increase in accounts payable was due to the increase in inventory and the timing of supplier payments.

During the first quarter of fiscal year 2007, capital expenditures totaled $194,606, as compared to $14,932 in the first quarter of fiscal year 2006. The expenditures for the first quarter of fiscal 2007 were primarily for engineering consulting fees related to the planned plant refurbishment, as compared to the production equipment expenditures in the first quarter of fiscal 2006. Management intends to continue its plant refurbishment and expansion plan at Dextran Products in Toronto during the remainder of fiscal year 2007, and expects capital expenditures to increase during this period.

The change in accumulated other comprehensive income of the Company is primarily attributable to the currency translation adjustment of Dextran Products.  Dextran Products’ functional currency is the Canadian dollar.  This currency translation adjustment arises from the translation of Dextran Products’ financial statements to U.S. dollars.

Dextran Products has a Cdn. $1,250,000 (U.S. $1,095,600) operating line of credit, of which none was utilized at April 30, 2006 and January 31, 2006.  This line of credit bears interest at the Canadian banks’ prime lending rate plus 0.50% (April 30, 2006 - 5.75.%; January 31, 2006 - 5.25%).  In May 2006 a fixed term rate loan of Cdn. $500,000 (U.S. $447,000) was obtained to fund capital purchases. The interest rate is 0.75% over Canadian bank prime lending rate (5.75%). Bank indebtedness is collateralized by a general security agreement over the Company’s assets and a collateral mortgage of Cdn. $500,000 on the Dextran Products building in Toronto. The line of credit is used periodically by the Company to cover temporary short-term Canadian dollar cash needs. For these short-term cash needs, the interest expense on the credit line is typically less than the transaction costs incurred in selling short-term investments.

The decrease in long-term debt and capital lease obligations from January 31, 2006 is due to continuing payments by the Company.  The majority of the long-term debt and capital lease obligations are due in the next year.

Changes in the relative values of the Canadian dollar and the United States dollar occur from time to time and may, in certain instances, materially affect the Company’s results of operations.

The Company does not believe that the impact of inflation and changing prices has had a material effect on its operations or financial results at any time in the last three years.

Related Party Transactions

In August 1997, the Company loaned the Late Thomas C. Usher, its Vice-Chairman, Director of Research and Development, a member of its Board of Directors and the beneficial owner of greater than 5% of the outstanding common shares of the Company, $691,500 at an interest rate equal to the prime rate of Toronto Dominion Bank plus 1.50% (the “Loan”).  The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher.  Repayment of the Loan is accomplished by monthly payments and through offsets by the Company against royalty payments due Thomas C. Usher pursuant to intellectual property license agreements and bonus payments, if any, granted Thomas C. Usher as an employee of the Company.  The amount outstanding under the Loan as of April 30, 2006 was $331,209, as compared to $323,972 at January 31, 2006, including accrued interest.  The Company has taken a cumulative provision of $300,098 against accrued interest on this loan at April 30, 2006, compared to a cumulative provision of $292,860 at January 31, 2006.

In August 1999, Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the “Receivables”) due to the Company from Novadex Corp.  The Receivables have no specific repayment terms.  The total outstanding amount of the Receivables as of April 30, 2006 and January 31, 2006 was $207,599.  Thomas C. Usher also owed $250,000 to a subsidiary of the Company, Novadex International Limited, as of April 30, 2006, pursuant to a non-interest bearing loan with no specific repayment terms.  The outstanding amount of this loan has not changed from January 31, 2006. The amounts continue to remain owing from the estate of Thomas C. Usher.

Thomas C. Usher had pledged 307,909 common shares of the Company as security for these amounts owing to the Company.  These common shares had a market value of $3,078,782 at April 30, 2006, based on the closing price of the Company’s common shares on the NASDAQ SmallCap Market on April 28, 2006, the last trading day prior to April 30, 2005. The Company intends to continue to hold the pledged assets as collateral until the amounts owing discussed above are repaid.

The Company had a commitment to pay an amount equal to one year’s salary, $110,000, to Thomas C. Usher’s estate. The amount owing on this commitment as at April 30, 2006 is $50,886.

The Company also has an outstanding loan payable to Ruth Usher, a former director and the widow of Thomas C. Usher. The amount due from the Company pursuant to this loan decreased to $675,849 at April 30, 2006 from $675,919 at January 31, 2006 due to monthly payments by the Company less interest charges.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

As of April 30, 2006, future minimum cash payments due under contractual obligations, including, among others, the Dextran Products line of credit, the loan payable to Ruth Usher, the long-term debt obligation in connection with the Chemdex redemption, research and development agreements and capital lease agreements, are as follows:

Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	$681,171	$61,501	$123,001	$120,750	$375,919
Capital lease obligations (2)	143,553	129,042	12,899	1,612	--
Operating Lease obligations (3)	1,288	322	322	322	322
Purchase obligations (4)	189,209	189,209	—	—	—
Revolving loans (5)	—	—	—	—	—
Total	$1,015,221	$380,074	$136,222	$122,684	$376,241

1.	Consists of:

(a)	Note payable in quarterly payments of Cdn. $419 (US $375), bearing interest at 10.43% and maturing December 2009; and

(c)	Amounts due to shareholder which bear interest at the U.S. bank prime lending rate plus 1.5%, with required minimum monthly payments, including interest, of $5,000.

2.	Consists of capital lease obligations for:

(a)	Production equipment of Cdn. $113,386 (US $101,419) repayable in monthly installments, bearing interest at 9% and maturing November 2006;

(b)	Production equipment of Cdn. $23,085 (US $20,648) repayable in monthly installments, bearing interest at 7.59% and maturing November 2006; and

(c)	Office equipment of Cdn. $22,108 (US $19,775) repayable in quarterly installments, bearing interest at 10.43% and maturing December 2009.

3.	Consists of operating lease obligations for office equipment requiring quarterly payments of Cdn. $161 (US $144) terminating June 2006.

4.	Consists of purchase obligations for research and development services payable as specified milestones are achieved.

5.	Consists of Canadian operating line of credit bearing interest at the Canadian banks’ prime lending rate plus 0.75%, repayable upon demand. No balance is outstanding at April 30, 2006.

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

On January 13, 2004, the Company, Chemdex and Vet Labs entered into an Asset Purchase Agreement with Sparhawk. Pursuant to the Asset Purchase Agreement, the Company agreed to sell substantially all of the assets of Vet Labs, including its interest in the Joint Venture, to Sparhawk for $5,500,000 in cash. Effective March 4, 2004, this sale was completed and a gain of $1,859,471 was recognized. Simultaneously with the closing, Chemdex advanced $350,000 to Sparhawk in exchange for an unsecured subordinated promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk. The promissory note was payable in full on March 4, 2009. On May 31, 2006, payment in full for principal and interest was received. Interest was payable annually, but could be deferred and added to the principal balance of the promissory note each year at Sparhawk’s discretion. The warrant expired at the earlier of payment in full of the promissory note or March 4, 2014. Chemdex also entered into a supply agreement with Sparhawk to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years. In connection with the sale, the litigation involving the Joint Venture, Sparhawk Laboratories, Inc. v. Veterinary Laboratories, Inc., et al, Case No. 02CV07426, County of Johnson, State of Kansas, was settled, and a Motion of Approval of Settlement and Stipulation of Dismissal with Prejudice was filed with the Court on March 4, 2004.

Since Sparhawk was thinly capitalized and highly leveraged, the Company had deferred $350,000 of the gain relating to the promissory note receivable from Sparhawk. Since payment in full on the promissory note was received on May 31, 2006, the deferred gain of $350,000 was recognized at April 30, 2006 and included in other income on the statement of operations.

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

	Expected Maturity Date							Fair
	1/31/07	1/31/08	1/31/09	1/31/10	1/31/11	Thereafter	Total	Value
	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn)	1,294,985	—	—	—	—	—	1,294,985	1,294,985
Average interest rate	3.36%	—	—	—	—	—	3.36%
Marketable securities:
Fixed rate ($Cdn)	405,865	—	—	—	—	—	405,865	404,454
Average interest rate	2.88%	—	—	—	—	—	1.44%
Liabilities:
Long-term debt:
Fixed rate ($Cdn)	127,911	5,974	6,894	5,663	—	—	146,442	142,021
Average interest rate	8.84%	10.43%	10.43%	10.43%	—	—	9.04%

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

	Expected Maturity Date							Fair
	1/31/07	1/31/08	1/31/09	1/31/10	1/31/11	Thereafter	Total	Value
	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn)	1,294,985	—	—	—	—	—	1,294,985	1,294,985
Average interest rate	3.36%	—	—	—	—	—	3.36%
Marketable securities:
Fixed rate ($Cdn)	405,865	—	—	—	—	—	405,865	404,454
Average interest rate	2.88%	—%	—%	—	—	—	1.44%
Notes receivable:
Variable rate ($US)	66,468	64,957	70,965	77,530	51,291	—	331,211	331,211
Average interest rate	9.25%	9.25%	9.25%	9.25%	9.25%	—	7.71%
Liabilities:
Long-term debt:
Fixed rate ($Cdn)	127,911	5,974	6,894	5,663	—	—	146,442	142,021
Average interest rate	8.84%	10.43%	10.43%	10.43%	—	—	9.04%
Variable rate ($US)	(2,514)	(2,746)	(3,000)	(3,278)	(3,581)	690,943	675,825	672,825
Average interest rate	9.25%	9.25%	9.25%	9.25%	9.25%	9.25	9.25%

Item 4.	Controls and Procedures.

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

POLYDEX PHARMACEUTICALS LIMITED

Date: June 14, 2006	By:	/s/ GEORGE G. USHER

Name: George G. Usher Title: Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHARON L. WARDLAW

Name: Sharon L. Wardlaw Title: Treasurer, Secretary and Chief Financial and Accounting Officer (Principal Financial Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002