Form 10-Q
period 2006-07-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2006-09-14
CIK 317158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

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

_________________________________________________________
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of he Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value	3,061,896 shares
(Title of Class)	(Outstanding at September 11, 2006)

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

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited).

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets (Unaudited)
(Expressed in United States dollars)

	July 31	January 31
	2006	2006

Assets

Current assets:
Cash and cash equivalents (note 3)	$1,846,139	$971,451
Trade accounts receivable	1,047,865	744,720
Interest receivable	-	41,511
Promissory note receivable (note 7)	-
Inventories:
Finished goods	1,041,560	1,108,626
Work in process	344,142	285,422
Raw materials	215,517	155,496

	1,601,219	1,549,544
Prepaid expenses and other current assets	104,582	129,362

Total current assets	4,599,805	3,436,588

Property, plant and equipment, net	3,452,345	3,280,724
Patents and intangible assets, net	57,571	61,591
Assets held for sale	-	4,390
Investments available for sale (note 4)	1,873,863	2,638,441
Due from shareholder	459,311	488,711

	$10,442,895	$9,910,445

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets (Unaudited)
(Expressed in United States dollars)

	July 31	January 31
	2006	2006

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$707,157	$574,270
Accrued liabilities	216,337	246,620
Payroll and related taxes payable	85,114	113,530
Customer deposits	92,932	92,932
Income taxes payable	44,815	44,877
Current portion of long-term debt	33,157	1,011
Current portion of capital lease obligations	79,673	168,430
Current portion of due to shareholder	5,000	4,597

Total current liabilities	1,264,185	1,246,267

Long-term debt	407,856	3,748
Capital lease obligations	13,850	16,108
Due to shareholder	672,094	671,322
Deferred income taxes	196,223	194,938

	1,290,023	886,116

Total liabilities	2,554,208	2,132,383

Shareholders' equity:
Capital stock
Authorized:
100,000 Class A preferred shares of $0.10 each
899,400 Class B preferred shares of $0.0167 each
10,000,000 common shares of $0.0167 each
Issued and outstanding:
899,400 Class B preferred shares	15,010	15,010
3,061,896 common shares (January 31, 2006 - 3,058,896)	51,003	50,953
Contributed surplus	23,444,369	23,400,259
Deficit	(16,613,748)	(16,633,410)
Accumulated other comprehensive income	992,053	945,250

	7,888,687	7,778,062

	$10,442,895	$9,910,445

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Expressed in United States dollars)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 31	July 31	July 31	July 31
	2006	2005	2006	2005

Sales	$1,856,718	$1,273,470	$3,290,391	$2,596,154
Cost of goods sold	1,625,305	1,147,446	2,738,956	2,346,811

	231,413	126,024	551,435	249,343

Expenses:
General and administrative	333,944	305,863	672,506	760,799
Research and development	72,484	26,574	166,185	58,903
Selling and promotion	45,918	33,487	73,505	54,835
Interest expense	24,390	20,135	43,888	39,917
Depreciation	13,774	12,030	27,188	23,398
Foreign exchange (gain)	(8,120)	(13,950)	(8,247)	(9,790)
Loss (gain) on sale of assets	3,486	(3,646)	(20)	(3,646)
Interest and other income	(34,649)	(3,508)	(443,232)	(39,646)

	451,227	376,985	531,773	884,770

Income (loss) before income taxes	(219,814)	(250,961)	19,662	(635,427)

Provision for (recovery of) income taxes	-	(22,529)	-	(71,366)

Net income (loss) for the period	(219,814)	(228,432)	19,662	(564,061)

Unrealized gain (loss) on investments available for sale	7,450	71,815	(1,921)	4,254

Currency translation adjustment	(91,841)	202,066	48,724	107,039

Comprehensive income (loss) for the period	$(304,205)	$45,449	$66,465	$(452,768)

Per share information:
Earnings (loss) per common share:
Basic	$(0.07)	$(0.07)	$0.01	$(0.18)
Diluted	$(0.07)	$(0.07)	$0.01	$(0.18)

Weighted average number of common shares used in
computing net earnings per share for the period:
Basic	3,060,396	3,052,296	3,059,646	3,052,296
Diluted	3,080,097	3,052,296	3,078,472	3,052,296

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Shareholders' Equity (Unaudited)
(Expressed in United States dollars)

	Six Months	Six Months
	Ended	Ended
	July 31	July 31
	2006	2005

Preferred Shares:
Balance, beginning and end of period	$15,010	$15,010

Common Shares:
Balance, beginning of period	$50,953	$50,676
Common share options exercised	50	166

Balance, end of period	$51,003	$50,842

Contributed Surplus:
Balance, beginning of period	$23,400,259	$23,303,718
Common share options issued	35,160	-
Common share options exercised	8,950	52,334

Balance, end of period	$23,444,369	$23,356,052

Deficit:
Balance, beginning of period	$(16,633,410)	$(15,144,357)
Net income (loss) for the period	19,662	(564,061)

Balance, end of period	$(16,613,748)	$(15,708,418)

Accumulated Other Comprehensive Income:
Balance, beginning of period	$945,250	$325,842
Unrealized loss on investments available for sale	(1,921)	4,254
Currency translation adjustment for the period	48,724	107,039

Balance, end of period	$992,053	$437,135

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Cash Flows (Unaudited)
(Expressed in United States dollars)

	Six Months	Six Months
	Ended	Ended
	July 31	July 31
	2006	2005

Cash provided by (used in):

Operating activities:
Net income (loss) for the period	$19,662	$(564,061)
Add (deduct) items not affecting cash:
Depreciation and amortization	294,600	262,760
Imputed interest on long-term debt	-	1,274
Deferred income taxes	-	(104,366)
Amortization of premium on investments available for sale	473	-
Gain on disposal of equipment	(20)	(3,646)
Options issued in exchange for services	35,160	-
Net change in non-cash working capital balances
related to operations	(205,267)	313,790

	144,608	(94,249)

Investing activities:
Additions to property, plant and equipment and patents	(437,060)	(87,542)
Proceeds from sale of veterinary products business	-	-
Decrease in due from shareholder	29,400	38,005
Decrease in accrued interest on investments	12,932	-
Unrealized loss on commercial paper available for sale	309	(534)
Proceeds (Acquisition) of investments available for sale	769,869	(365,767)
Proceeds from sale of equipment	4,450	3,645

	379,900	(412,193)

Financing activities:
Repayment of long-term debt	(5,645)	(35,570)
Repayment of capital lease obligations	(92,459)	(64,623)
Increase (decrease) in due to shareholder	1,175	(3,811)
Increase in long-term bank indebtedness	442,987	-
Exercise of common share options	9,000	52,500

	355,058	(51,504)

Effect of exchange rate changes on cash	(4,878)	46,538

Increase (decrease) in cash and cash equivalents	874,688	(511,408)

Cash and cash equivalents, beginning of period	971,451	2,401,051

Cash and cash equivalents, end of period	$1,846,139	$1,889,643

Cash and cash equivalents is comprised of the following:
Cash	$694,062	$207,747
Cash equivalents	1,152,077	1,681,896

	$1,846,139	$1,889,643

See accompanying notes.

1.	Basis of Presentation:

The information contained in the interim consolidated financial statements is condensed from that which would appear in annual consolidated financial statements. The interim consolidated financial statements included herein should be read in conjunction with the audited financial statements, and notes thereto, and other financial information contained in the 2006 Annual Report on Form 10-K for the fiscal year ended January 31, 2006 as filed by Polydex Pharmaceuticals Limited (the “Company”) with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of July 31, 2006 and 2005 include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries in which the Company has equal to or more than a 50% ownership interest and exercises control.

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

Investments available for sale
Investments available for sale consist of medium-term fixed income instruments, mutual funds and trust income funds and are stated at fair market value based on quoted market prices. Interest income is included in other income in the consolidated statement of operations as it is earned. Changes in market values during the holding period are reported as unrealized gain (loss) on investments available for sale and are included in other comprehensive income (loss). Realized gains (losses) are reclassified from accumulated other comprehensive income (loss) on a specific item basis when the security is sold or matured.

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

Research and development
Research and development costs are expensed as incurred and are stated net of investment tax credits when earned.

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

Earnings (loss) per common share
Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding of 3,060,396 for the three months ended July 31, 2006 (2005 - 3,052,296). Diluted earnings (loss) per common share is computed using the weighted average number of common shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock. Incremental shares of nil at July 31, 2006 and July 31, 2005 were used in the calculation of diluted earnings (loss) per common share in the second quarters, as their effect was anti-dilutive. Options to purchase common shares of 35,175 were included in the computation of diluted earnings per share as at July 31, 2006. Options to purchase common shares of 46,300 at July 31, 2005 were not included in the computation of diluted earnings (loss) per common share because their effect was anti-dilutive.

3.	Cash and Cash Equivalents:

Cash and cash equivalents consist of the following:
	July 31 2006	January 31 2006

Cash	$694,062	$236,422
Short-term deposits	1,152,077	735,029
	$1,846,139	$971,451

Short-term deposits in the amount of Cdn. $1,174,428 bear interest at 3.8% to 4.02% maturing between on August 14 and September 6, 2006. Short-term deposits consist of commercial paper and are available for sale and are stated at fair market value, based on quoted market prices. An unrealized gain of Cdn. $537 has been included in accumulated other comprehensive income.

4.	Investments Available For Sale:

Investments available for sale consist of the following:
	July 31 2006	January 31 2006

Canadian medium-term fixed income instruments	$1,331,292	$2,064,492
Canadian income trust units and mutual funds	$542,571	$573,949
	$1,873,863	$2,638,441

Canadian medium-term fixed income instruments have maturity dates extending from four months to one year and interest rates ranging from 4.15% to 5.12%. Investments available for sale are stated at fair market value, based on quoted market prices. An unrealized loss of Cdn. $37,845 has been included in accumulated other comprehensive income.

5.	Commitments and Contingencies:

During September 2004, the Company entered into an agreement with a research organization to conduct a pilot clinical study on the use of cellulose sulphate for the treatment of bacterial vaginosis. The Company is committed to make a payment of $20,056 upon the completion of the clinical study, which is expected to occur during the fourth quarter of fiscal year 2007. In March of 2006 the Company entered into an agreement for the monitoring of the clinical trial, and is expecting to make payments in the fourth quarter of fiscal 2007 in the amount of $31,986.

6.	Stock-based Employee Compensation:

The Company maintains an incentive share option plan for management personnel for options to purchase up to 1,000,000 common shares. The Company also issues options to certain consultants for services provided to the Company.

All options granted have terms of five years and vest immediately. At July 31, 2006, the Company had 42,675 options outstanding at exercise prices ranging from $2.50 to $10.01 and a weighted average exercise price of $5.27. The options, which are immediately exercisable and expire on dates between January 31, 2007 and July 31, 2011, entitle the holder of an option to acquire one common share of the Company.

The Company uses the fair value method in accordance with SFAS 123 to account for awards of stock-based employee compensation. During the three months ended July 31, 2006, 7,500 common share stock options were granted to employees and non-employees of the Company. These options were valued at $35,160 and were charged to general and administrative expense, in accordance with SFAS 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.04%; dividend yield of nil; volatility factor of the expected market price of the Company’s common stock of 0.644, and an expected life of the options of five years. No stock-based employee compensation expense was recorded during the period from February 1, 2005 to July 31, 2005, because there were no options granted during that period.

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

	Six Months Ended July 31 2006	Six Months Ended July 31 2005
Total revenue by significant customer:
Customer A	$523,335	$475,258
Customer B	$379,679	$297,500
Customer C	$355,136	-
Customer D	$331,760	$259,400

	Six Months Ended July 31 2006	Six Months Ended July 31 2005
Sales by geographic destination:
Europe	$1,300,195	$1,093,189
United States	$498,353	$664,324
Canada	$496,912	$215,279
Pacific Rim	$320,006	$416,400
Other	$674,925	$206,962
	$3,290,391	$2,596,154

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s fiscal year ends on January 31st of each year. In this report, fiscal year 2007 refers to the Company’s fiscal year ended January 31, 2007. The following discussion should be read in conjunction with the July 31, 2006 interim consolidated financial statements and notes thereto included elsewhere in this report. Operating results for the six months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2006. The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles. All amounts are in United States dollars, unless otherwise denoted.

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

Management Objectives for Fiscal 2007. In fiscal year 2007, management intends to continue to focus on the core products of Dextran Products that have historically been the backbone of the Company. Opportunities to increase distribution chains for existing Dextran products in certain overseas markets, such as India, China and Russia continue to be explored by management. Expanding current market opportunities and the potential for new market penetration has led management to make plant refurbishments and the expansion of production capacity a priority for fiscal year 2007 with respect to the Company’s manufacturing operations located in Toronto. A building permit has been applied for and construction of new drying facilities is expected to begin in the third quarter continuing through the fourth quarter and into the next fiscal year with the unit being operational in fiscal 2008.

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

Results of Operations

	Three Months Ended July 31, 2006	Three Months Ended July 31, 2005	Variance	Six Months Ended July 31, 2006	Six Months Ended July 31, 2005
Net income (loss)	$(219,814)	$(228,432)	4%	$19,662	$(564,061)

Earnings (loss) per share	$(0.07)	$(0.07)	-	$0.01	$(0.18)

The net loss for the second quarter of fiscal year 2007 ended July 31, 2006 is comparable to the net loss for the second quarter in fiscal year 2006. The year to date net income for fiscal year 2007 as compared to the year to date net loss for fiscal 2006 is a result of recognition of the deferred gain on the promissory note related to the sale of the veterinary products assets to Sparhawk (Note 7.) as well as the increase in sales and gross margins.

	Three Months Ended July 31, 2006	Three Months Ended July 31, 2005	Variance	Six Months Ended July 31, 2005	Six Months Ended July 31, 2005
Sales	$1,856,718	$1,273,470	46%	$3,290,391	$2,596,154

The sales increase in the second quarter and year to date of fiscal year 2007 was attributable to pricing increases and customer demand.

	Three Months Ended July 31, 2006	Three Months Ended July 31, 2005	Variance	Six Months Ended July 31, 2006	Six Months Ended July 31, 2005
Gross profit	$231,413	$126,024	84%	$551,435	$249,343

Percentage of sales	12.5%	9.9%		16.8%	9.6%

The second quarter and year to date of fiscal year 2007 increase in gross profit is a result of the increase in sales due to the price increases and customer demand noted above, combined with ongoing control of direct costs by management. The increase in gross profit percentage during the second quarter and year to date of fiscal year 2007 is primarily due to direct cost savings primarily related to plant equipment repairs and supplies.

	Three Months Ended July 31, 2006	Three Months Ended July 31, 2005	Variance	Six Months Ended July 31, 2006	Six Months Ended July 31, 2005
Selling, promotion, general and administrative expenses	$379,862	$339,350	12%	$746,011	$815,634

The increase during the second quarter of fiscal year 2007 in selling, promotion, general and administrative expenses is primarily due the expensing of options for certain management personnel. The decrease during the year to date of fiscal year 2007 is primarily due to the death benefit accrual payable to the estate of the former vice-chairman of the Company established in the first quarter of fiscal 2006.

Research and development	Three Months Ended July 31, 2006	Three Months Ended July 31, 2005	Variance	Six Months Ended July 31, 2006	Six Months Ended July 31, 2005
Research and development expenditures	$72,484	$26,574	173%	$166,185	$58,903

The increase in research and development expenses during the second quarter of fiscal year 2007 is a result of continued work on the cellulose sulphate project, including consulting fees and further costs of a pilot clinical study on the use of cellulose sulphate for the treatment of bacterial vaginosis. This clinical study is related to an alternate use of cellulose sulphate and therefore is outside the scope of funding provided by the Company’s research and development partners for the investigation of this product as a contraceptive gel with antiviral properties. Expenses for this clinical study are expected to increase during the remainder of fiscal year 2007. The increase in the year to date for fiscal 2007 is also due to extending patent protection related to processes and uses of cellulose sulphate in various countries of the world.

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

	Three Months Ended July 31, 2006	Three Months Ended July 31, 2005	Variance	Six Months Ended July 31, 2006	Six Months Ended July 31, 2005
Depreciation and amortization expense	$150,489	$131,948	14%	$294,600	$262,760

The increase in depreciation and amortization expense in the second quarter and year to date of fiscal year 2007 is primarily attributable to the increase in the value of the Canadian dollar as compared to the United States dollar, as well as depreciation on equipment additions at Dextran Products subsequent to the second quarter of fiscal 2006.

	Three months Ended July 31, 2006	Three months Ended July 31, 2005	Variance	Six Months Ended July 31, 2006	Six Months Ended July 31, 2005
Interest expense	$24,390	$20,135	21%	$43,888	$39,917

The increase in interest expense in second quarter and year to date of fiscal year 2007 is attributable to the interest on the capital equipment loan obtained in May 2006, as well as the rise in value of the Canadian dollar relative to the United States dollar. This is partially offset by the decrease in other long-term debt and capital lease obligations.

	Three Months Ended July 31, 2006	Three Months Ended July 31, 2005	Variance	Six Months Ended July 31, 2006	Six Months Ended July 31, 2005
Foreign exchange gain	$8,120	$13,950	(42)%	$8,247	$9,790

A foreign exchange gain was realized at Dextran Products during the second quarter of fiscal 2007 because the value of the Canadian dollar increased relative to the United States dollar. However compared to the second quarter of fiscal year 2006, the value of the Canadian dollar rose by a lesser amount, due to the decrease in the rate of increase in fiscal 2007. At July 31, 2006, Dextran Products has a net liability exposure to the United States dollar because intercompany payables denominated in United States dollars exceed its United States dollar denominated accounts receivable balance.

	Three Months Ended July 31, 2006	Three Months Ended July 31, 2005	Variance	Six months Ended July 31, 2006	Six Months Ended July 31, 2005
Other income	$34,649	$3,508	888%	$443,232	$39,646

The increase in other income in the second quarter of fiscal year 2007 is primarily related to the timing of investment gains. The significant increase in the year to date for fiscal 2007 is due to recognition of the deferred gain on the promissory note from Sparhawk (Note 7.) in the first quarter of fiscal 2007.

	Three Months Ended July 31, 2006	Three Months Ended July 31, 2005	Variance	Six Months Ended July 31, 2006	Six Months Ended July 31, 2005
Provision for (recovery of) income taxes	-	$(22,529)	100%	-	$(71,366)

The tax provision of nil for the second quarter and year to date of fiscal 2007 resulted from the carryforward of unused tax losses, and tax credits arising from unused research and development expenditures. The Canadian operations continue to have significant research and development tax pools to offset current taxes payable.

The decrease in tax provision for the second quarter and year to date of fiscal year 2006 is a result of a decrease in taxable income. Dextran Products suffered tax losses during the first and second quarters of fiscal 2006 resulting in a tax recovery.

Liquidity and Capital Resources

As of July 31, 2006, the Company had cash and cash equivalents of $1,846,139, compared to cash and cash equivalents of $971,451 at January 31, 2006. In the second quarter of fiscal year 2007, the Company generated cash of $323,852 in its operating activities, compared to $76,058 for the second quarter of fiscal year 2006. The increase in cash generated from operations during the second quarter of fiscal year 2007 is primarily due to the increased sales and gross margins and the collection of the deferred gain from Sparhawk (Note 7.) that occurred during this period. The use of cash for the six months ended July 31, 2005 was primarily due to the loss for the period, partially offset by reductions in trade receivables, inventory and trade payables. Although significant cash was utilized for investing activities related to new equipment, cash was also generated in the second quarter of fiscal 2007 through new long term bank financing. In addition, cash equivalents benefited from the significant decline in investments available for sale. Depreciation and amortization continue to be large non-cash expenses of the Company.

The Company had $3,335,620 of working capital and a current ratio of 3.6 to 1 as of July 31, 2006 compared to $2,190,321 and 2.8 to 1 as of January 31, 2006.

Management expects the primary source of its future capital needs to be a combination of company earnings, existing cash reserves and borrowings. The Company believes that, based upon the current levels of revenues and spending, its existing working capital resources will be sufficient to support continuing operations for the foreseeable future.

At July 31, 2006, the Company had accounts receivable of $1,047,865 and inventory of $1,601,219, compared to $744,720 and $1,549,544 at January 31, 2006 and $726,361 and $1,360,019 at July 31, 2005. The decrease in accounts receivable during the six months ended July 31, 2006 is due to the timing of payments during the period. Accounts receivable and inventory levels at July 31, 2005 were lower due to decreased sales for the second quarter.

At July 31, 2006, the Company had accounts payable of $707,157 compared to $574,270 at January 31, 2006 and $511,421 at July 31, 2005. The increase in accounts payable was due to timing of supplier payments, including amounts due to consulting engineers related to plant refurbishments.

During the second quarter of fiscal year 2007, capital expenditures were $242,454, as compared to $72,610 in the second quarter of fiscal year 2006. The majority of capital expenditures were for production equipment at the Dextran Products plant in Toronto during the year to date of fiscal 2007. Management intends to continue its plant refurbishment and expansion plans during the remainder of fiscal year 2007, and expects capital expenditures to increase during this period.

The change in accumulated other comprehensive income of the Company is primarily attributable to the currency translation adjustment of Dextran Products. Dextran Products’ functional currency is the Canadian dollar. This currency translation adjustment arises from the translation of Dextran Products’ financial statements to U.S. dollars.

Dextran Products has a Cdn. $1,250,000 (U.S. $1,105,000) line of credit, of which none was utilized at July 31, 2006 and at January 31, 2006. This line of credit bears interest at the Canadian banks’ prime lending rate plus 0.50% (July 31, 2006 - 6.00%; January 31, 2006 - 5.25%). Bank indebtedness is collateralized by a general security agreement over the Company’s assets and a collateral mortgage of Cdn. $500,000 on the Dextran Products building in Toronto. This line of credit is used periodically by the Company to cover temporary short-term Canadian dollar cash needs. For these short-term cash needs, the interest expense on the credit line is typically less than the transaction costs incurred in selling short-term investments.

The increase in long term debt during the second fiscal quarter of 2007 is due to Dextran Products obtaining a long-term loan of Cdn. $500,000 (U.S. $441,852) for the purchase of capital equipment related to the planned plant refurbishments.

The decrease in other long-term debt and capital lease obligations from January 31, 2006 is due to continuing payments by the Company. The majority of the other long-term debt and capital lease obligations are due within one year.

Changes in the relative values of the Canadian dollar and the United States dollar occur from time to time and may, in certain instances, materially affect the Company’s results of operations.

The Company does not believe that the impact of inflation and changing prices has had a material effect on its operations or financial results at any time in the last three years.

Related Party Transactions

In August 1997, the Company loaned the Late Thomas C. Usher, its Vice-Chairman, Director of Research and Development, a member of its Board of Directors and the beneficial owner of greater than 5% of the outstanding common shares of the Company, $691,500 at an interest rate equal to the prime rate of Toronto Dominion Bank plus 1.50% (the “Loan”). The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher. Repayment of the Loan is accomplished by periodic payments and through offsets by the Company against royalty payments due Thomas C. Usher pursuant to intellectual property license agreements. The amount outstanding under the Loan as of July 31, 2006 was $309,739, as compared to $323,972 at January 31, 2006, including accrued interest. The Company has taken a cumulative provision of $308,027 against accrued interest on this loan at July 31, 2006, compared to a cumulative provision of $292,860 at January 31, 2006.

In August 1999, Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the “Receivables”) due to the Company from Novadex Corp. The Receivables have no specific repayment terms. The total outstanding amount of the Receivables as of July 31, 2006 and January 31, 2006 was $207,599. Thomas C. Usher also owed $250,000 to a subsidiary of the Company, Novadex International Limited, as of July 31, 2006, pursuant to a non-interest bearing loan with no specific repayment terms. The outstanding amount of this loan has not changed from January 31, 2006. The amounts continue to remain owing from the estate of Thomas C. Usher.

Thomas C. Usher had pledged 304,909 common shares of the Company as security for these amounts owing to the Company. These common shares had a market value of $2,942,371 at July 31, 2006, based on the closing price of the Company’s common shares on the NASDAQ Capital Market on July 31, 2006. The Company intends to continue to hold the pledged assets as collateral until the amounts owing discussed above are repaid.

The Company had a commitment to pay an amount equal to one year’s salary, $110,000, to Thomas C. Usher’s estate. The amount owing on this commitment as at July 31, 2006 was $46,046.

The Company also has an outstanding loan payable to Ruth Usher, a former director and the widow of Thomas C. Usher. The amount due from the Company pursuant to this loan increased to $677,094 at July 31, 2006 from $675,919 at January 31, 2006 due to interest charges exceeding monthly payments by the Company.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

As of July 31 2006, future minimum cash payments due under contractual obligations, including, among others, the Dextran Products line of credit, the long-term capital equipment bank loan, the loan payable to Ruth Usher, the long-term debt obligation in connection with the Chemdex redemption, research and development agreements and capital lease agreements, are as follows:

Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	$1,241,729	$140,336	$280,657	$277,301	$543,435
Capital lease obligations (2)	97,552	81,622	12,744	3,186	—
Operating Lease obligations (3)	3,983	569	1,138	1,138	1,138
Purchase obligations (4)	152,195	152,195	—	—	—
Revolving loans (5)	—	—	—	—	—
Total	$1,495,459	$374,722	$294,539	$281,625	$544,573

1. Consists of:

(a)	Note payable in quarterly payments of Cdn. $419 (US $342), bearing interest at 10.43% and maturing December 2009; and

(b)	Amounts due to shareholder which bear interest at the U.S. bank prime lending rate plus 1.5%, with required minimum monthly payments, including interest, of $5,000.

(c)	Equipment purchase term loan of Cdn. $494,190 (US $436,718) repayable to a Canadian bank in monthly payments of Cdn. $5,792 including interest at 6.95%, maturing May 2011.

2. Consists of capital lease obligations for:

(a)	Production equipment of Cdn. $71,627 (US $63,297) repayable in monthly installments, bearing interest at 9% and maturing November 2006;

(b)	Production equipment of Cdn. $13,316 (US $11,767) repayable in monthly installments, bearing interest at 7.59% and maturing November 2006; and

(d)	Office equipment of Cdn. $15,672 (US $13,849) repayable in quarterly installments, bearing interest at 10.43% and maturing December 2009.

3. Consists of operating lease obligations for office equipment requiring quarterly payments of Cdn. $161 (US $142).

4. Consists of

(a)	Purchase obligations of $70,654 for research and development services payable as specified milestones are achieved.

(b)	Purchase obligation of $100,153 for upgrades to the electrical equipment as part of the plant refurbishment project.

5. Consists of Canadian operating line of credit bearing interest at the Canadian banks’ prime lending rate plus 0.50%, repayable upon demand.

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

	Expected Maturity Date
	1/31/07	1/31/08	1/31/09	1/31/10	1/31/11	Thereafter	Total	Fair Value
	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn)	1,037,847	—	—	—	—	—	1,037,847	1,044,494
Average interest rate	3.89%	—	—	—	—	—	3.89%
Marketable securities:
Fixed rate ($Cdn)	1,339,267	—	—	—	—	—	1,339,267	1,326,474
Average interest rate	4.63%	—	—	—	—	—	4.63%
Liabilities:
Long-term debt:
Fixed rate ($Cdn)	191,449	39,198	45,146	42,608	46,865	273,096	638,362	628,278
Average interest rate	8.81%	7.48%	7.69%	7.31%	7.39	6.95	7.61%

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

	Expected Maturity Date
	1/31/07	1/31/08	1/31/09	1/31/10	1/31/11	Thereafter	Total	Fair Value
	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn)	1,037,847	—	—	—	—	—	1,037,847	1,044,494
Average interest rate	3.89%	—	—	—	—	—	3.89%
Marketable securities:
Fixed rate ($Cdn)	1,339,267	—	—	—	—	—	1,339,267	1,326,474
Average interest rate	2.88%	—%	—%	—	—	—	2.88%
Notes receivable:
Variable rate ($US)	73,271	65,315	71,683	78,672	86,343	—	375,284	375,284
Average interest rate	9.75%	9.75%	9.75%	9.75%	9.75%	—	9.75%
Liabilities:
Long-term debt:
Fixed rate ($Cdn)	191,449	39,198	45,146	42,608	46,865	273,096	638,362	628,278
Average interest rate	8.81%	7.48%	7.69%	7.31%	7.39%	6.95%	7.61%
Variable rate ($US)	60,000	60,000	60,000	60,000	60,000	711,622	1,011,623	1,011,623
Average interest rate	9.25%	9.25%	9.25%	9.25%	9.25%	9.25	9.25%

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

PART II
OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The 2006 Annual General Meeting of the Members was held on July 7, 2006.

(c)
No matters were voted upon at the 2005 Annual Meeting of the Members other than (i) the election of Mr. George G. Usher as a director of the Company to hold office for a three-year term expiring at the Annual General Meeting of the Members held in 2009 or until successors are duly elected and qualified, and (ii) the ratification of the appointment of Schwartz Levitsky Feldman LLP as the independent registered accounting firm of the Company. The tabulation of votes in person or by proxy at the Annual Meeting with respect to such matters are as follows:

Proposal 1 - Election of George G. Usher:

Class	Votes For		Votes Against	Abstentions and Non-Votes
Common Shares	2,390,698		119,449	548,749
Class B Preferred Shares	1,798,800	(1)	—	—

(1) Class B Preferred Shares are entitled to two (2) votes per share.

Proposal 2 - Ratification of Independent Registered Accounting Firm:

Class	Votes For		Votes Against	Abstentions and Non-Votes
Common Shares	2,393,558		112,104	553,234
Class B Preferred Shares	1,798,800	(1)	—	—

(1) Class B Preferred Shares are entitled to two (2) votes per share.

(d)	Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1	Memorandum of Association of Polydex Pharmaceuticals Limited, as amended to date (filed as Exhibit 3.1 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)

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

Date: September 14, 2006
POLYDEX PHARMACEUTICALS LIMITED (Registrant)

	By	/s/ George G. Usher
George G. Usher, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By	/s/ John A. Luce
John A. Luce, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002