Form 10-Q
period 2006-10-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2006-12-14
CIK 317158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value	3,061,896 shares
(Title of Class)	(Outstanding at December 14, 2006)

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

POLYDEX PHARMACEUTICALS LIMITED
SUBSIDIARIES

Consolidated Balance Sheets
(Expressed in United States dollars)

	October 31	January 31
	2006	2006
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents (note 3)	$1,603,330	$971,451
Trade accounts receivable	919,017	744,720
Interest receivable	—	41,511
Promissory note receivable (note 7)	—
Inventories:
Finished goods	1,317,418	1,108,626
Work in process	256,270	285,422
Raw materials	241,058	155,496

	1,814,746	1,549,544
Prepaid expenses and other current assets	104,782	129,362

Total current assets	4,441,875	3,436,588

Property, plant and equipment, net	3,529,749	3,280,724
Patents and intangible assets, net	55,561	61,591
Assets held for sale	—	4,390
Investments available for sale (note 4)	1,742,375	2,638,441
Due from shareholder	459,311	488,711
	$10,228,871	$9,910,445

	October 31	January 31
	2006	2006
	(Unaudited)	(Audited)
Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$595,171	$574,270
Accrued liabilities	247,363	246,620
Payroll and related taxes payable	92,673	113,530
Customer deposits	92,932	92,932
Income taxes payable	45,976	44,877
Current portion of long-term debt	34,000	1,011
Current portion of capital lease obligations	38,794	168,430
Current portion of due to shareholder	5,000	4,597

Total current liabilities	1,151,909	1,246,267

Long-term debt	402,219	3,748
Capital lease obligations	7,429	16,108
Due to shareholder	673,685	671,322
Deferred income taxes	197,719	194,938

	1,281,052	886,116

Total liabilities	2,432,961	2,132,383

Shareholders' equity:
Capital stock
Authorized:
100,000 Class A preferred shares of $0.10 each
899,400 Class B preferred shares of $0.0167 each
10,000,000 common shares of $0.0167 each
Issued and outstanding:
899,400 Class B preferred shares	15,010	15,010
3,061,896 common shares (January 31, 2006 - 3,058,896)	51,003	50,953
Contributed surplus	23,444,369	23,400,259
Deficit	(16,761,729)	(16,633,410)
Accumulated other comprehensive income	1,047,257	945,250
	7,795,910	7,778,062
	$10,228,871	$9,910,445

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED
SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Expressed in United States dollars)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 31	October 31	October 31	October 31
	2006	2005	2006	2005

Sales	$1,366,190	$1,062,075	$$4,656,581	$3,658,229
Cost of goods sold	1,157,654	989,275	3,896,610	3,336,086

	208,536	72,800	759,971	322,143

Expenses:
General and administrative	277,974	333,349	950,480	1,094,148
Research and development	35,515	89,955	201,700	148,858
Selling and promotion	48,277	25,966	121,782	80,801
Interest expense	23,668	20,891	67,556	60,808
Depreciation	10,345	12,924	37,533	36,322
Foreign exchange (gain)	176	(5,576)	(8,071)	(15,366)
Loss (gain) on sale of assets	—	(57)	(20)	(3,703)
Interest and other income	(39,438)	(20,907)	(482,670)	(60,553)
	356,517	456,545	888,290	1,341,315

Income (loss) before income taxes	(147,981)	(383,745)	(128,319)	(1,019,172)

Provision for (recovery of) income taxes	—	(122,294)	—	(193,660)

Net income (loss) for the period	(147,981)	(261,451)	$(128,319)	(825,512)

Unrealized gain (loss) on investments available for sale	(1,110)	(36,044)	(3,031)	(31,790)

Currency translation adjustment	56,314	269,583	105,038	376,622
Comprehensive income (loss) for the period	$(92,777)	$(27,912)	$(26,312)	$(480,680)

Per share information:
Earnings (loss) per common share:
Basic	$(0.05)	$(0.09)	$ $(0.04)	$(0.27)
Diluted	$(0.05)	$(0.09)	$ $(0.04)	$(0.27)

Weighted average number of common shares used in
computing net earnings per share for the period:
Basic	3,061,896	3,052,296	3,059,646	3,052,296
Diluted	3,078,155	3,052,296	3,077,698	3,052,296

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED
SUBSIDIARIES

Consolidated Statements of Shareholders' Equity (Unaudited)
(Expressed in United States dollars)

	Nine Months	Nine Months
	Ended	Ended
	October 31	October 31
	2006	2005

Preferred Shares:
Balance, beginning and end of period	$15,010	$15,010

Common Shares:
Balance, beginning of period	$50,953	$50,676
Common share options exercised	50	166
Balance, end of period	$51,003	$50,842

Contributed Surplus:
Balance, beginning of period	$23,400,259	$23,303,718
Common share options issued	35,160	—
Common share options exercised	8,950	52,334
Balance, end of period	$23,444,369	$23,356,052

Deficit:
Balance, beginning of period	$(16,633,410)	$(15,144,357)
Net income (loss) for the period	(128,319)	(825,512)
Balance, end of period	$(16,761,729)	$(15,969,869)

Accumulated Other Comprehensive Income:
Balance, beginning of period	$945,250	$325,842
Unrealized loss on investments available for sale	(3,031)	(31,790)
Currency translation adjustment for the period	105,038	376,622
Balance, end of period	$1,047,257	$670,674

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED
SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(Expressed in United States dollars)

	Nine Months	Nine Months
	Ended	Ended
	October 31	October 31
	2006	2005

Cash provided by (used in):

Operating activities:
Net income (loss) for the period	$(128,319)	$(825,512)
Add (deduct) items not affecting cash:
Depreciation and amortization	432,863	401,980
Imputed interest on long-term debt	—	1,363
Deferred income taxes	—	(249,311)
Amortization of premium on investments available for sale	475	—
Gain on disposal of equipment	(20)	(3,703)
Options issued in exchange for services	35,160	—
Net change in non-cash working capital balances
related to operations	(350,322)	329,902
	(10,163)	(345,281)

Investing activities:
Additions to property, plant and equipment and patents	(629,228)	(269,940)
Decrease in due from shareholder	29,400	38,005
Decrease in accrued interest on investments	41,511	—
Unrealized gain (loss) on commercial paper available for sale	345	(479)
Proceeds (Acquisition) of investments available for sale	922,080	(361,426)
Proceeds from sale of equipment	4,467	3,703
	368,575	(590,137)

Financing activities:
Repayment of long-term debt	(13,792)	(47,513)
Repayment of capital lease obligations	(140,790)	(119,340)
Increase (decrease) in due to shareholder	2,766	(5,051)
Increase in long-term bank indebtedness	444,761	—
Exercise of common share options	9,000	52,500
	301,945	(119,404)

Effect of exchange rate changes on cash	(28,478)	108,331

Increase (decrease) in cash and cash equivalents	631,879	(946,491)

Cash and cash equivalents, beginning of period	971,451	2,401,051
Cash and cash equivalents, end of period	$1,603,330	$1,454,560

Cash and cash equivalents is comprised of the following:
Cash	$264,096	$188,351
Cash equivalents	1,339,234	1,266,209
	$1,603,330	$1,454,560

See accompanying notes.

1.	Basis of Presentation:

The information contained in the interim consolidated financial statements is condensed from that which would appear in annual consolidated financial statements. The interim consolidated financial statements included herein should be read in conjunction with the audited financial statements, and notes thereto, and other financial information contained in the 2006 Annual Report on Form 10-K for the fiscal year ended January 31, 2006 as filed by Polydex Pharmaceuticals Limited (the “Company”) with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of October 31, 2006 and 2005 include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries in which the Company has equal to or more than a 50% ownership interest and exercises control.

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

Earnings (loss) per common share
Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding of 3,061,896 for the three months ended October 31, 2006 (October 31, 2005 - 3,052,296). Diluted earnings (loss) per common share is computed using the weighted average number of common shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock. Incremental shares of nil at October 31, 2006 and October 31, 2005 were used in the calculation of diluted earnings (loss) per common share in the second quarters, as their effect was anti-dilutive. Options to purchase common shares of 35,175 were included in the computation of diluted earnings per share as at October 31, 2006. Options to purchase common shares of 46,300 at October 31, 2005 were not included in the computation of diluted earnings (loss) per common share because their effect was anti-dilutive.

3.	Cash and Cash Equivalents:

Cash and cash equivalents consist of the following:

	October 31	January 31
	2006	2006
Cash	$264,096	$236,422
Short-term deposits	1,339,234	735,029
	$1,603,330	$971,451

Short-term deposits in the amount of Cdn. $1,496,034 bear interest at 4.0% to 4.06% maturing on November 15 and December 6, 2006. Short-term deposits consist of commercial paper and are available for sale and are stated at fair market value, based on quoted market prices. An unrealized gain of Cdn. $388 has been included in accumulated other comprehensive income.

4.	Investments Available For Sale:

Investments available for sale consist of the following:

	October 31	January 31
	2006	2006
Canadian medium-term fixed income instruments	$1,078,559	$2,064,492
Canadian income trust units and mutual funds	$663,816	$573,949
	$1,742,375	$2,638,441

Canadian medium-term fixed income instruments have maturity dates extending from four months to one year and interest rates ranging from 2.86% to 4.04%. Investments available for sale are stated at fair market value, based on quoted market prices. An unrealized loss of Cdn. $38,935 has been included in accumulated other comprehensive income.

5.	Commitments and Contingencies:

During September 2004, the Company entered into an agreement with a research organization to conduct a pilot clinical study on the use of cellulose sulphate for the treatment of bacterial vaginosis. The Company is committed to make a payment of $20,056 upon the completion of the clinical study, which is expected to occur during the fourth quarter of fiscal year 2007. In March of 2006 the Company entered into an agreement for the monitoring of the clinical trial, and is expecting to make payments in the fourth quarter of fiscal year 2007 in the amount of $31,986.

As part of the Company’s plans for refurbishment of its manufacturing operations, the Company entered into agreements for plant renovations, including facilities for the new spray dryer facility, including related electrical enhancements, in the amount of Cdn. $1,389,894. Payments for these contracts are expected to occur in the fourth quarter of fiscal year 2007 and in the first quarter of fiscal year 2008.

6.	Stock-based Employee Compensation:

The Company maintains an incentive share option plan for management personnel for options to purchase up to an aggregate of 1,000,000 common shares. The Company also issues options to certain consultants for services provided to the Company.

All options granted have terms of five years and vest immediately. At October 31, 2006, the Company had 42,675 options outstanding at exercise prices ranging from $2.50 to $10.01 and a weighted average exercise price of $5.27. The options, which are immediately exercisable and expire on dates between January 31, 2007 and July 31, 2011, entitle the holder of an option to acquire one common share of the Company.

The Company uses the fair value method in accordance with SFAS 123 to account for awards of stock-based employee compensation. During the nine months ended October 31, 2006, 7,500 common share stock options were granted to employees and non-employees of the Company. These options were valued at $35,160 and were charged to general and administrative expense, in accordance with SFAS 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.04%; dividend yield of nil; volatility factor of the expected market price of the Company’s common stock of 0.644, and an expected life of the options of five years. No stock-based employee compensation expense was recorded during the period from February 1, 2005 to October 31, 2005, because there were no options granted during that period.

7.	Promissory Note Receivable:

In 1992, Veterinary Laboratories, Inc. ["Vet Labs"], an indirect subsidiary of the Company, and Sparhawk Laboratories, Inc. ["Sparhawk"] entered into the Vet Labs - Sparhawk Joint Venture [the "Joint Venture"] for the manufacture and sale of veterinary pharmaceutical products. Vet Labs and

Sparhawk each owned 50% of the Joint Venture. The Company controlled the Joint Venture through its control of the Joint Venture Policy Committee and therefore consolidated its assets, liabilities, revenue and expenses in these consolidated financial statements until March 4, 2004. The Company had funded the Joint Venture's losses since 1992 and, accordingly, has recorded 100% of these cumulative losses in the consolidated financial statements.

On January 13, 2004, the Company entered into an Asset Purchase Agreement with Sparhawk. Pursuant to this Asset Purchase Agreement, the Company agreed to sell the finished product veterinary pharmaceutical business, including substantially all of the assets of Vet Labs, to Sparhawk for $5,500,000 in cash. Effective March 4, 2004, this sale was completed. Simultaneously, on March 4, 2004, Chemdex, Inc. ["Chemdex"], a wholly-owned subsidiary of the Company, advanced $350,000 to Sparhawk in exchange for a promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk for no additional consideration. The promissory note was due in full on March 4, 2009. Interest was payable annually on the anniversary date, but could be deferred and added to the principal balance of the promissory note each year at Sparhawk's discretion. At April 30, 2006 interest of $6,482 (2005 - nil) was accrued and reported as interest receivable on the balance sheet. On May 31, 2006, payment in full for principal and interest was received. The warrant expired at the earlier of payment in full of the promissory note or 10 years from date of issue. The warrant became exercisable the day after the fifth anniversary from the date of issue, and therefore expired before it could be exercised. Pursuant to a definitive supply agreement [the "Supply Agreement"] entered into on March 4, 2004, Chemdex agreed to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years. Chemdex also granted to Sparhawk an exclusive license to use the drug master file to manufacture 10% bulk Iron Dextran for veterinary use, and the use of certain equipment during the 10-year period of the Supply Agreement.

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

	Nine Months Ended October 31 2006	Nine Months Ended October 31 2005
Total revenue by significant customer:
Customer A	$975,253	$859,462
Customer B	$586,239	$452,820
Customer C	$539,442	$336,000
Customer D	$429,680	$345,800

	Nine Months Ended October 31 2006	Nine Months Ended October 31 2005
Sales by geographic destination:
Europe	$1,950,368	$1,535,900
Other	$793,738	$415,262
United States	$780,007	$869,561
Canada	$695,786	$367,798
Pacific Rim	$436,682	$469,708
	$4,656,581	$3,658,229

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s fiscal year ends on January 31st of each year.  In this report, fiscal year 2007 refers to the Company’s fiscal year ended January 31, 2007.  The following discussion should be read in conjunction with the October 31, 2006 interim consolidated financial statements and notes thereto included elsewhere in this report. Operating results for the nine months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2006.  The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles.  All amounts are in United States dollars, unless otherwise denoted.

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

Management Objectives for Fiscal 2007.  In fiscal year 2007, management intends to continue to focus on the core products of Dextran Products that have historically been the backbone of the Company. Opportunities to increase distribution chains for existing Dextran products in certain overseas markets, such as India, China and Russia continue to be explored by management. Expanding current market opportunities and the potential for new market penetration has led management to make plant refurbishments and the expansion of production capacity a priority for fiscal year 2007 with respect to the Company’s manufacturing operations located in Toronto. A building permit has been approved and construction of new drying facilities started in the third quarter. It will continue through the fourth quarter and into the next fiscal year with the unit being operational in fiscal 2008.

Research and development of the Company’s human pharmaceutical products is coordinated at Dextran Products.  Ushercell, the Company’s leading human pharmaceutical compound, is a high molecular weight Cellulose Sulphate envisioned for topical vaginal use primarily in the prevention of transmission of AIDS and other sexually transmitted diseases, as well as unplanned pregnancies.  Multiple clinical trials have been completed, and additional trials have commenced or are being actively planned, to evaluate various aspects of the use of Cellulose Sulphate as a contraceptive gel with antiviral capabilities.  The Company is exploring the use of Ushercell as a treatment for Bacterial Vaginosis (BV), the most common vaginal disorder among reproductive-age women.  If effective, BV treatment may present an opportunity for commercial viability of Ushercell in advance of the completion of the much lengthier required testing for its use as an antiviral or contraceptive gel.

Chemdex, Vet Labs and the Joint Venture Business

During approximately one month of the 2005 fiscal year, the Company also engaged in the finished product veterinary pharmaceutical business through its United States subsidiary Chemdex, which, in turn, conducted its operations through its subsidiary, Vet Labs. On December 1, 1992, Vet Labs and Sparhawk Laboratories Inc. entered into a Joint Venture for the purpose of manufacturing and selling veterinary pharmaceutical products. On January 13, 2004, the Company, Chemdex and Vet Labs entered into an Asset Purchase Agreement with Sparhawk pursuant to which the Company agreed to sell its finished product veterinary pharmaceutical business, including substantially all of the assets of Vet Labs and its ownership interest in the Joint Venture, to Sparhawk for $5,500,000 in cash. The sale was completed on March 4, 2004. Simultaneously with the closing, Chemdex advanced $350,000 to Sparhawk in exchange for an unsecured subordinated promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk. The promissory note was payable in full on March 4, 2009. Interest was payable annually, but could be deferred and added to the principal balance of the promissory note each year at Sparhawk’s discretion. At April 30, 2006, interest of $6,482 (2005 - nil) was accrued and reported as interest receivable on the balance sheet. On May 31, 2006, payment in full for principal and interest was received. The warrant expired at the earlier of payment in full of the promissory note or March 4, 2014 and therefore expired before it could be exercised. Chemdex also entered into a supply agreement with Sparhawk to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years.

Results of Operations

	Three Months Ended October 31, 2006	Three Months Ended October 31, 2005	Variance	Nine Months Ended October 31, 2006	Nine Months Ended October 31, 2005	Variance
Net income (loss)	$(147,981)	$(261,451)	43%	$(128,319)	$(825,512)	84%

Earnings (loss) per share	$(0.05)	$(0.09)	—	$(0.04)	$(0.27)	—

The decrease in net loss for the third quarter of fiscal year 2007 ended October 31, 2006 compared to the net loss for the second quarter in fiscal year 2006 is due primarily to the increase in sales and gross margins, and the decrease in expenses in the quarter. The decrease in year to date net loss for fiscal year 2007 as compared to the year to date net loss for fiscal 2006 is a result of increased sales and gross margins, the decrease in expenses, and recognition of the deferred gain on the promissory note related to the sale of the veterinary products assets to Sparhawk (Note 7.).

	Three Months Ended October 31, 2006	Three Months Ended October 31, 2005	Variance	Nine Months Ended October 31, 2006	Nine Months Ended October 31, 2005	Variance
Sales	$1,366,190	$1,062,075	29%	$4,656,581	$3,658,229	27%

The sales increase in the third quarter and year to date of fiscal year 2007 was attributable to pricing increases and increased demand from existing customers. The sales decrease in the third quarter of fiscal year 2006 from $1,205,859 in fiscal year 2005 was due to pricing, the timing of shipments, and the extended plant maintenance shutdown.

	Three Months Ended October 31, 2006	Three Months Ended October 31, 2005	Variance	Nine Months Ended October 31, 2006	Nine Months Ended October 31, 2005	Variance
Gross profit	$208,536	$72,800	186%	$759,971	$322,143	136%

Percentage of sales	15.3%	6.9%		16.3%	8.8%

The third quarter and year to date of fiscal year 2007 increase in gross profit is a result of the increase in sales due to price increases and customer demand noted above, combined with ongoing control of direct costs by management.  The decrease in gross profit percentage during the third quarter and year to date of fiscal year 2006 from $99,960 and $1,224,989 for the three months and year to date respectively in fiscal year 2005 was a result of lower sales volumes, increased costs of raw materials, and the rise of the Canadian dollar relative to the United States dollar. In addition, significant equipment repair costs were incurred during the third quarter of fiscal year 2006 due to the extended plant maintenance shutdown.

	Three Months Ended October 31, 2006	Three Months Ended October 31, 2005	Variance	Nine Months Ended October 31, 2006	Nine Months Ended October 31, 2005	Variance
Selling, promotion, general and administrative expenses	$326,251	$359,315	(9)%	$1,072,262	$1,174,949	(9)%

The decrease during the third quarter of fiscal year 2007 in selling, promotion, general and administrative expenses is primarily due to a reduction in regulatory and reporting costs, including the elimination of last year’s costs related to repatriation. These decreases were partially offset by increased promotion costs associated with the Frost & Sullivan North American Microbicidal Technologie Product of the Year award, and management promotional activities involving overseas customers and suppliers. The decrease during the year to date of fiscal year 2007 is also due to the death benefit accrual payable to the estate of the former vice-chairman of the Company established in the first quarter of fiscal 2006.

Research and development	Three Months Ended October 31, 2006	Three Months Ended October 31, 2005	Variance	Nine Months Ended October 31, 2006	Nine Months Ended October 31, 2005	Variance
Research and development expenditures	$35,515	$89,955	(61)%	$201,700	$148,858	35%

The increase in research and development expenses during the year to date of fiscal year 2007 is a result of significant legal expenditures related to various patent applications worldwide and continued work on the cellulose sulphate project, including consulting fees and further costs of a pilot clinical study on the use of cellulose sulphate for the treatment of bacterial vaginosis. Both of these costs decreased in the third quarter of fiscal year 2007 compared to the third quarter of fiscal year 2006.

The clinical study mentioned above is related to an alternate use of cellulose sulphate and is therefore outside the scope of funding provided by the Company’s research and development partners for the investigation of this product as a contraceptive gel with antiviral properties. Expenses for this clinical study are expected to decrease during the remainder of fiscal year 2007. It is likely that further clinical studies or expenses will be incurred in fiscal year 2008.

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

	Three Months Ended October 31, 2006	Three Months Ended October 31, 2005	Variance	Nine Months Ended October 31, 2006	Nine Months Ended October 31, 2005	Variance
Depreciation and amortization expense	$138,083	$139,220	(1)%	$432,863	$401,980	8%

Depreciation and amortization was consistent for the third quarter of fiscal year 2007 compared with the third quarter of fiscal year 2006. The increase in expense in the year to date of fiscal year 2007 is primarily attributable to the increase in the value of the Canadian dollar as compared to the United States dollar.

	Three Months Ended October 31, 2006	Three Months Ended October 31, 2005	Variance	Nine Months Ended October 31, 2006	Nine Months Ended October 31, 2005	Variance
Interest expense	$23,668	$20,891	13%	$67,556	$60,808	11%

The increase in interest expense in the third quarter and year to date of fiscal year 2007 is primarily attributable to the interest on the capital equipment loan obtained in May 2006, as well as the rise in value of the Canadian dollar relative to the United States dollar. This is partially offset by the decrease in other long-term debt and capital lease obligations.

	Three Months Ended October 31, 2006	Three Months Ended October 31, 2005	Variance	Nine Months Ended October 31, 2006	Nine Months Ended October 31, 2005	Variance
Foreign exchange loss (gain)	$176	$(5,576)	103%	$(8,071)	$(15,366)	(47)%

A small foreign exchange loss was realized at Dextran Products during the third quarter of fiscal year 2007 because the value of the Canadian dollar did not fluctuate significantly compared to the United States dollar during the period, while the year to date gain reflects the increase in the Canadian dollar in the first two quarters of fiscal 2006. In addition, as at October 31, 2006 the Company had a net asset exposure to the United States dollar because its United States dollar denominated accounts receivable exceeded its inter-company payables denominated in United States dollars.

	Three Months Ended October 31, 2006	Three Months Ended October 31, 2005	Variance	Nine months Ended October 31, 2006	Nine Months Ended October 31, 2005	Variance
Other income	$39,438	$20,907	89%	$482,670	$60,553	697%

The increase in other income in the third quarter of fiscal year 2007 is primarily related to the timing of investment gains. The significant increase in the year to date for fiscal year 2007 is due to recognition of the deferred gain on the promissory note from Sparhawk (Note 7.) in the first quarter of fiscal year 2007.

	Three Months Ended October 31, 2006	Three Months Ended October 31, 2005	Variance	Nine Months Ended October 31, 2006	Nine Months Ended October 31, 2005	Variance
Provision for (recovery of) income taxes	—	$(122,294)	100%	—	$(193,660)	100%

The tax provision of nil for the third quarter and year to date of fiscal year 2007 resulted from the carryforward of unused tax losses, and tax credits arising from unused research and development expenditures. The Canadian operations continue to have significant research and development tax pools to offset current taxes payable.

The decrease in tax provision for the third quarter and year to date of fiscal year 2006 is a result of a decrease in taxable income. Dextran Products suffered tax losses during the first, second and third quarters of fiscal year 2006 resulting in a tax recovery.

Liquidity and Capital Resources

As of October 31, 2006, the Company had cash and cash equivalents of $1,603,330, compared to cash and cash equivalents of $971,451 at January 31, 2006.  In the third quarter of fiscal year 2007, the Company expended cash of $154,771 in its operating activities, compared to expending $251,032 for the third quarter of fiscal year 2006. The decrease in cash expended from operations during the nine months ended October 31, 2006 of fiscal 2007 as compared to the same period of fiscal 2006 is primarily due to the increased sales and gross margins and the collection of the deferred gain from Sparhawk (Note 7.) that occurred during this period. The use of cash for the nine months ended October 31, 2005 was primarily due to the loss for the period, partially offset by reductions in trade receivables, inventory and trade payables. Although significant cash was utilized for investing activities related to new equipment, cash was also generated in the second quarter of fiscal 2007 through new long term bank financing. In addition, cash equivalents benefited from the significant decline in investments available for sale. Depreciation and amortization continue to be large non-cash expenses of the Company.

The Company had $3,289,966 of working capital and a current ratio of 3.9 to 1 as of October 31, 2006, compared to $2,190,321 and 2.8 to 1 as of January 31, 2006.

Management expects the primary source of its future capital needs to be a combination of company earnings, existing cash reserves and borrowings.  The Company believes that, based upon the current levels of revenues and spending, its existing working capital resources will be sufficient to support continuing operations for the foreseeable future.

At October 31, 2006, the Company had accounts receivable of $919,017 and inventory of $1,814,746, compared to $744,720 and $1,549,544 respectively, at January 31, 2006 and $726,361 and $1,360,019 respectively, at October 31, 2005.  The decrease in accounts receivable during the nine months ended October 31, 2006 is due to the timing of payments during the period. Accounts receivable and inventory levels at October 31, 2005 were lower due to decreased sales for the third quarter.

At October 31, 2006, the Company had accounts payable of $595,171 compared to $574,270 at January 31, 2006 and $511,421 at October 31, 2005.  The increase in accounts payable was due to timing of supplier payments.

During the third quarter of fiscal year 2007, capital expenditures were $192,168 as compared to $182,398 in the third quarter of fiscal year 2006.  The majority of capital expenditures were for production equipment at the Dextran Products plant in Toronto during the year to date of fiscal 2007. Management intends to continue its plant refurbishment and expansion plans during the remainder of fiscal year 2007, and expects capital expenditures to increase during this period. In October 2006, the Company signed agreements totaling Cdn $1,389,894 for plant refurbishments including new spray dryer facilities.

The change in accumulated other comprehensive income of the Company is primarily attributable to the currency translation adjustment of Dextran Products.  Dextran Products’ functional currency is the Canadian dollar.  This currency translation adjustment arises from the translation of Dextran Products’ financial statements to U.S. dollars.

Dextran Products has a Cdn. $1,250,000 (U.S. $1,113,000) line of credit, of which none was utilized at October 31, 2006 and at January 31, 2006. This line of credit bears interest at the Canadian banks’ prime lending rate plus 0.50% (October 31, 2006 - 6.00%; January 31, 2006 - 5.25%).  Bank indebtedness is collateralized by a general security agreement over the Company’s assets and a collateral mortgage of Cdn. $500,000 on the Dextran Products building in Toronto. This line of credit is used periodically by the Company to cover temporary short-term Canadian dollar cash needs. For these short-term cash needs, the interest expense on the credit line is typically less than the transaction costs incurred in selling short-term investments.

The increase in long term debt during the year to date of fiscal year 2007 is due to Dextran Products obtaining a long-term loan of Cdn. $500,000 (U.S. $445,196) for the purchase of capital equipment related to the planned plant refurbishments.

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

Related Party Transactions

In August 1997, the Company loaned the late Thomas C. Usher, its Vice-Chairman, Director of Research and Development, a member of its Board of Directors and the beneficial owner of greater than 5% of the outstanding common shares of the Company, $691,500 at an interest rate equal to the prime rate of Toronto Dominion Bank plus 1.50% (the “Loan”).  The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher.  Repayment of the Loan is accomplished by periodic payments and through offsets by the Company against royalty payments due Thomas C. Usher pursuant to intellectual property license agreements. The amount outstanding under the Loan as of October 31, 2006 was $317,414 as compared to $323,972 at January 31, 2006, including accrued interest.  The Company has taken a cumulative provision of $315,702 against accrued interest on the Loan at October 31, 2006, compared to a cumulative provision of $292,860 at January 31, 2006.

In August 1999, Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the “Receivables”) due to the Company from Novadex Corp.  The Receivables have no specific repayment terms.  The total outstanding amount of the Receivables as of October 31, 2006 and January 31, 2006 was $207,599.  Thomas C. Usher also owed $250,000 to a subsidiary of the Company, Novadex International Limited, as of October 31, 2006, pursuant to a non-interest bearing loan with no specific repayment terms.  The outstanding amount of this loan has not changed from January 31, 2006. The amounts continue to remain owing from the estate of Thomas C. Usher.

As of October 31, 2006, Thomas C. Usher, now through his estate, had pledged 304,909 common shares of the Company as security for these amounts owing to the Company.  These common shares had a market value of $2,394,115 at October 31, 2006, based on the closing price of the Company’s common shares on the NASDAQ Capital Market on October 31, 2006. The Company intends to continue to hold the pledged assets as collateral until the amounts owing discussed above are repaid.

The Company had a commitment to pay an amount equal to one year’s salary, $110,000, to Thomas C. Usher’s estate. The amount owing on this commitment as at October 31, 2006 was $46,046.

The Company also has an outstanding loan payable to Ruth Usher, a former director and the widow of Thomas C. Usher. The amount due from the Company pursuant to this loan increased to $678,660 at October 31, 2006 from $675,919 at January 31, 2006 due to interest charges exceeding monthly payments by the Company.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

As of October 31 2006, future minimum cash payments due under contractual obligations, including, among others, the Dextran Products line of credit, the long-term capital equipment bank loan, the loan payable to Ruth Usher, the long-term debt obligation in connection with the Chemdex redemption, research and development agreements and capital lease agreements, are as follows:

Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	$1,229,407	$139,952	$279,888	$276,120	$533,447
Capital lease obligations (2)	46,398	35,162	11,236	—	—
Operating Lease obligations (3)	4,014	573	1,147	1,147	1,147
Purchase obligations (4)	1,289,593	1,289,593	—	—	—
Revolving loans (5)	—	—	—	—	—
Total	$2,569,412	$1,465,280	$292,271	$277,267	$534,594

1.	Consists of:

(a)	Note payable in quarterly payments of Cdn. $419 (US $342), bearing interest at 10.43% and maturing December 2009; and

(b)	Amounts due to shareholder which bear interest at the U.S. bank prime lending rate plus 1.5%, with required minimum monthly payments, including interest, of $5,000; and

(c)	Equipment purchase term loan of Cdn. $485,348 (US $432,150) repayable to a Canadian bank in monthly payments of Cdn. $5,792 including interest at 6.95%, maturing May 2011.

2.	Consists of capital lease obligations for:

(a)	Production equipment of Cdn. $28,920 (US $25,750) repayable in monthly installments, bearing interest at 9% and maturing November 2006;

(b)	Production equipment of Cdn. $3,360 (US $2,992) repayable in monthly installments, bearing interest at 7.59% and maturing November 2006; and

(d)	Office equipment of Cdn. $19,829 (US $17,656) repayable in quarterly installments, bearing interest at 10.43% and maturing December 2009.

3.	Consists of operating lease obligations for office equipment requiring quarterly payments of Cdn. $161 (US $143).

4.	Consists of:

(a)	Purchase obligations of $52,042 for research and development services payable as specified milestones are achieved.

(b)	Purchase obligation of $1,237,551 for construction of the spray dryer facility as part of the plant refurbishment project.

5.	Consists of Canadian operating line of credit bearing interest at the Canadian banks’ prime lending rate plus 0.50%, repayable upon demand.

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

On January 13, 2004, the Company, Chemdex and Vet Labs entered into an Asset Purchase Agreement with Sparhawk. Pursuant to the Asset Purchase Agreement, the Company agreed to sell substantially all of the assets of Vet Labs, including its interest in the Joint Venture, to Sparhawk for $5,500,000 in cash. Effective March 4, 2004, this sale was completed, and a gain of $1,859,471 was recognized. Simultaneously with the closing, Chemdex advanced $350,000 to Sparhawk in exchange for an unsecured subordinated promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk. The promissory note was payable in full on March 4, 2009. On May 31, 2006, payment in full for principal and interest was received. Interest was payable annually, but could be deferred and added to the principal balance of the promissory note each year at Sparhawk’s discretion. The warrant expired at the earlier of payment in full of the promissory note or March 4, 2014 and therefore expired before it could be exercised. Chemdex also entered into a supply agreement with Sparhawk to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years. In connection with the sale, the litigation involving the Joint Venture, Sparhawk Laboratories, Inc. v. Veterinary Laboratories, Inc., et al, Case No. 02CV07426, County of Johnson, State of Kansas, was settled, and a Motion of Approval of Settlement and Stipulation of Dismissal with Prejudice was filed with the Court on March 4, 2004.

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

While the majority of the sales of Dextran Products, the Company’s Canadian operation, are denominated in United States dollars, the majority of its expenses are incurred in Canadian dollars. The majority of the assets and liabilities of Dextran Products are denominated in Canadian dollars prior to the currency translation adjustment necessary for preparation of the consolidated financial statements of the Company contained in this report. When the Canadian dollar rises in value relative to the United States dollar, the carrying value of the assets and liabilities of Dextran Products as stated in United States dollars increases. A rise in the Canadian dollar relative to the United States dollar also results in a decrease in gross margins and net income of Dextran Products. Dextran Products also experiences a foreign exchange loss when the Canadian dollar rises in relation to the United States dollar because as at October 31, 2006 it has a net asset exposure to the United States dollar resulting its large United States dollar denominated trade receivables. Similarly, a decline in the Canadian dollar relative to the United States dollar results in a foreign exchange gain and increased gross margins and net income at Dextran Products.

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

	Expected Maturity Date
	1/31/07	1/31/08	1/31/09	1/31/10	1/31/11	Thereafter	Total	Fair Value
	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn)	1,376,577	—	—	—	—	—	1,376,577	1,052,399
Average interest rate	3.90%	—	—	—	—	—	3.90%
Marketable securities:
Fixed rate ($Cdn)	1,204,845	—	—	—	—	—	1,204,845	1,336,513
Average interest rate	3.42%	—	—	—	—	—	3.42%
Liabilities:
Long-term debt:
Fixed rate ($Cdn)	192,898	39,495	45,487	42,930	47,219	275,162	643,193	634,492
Average interest rate	8.81%	7.48%	7.69%	7.31%	7.39	6.95	7.61%

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

	Expected Maturity Date
	1/31/07	1/31/08	1/31/09	1/31/10	1/31/11	Thereafter	Total	Fair Value
	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn)	1,376,577	—	—	—	—	—	1,376,577	1,052,399
Average interest rate	3.90%	—	—	—	—	—	3.90%
Marketable securities:
Fixed rate ($Cdn)	1,204,845	—	—	—	—	—	1,204,845	1,336,513
Average interest rate	3.42%	—	—	—	—	—	3.42%
Notes receivable:
Variable rate ($US)	57,452	63,054	69,201	75,948	73,236	—	338,892	338,892
Average interest rate	9.75%	9.75%	9.75%	9.75%	9.75%	—	9.75%
Liabilities:
Long-term debt:
Fixed rate ($Cdn)	192,898	39,495	45,487	42,930	47,219	275,162	643,193	634,492
Average interest rate	8.81%	7.48%	7.69%	7.31%	7.39%	6.95%	7.61%
Variable rate ($US)	60,000	60,000	60,000	60,000	60,000	711,622	1,011,623	1,011,623
Average interest rate	9.25%	9.25%	9.25%	9.25%	9.25%	9.25	9.25%

Item 4. Controls and Procedures.

The Company completed an evaluation as of the end of the period covered by this report under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis of material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic Securities and Exchange Commission filings.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred in the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any pending legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in the Company’s 10-K for the fiscal year ended January 31, 2006 and the Company's 10-Q for the quarter ended July 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The 2006 Annual General Meeting of the Members was held on July 7, 2006.

(c)
No matters were voted upon at the 2006 Annual Meeting of the Members other than (i) the election of Mr. George G. Usher as a director of the Company to hold office for a three-year term expiring at the Annual General Meeting of the Members held in 2009 or until successors are duly elected and qualified, and (ii) the ratification of the appointment of Schwartz Levitsky Feldman LLP as the independent registered accounting firm of the Company. The tabulation of votes in person or by proxy at the Annual Meeting with respect to such matters are as follows:

Proposal 1 - Election of George G. Usher:

Class	Votes For	Votes Against	Abstentions and Non-Votes
Common Shares Class B	2,390,698	119,449	548,749
Preferred Shares	1,798,800(1)	—	—

(1)	Class B Preferred Shares are entitled to two (2) votes per share.

Proposal 2 - Ratification of Independent Registered Accounting Firm:

Class	Votes For	Votes Against	Abstentions and Non-Votes
Common Shares Class B	2,393,558	112,104	553,234
Preferred Shares	1,798,800(1)	—	—

(1)	Class B Preferred Shares are entitled to two (2) votes per share.

(d)	Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1	Memorandum of Association of Polydex Pharmaceuticals Limited, as amended to date (filed as Exhibit 3.1 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)

3.2
Articles of Association of Polydex Pharmaceuticals Limited, as amended to date (filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q filed September 13, 1999, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 14, 2006

POLYDEX PHARMACEUTICALS LIMITED
(Registrant)

By:  /s/ George G. Usher

George G. Usher, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:  /s/ John A. Luce

John A. Luce, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002