Form 10-K
period 2007-01-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2007-04-30
CIK 317158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-8366

POLYDEX PHARMACEUTICALS LIMITED
(Exact name of Registrant as specified in its charter)

Commonwealth of the Bahamas	None
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification Number)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Act.

Large Accelerated ☐ FilerAccelerated ☐ FilerNon-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s voting common shares held by non-affiliates of the Registrant, based upon the $3.00 per share closing price of the Registrant’s common shares on January 31, 2007 was approximately $7,107,648. For purposes of this calculation, the Registrant’s directors, executive officers and holders of more than 10% of the Registrant’s common shares have been assumed to be affiliates.

The number of common shares of the Registrant outstanding as of April 27, 2007, was 3,072,846.

Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement for the Registrant’s 2007 Annual Meeting of Members, scheduled to be held on July 6, 2007, are incorporated by reference into Part III of this Report.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to statements regarding the Company’s future growth, results of operations, liquidity and capital resources, expectations of regulatory approvals and the commencement of sales of products. The Company has tried to identify such forward-looking statements by use of words such as “believes,” “anticipates,” “intends,” “plans,” “will,” “should,” “expects” and similar expressions, but these words are not the exclusive means of identifying such statements. The Company cautions that these and similar statements in this Annual Report on Form 10-K and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by various risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, without limitation, changing market conditions, the progress of clinical trials and the results obtained, the establishment of new corporate alliances, the impact of competitive products and pricing, and the timely development, regulatory approval and market acceptance of the Company’s products, as well as the other risks discussed herein, none of which can be assured. The forward-looking statements contained herein speak only as to the date of this report. Except as otherwise required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report on Form 10-K, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

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

The Company conducts its business operations through its two subsidiaries. The manufacture and sale of Dextran and derivative products is conducted through Dextran Products Limited, incorporated in Canada in 1966 (“Dextran Products”), and Chemdex Inc (“Chemdex”) which is incorporated in the state of Kansas, United States.

Products and Sales

Iron Dextran

Iron Dextran is a derivative of Dextran produced by complexing iron with Dextran. Iron Dextran is injected into most pigs at birth as a treatment for anemia. The Company sells Iron Dextran to independent distributors and wholesalers primarily in Europe, the United States and Canada, with less significant sales in Pacific Rim countries. Chemdex, Inc. has United States FDA approval for the manufacture and sale of Iron Dextran for veterinary use. On March 4, 2004, Sparhawk Laboratories Inc. (“Sparhawk”) and Chemdex entered into an exclusive Supply Agreement under which Sparhawk agreed to purchase 100% of its product needs for bulk Iron Dextran solution from Chemdex for a period of 10 years, and Chemdex agreed to sell such products in the United States exclusively to Sparhawk, subject to minimum purchase requirements.

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

During fiscal year 2001, a patent bearing U.S. patent number 6,063,773 was issued to the Company and co-inventors entitled “Cellulose Sulphate for use as Antimicrobial and Contraceptive Agent”. Various clinical trials with respect to the safety and efficacy of this product have been completed or are in process, and further trials are planned by the Company.

During fiscal year 2006, a patent bearing European Patent No. 1296691 entitled “Cellulose Sulfate and Other Sulfated Polysaccharides to Prevent and Treat Papilloma Virus and Other Infections” was issued. This patent is effective in the following countries: France, Germany, United Kingdom, Austria, Belgium, Switzerland, Denmark, Spain, Finland, Greece, Ireland, Italy, Netherlands, Portugal, Sweden, Turkey and Hong Kong. This patent is directed to treating, inhibiting and preventing papilloma virus infections using sulfated polysaccharides.

Cystic Fibrosis

The Company is a party to a Research Agreement with the University of British Columbia, and a number of Canadian hospitals. Under the terms of this Research Agreement, the Company agreed to provide equipment and funding for continuing research on a low molecular weight dextran, initially studied for a cystic fibrosis treatment, in exchange for an exclusive worldwide license to manufacture, distribute and sell any products developed from the research. Two patents with respect to research products were issued by the United States in 1996. U.S. patent number 5,441,938 is held jointly by the University of British Columbia and the Company, and U.S. patent number 5,514,665 is held by the University of British Columbia and licensed to the Company. Rights to the low molecular weight dextran, were licensed to BCY LifeSciences, Inc. of Canada in 1999. Under this license agreement, BCY LifeSciences will pay a royalty to both the Company and the University of British Columbia based on sales and sublicensing revenue in return for the exclusive right to sublicense, manufacture, distribute and sell developed products. In February 2005, BCY LifeSciences sublicensed the low molecular weight dextran to ALIGN Pharmaceuticals, a private United States based company.

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

The Company is dependent upon a single source for a certain raw material used in the production of Dextran Sulphate. Such supply was adequate in fiscal year 2007, and no shortages are anticipated in the near term. However, any curtailment in availability of such raw material could be accompanied by production or other delays as well as increased raw material costs, with consequent adverse effect on the Company’s results of operations. The Company has no long-term contracts with any of its suppliers.

Order Book and Seasonality

The Company’s order book as at January 31, 2007 was consistent with the orders on hand for January 31, 2006. All of these orders are expected to be filled within the current fiscal year. The Company’s bulk pharmaceutical intermediate business has become less seasonal with the sale of the Vet Labs business in Kansas City to Sparhawk in March 2004. The bulk product sold by Dextran Products is primarily targeted to the swine industry where modern animal husbandry techniques maintain most animals indoors. Certain producers in less developed countries may raise animals outdoors thereby reducing the amount of product required but such markets are small and decreasing in size as they modernize. Therefore the Company does not believe that such seasonality is material to its financial results as a whole. The Company’s sale of Dextran Sulphate is not subject to seasonality.

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

Employees

As of March 31, 2007, the Company employed 24 employees, of whom 15 were engaged in production, 6 in quality control, 2 in administration and 1 in marketing and sales activities. None of the Company’s employees is covered by collective bargaining agreements. Management considers its relations with employees to be good.

Research and Development

During the fiscal years ended January 31, 2007, 2006 and 2005, the Company expended $214,865, $215,482 and $127,847 respectively, on research and development, primarily relating to the development of Cellulose Sulphate. Research and development expenditures are a result of additional product development activities performed by the Company and funded outside of its partnership relationships. During the fiscal years ended January 31, 2006 and 2005, the Company recognized investment tax credit benefits of $9,681 and $13,105 respectively.

Cellulose Sulphate (Ushercell)

Ushercell, is a high molecular weight Cellulose Sulphate envisioned for topical vaginal use primarily in the prevention and transmission of AIDS and other sexually transmitted diseases, as well as unplanned pregnancies.

Up to January 31, 2007, research and development with respect to the Company’s Cellulose Sulphate product was being conducted with the assistance and financial support of CONRAD, formerly known as the Contraceptive Research and Development Program, with funding from various private and public sector sources. CONRAD provided direct financial assistance in support of, and/or actually conducted specific research studies involving the Cellulose Sulphate product in conjunction with various public health-oriented entities, such as Family Health International, USAID (The United States Agency for International Development), the World Health Organization, the Centers for Disease Control and the HIV Prevention Trials Network, and many other universities, research centers and philanthropic organizations.

During fiscal year 2007 several clinical trials were conducted, ongoing and commenced.

In particular:

•
A study to determine the effectiveness of Cellulose Sulphate gel as a treatment for Bacterial Vaginosis, a common disorder among reproductive-age women, was undertaken at the University of Campinas, in San Paolo, Brazil. The trial is complete and a report on findings is expected in fiscal 2008.

•
Two Phase III clinical trials to assess the effect of Ushercell on vaginal HIV acquisition were started in six clinical trial sites located in India and Africa. These trials were being conducted by CONRAD, in collaboration with Family Health International with financial support from USAID and the Bill and Melinda Gates Foundation. The Phase III trials had staggered commencement dates in October 2004 and May 2005. On January 31, 2007, the Independent Review Board in conjunction with CONRAD, WHO, FHI and Polydex announced the halting of the trials due to a possible higher than expected incidence of HIV. An investigation is now underway to determine the cause, with a report due towards the end of fiscal year 2008.

Cystic Fibrosis

Cystic fibrosis is a genetic disease, which causes a cascade of effects, the most severe being a build up of mucus in the lungs. This mucus is difficult to remove and also permits the colonization of bacteria, which then cause secondary infections and often death. Research relating to cystic fibrosis has shown that a special form of Dextran, named by the Company as Usherdex 4, is effective in preventing the colonization of bacteria in the mouth and in stimulating the macrophages in the lungs to remove the bacteria present and lessen secondary infections.

As noted above, in 1999, the Company’s cystic fibrosis product was licensed to BCY LifeSciences. In November 2003 BCY LifeSciences announced its completion of the analysis of a Phase II clinical trial of the product designed to assess the efficacy and safety of the product on pulmonary function in adult cystic fibrosis patients. The results indicated that the product (known as DCF 987) was well tolerated and may have shown positive trends in the improvement of FEV1 (forced expiratory volume in one second), a measure of lung function, and the reduction of Pseudomonas aeruginosa bacterial load in patient sputum. BCY LifeSciences was also granted a patent entitled “Use of Dextran and Other Polysaccharides to Improve Mucus Clearance” by the European Patent Office. The Company will receive royalty payments based upon sales and other revenues upon approval of any developed product pursuant to its license agreement with BCY LifeSciences. In February of 2005, BCY LifeSciences entered into a development agreement with Align Pharmaceuticals to fund ongoing studies on the compound.

Segmented Information

The information regarding the geographic distribution of revenue and revenue by significant customer is set forth in Note 16 to the Company’s Consolidated Financial Statements for the fiscal year ended January 31, 2007 under Item 8 Financial Statements and Supplementary Data.

ITEM 1A. RISK FACTORS

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

•
that the Company will not be able to enter into human clinical trials because of scientific, governmental or financial reasons, or that it will encounter problems in clinical trials that will cause a delay or suspension of the development of the product candidate as, for example, recently occurred when the Independent Review Board and CONRAD suspended two Phase III clinical trials of Ushercell pending an investigation;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

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

During fiscal year 2007, management determined that expansion of the Company’s facility and modernization of its powder-producing equipment in Toronto should both increase production capacity and also improve quality for a significant portion of the Company’s powdered products. The Company therefore embarked upon a major plant refurbishment project that included the purchase and installation of more modern drying equipment with increased throughput. Engineers prepared drawings and permits were issued, allowing construction of a new drying facility to begin in the fourth quarter of fiscal year 2007. The actual drying equipment is now being installed and construction is expected to be completed in the second quarter of fiscal year 2008. It is expected that improved quality of the finished product will result in new markets becoming available.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the Company’s fourth fiscal quarter ended January 31, 2007.

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

The reported high and low closing prices of the Company’s common shares as reported on the NASDAQ Capital Market for each full quarterly period within the two most recent fiscal years of the Company were as follows:

Fiscal Year 2007 fiscal quarter ended:	High	Low
April 30, 2006	$10.43	7.03
July 31, 2006	10.50	8.55
October 31, 2006	9.30	6.81
January 31, 2007	8.00	2.61

Fiscal Year 2006 fiscal quarter ended:	High	Low
April 30, 2005	$7.25	4.26
July 31, 2005	6.05	4.25
October 31, 2005	5.94	4.38
January 31, 2006	9.45	5.50

The quotations set out above represent the prices for the specific dates between dealers and do not include retail mark-up, markdown or commission. They do not represent actual transactions.

As of April 27, 2007 there were approximately 346 holders of record of the Company’s common shares.

The Company has paid no dividends in the past and does not consider likely the payment of any dividends in the foreseeable future.

The Company did not sell any unregistered common shares during its 2007 fiscal year and does not currently have a plan to repurchase any of its common shares.

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

	Fiscal year ended January 31,
	2007	2006	2005	2004	2003
Sales from continuing operations	6,499,287	5,265,209	6,372,359	14,092,189	12,786,343
Net income (loss) from continuing operations	(260,623)	(1,489,053)	1,139,911	(5,999)	(673,741)
Net income (loss) per common share	(0.09)	(0.49)	0.38	—	(0.22)
Total assets	10,127,298	9,910,445	10,811,873	10,510,513	9,712,574
Long-term borrowings	1,058,835	691,178	833,631	1,013,701	1,188,603

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s fiscal year ends on January 31stof each year. In this report, fiscal year 2007 refers to the Company’s fiscal year ended January 31, 2007. The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles. All amounts are in United States dollars, unless otherwise denoted. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For a discussion of risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in, or implied by the forward-looking statements, see the discussion of Risk Factors above and “Cautionary Note Regarding Forward-Looking Statements” above.

Overview

The Company is engaged in the research, development, manufacture and marketing of biotechnology-based products for the human pharmaceutical market, and also manufactures bulk pharmaceutical intermediates for the worldwide veterinary pharmaceutical industry. The Company conducts its business operations through its subsidiaries: Dextran Products and Chemdex.

Dextran Products Business

The manufacture and sale of bulk quantities of Dextran and derivative products for sale to large pharmaceutical companies throughout the world is conducted through a Canadian subsidiary, Dextran Products.

In fiscal year 2008, management intends to continue its focus on the core business of Dextran Products that have historically been the backbone of the Company. Opportunities to increase distribution chains for existing Dextran products in certain overseas markets, such as India, China and Russia, are being explored by management. New customers have also been identified in Europe. Expanding current market opportunities and the potential for new market penetration has led management to make plant refurbishments and the expansion of production capacity a priority for fiscal year 2008 with respect to Dextran Products operations. The first step has been installation of new drying equipment to produce increased quantities of higher quality product. These products have traditionally generated higher margins.

Research and development of the Company’s human pharmaceutical products is also coordinated at the Dextran Products facility.

Ushercell, is a high molecular weight Cellulose Sulphate that was envisioned for topical vaginal use primarily in the prevention of unplanned pregnancies, as well as the transmission of AIDS and other sexually transmitted diseases. On January 31, 2007, the Company announced that trials, originally intended to evaluate various aspects of the use of Cellulose Sulphate as a contraceptive gel with antiviral capabilities, were being halted due to a possible increase in transmission of HIV. Announcements were prepared and distributed in conjunction with CONRAD and other agencies which were involved with the trials. A full investigation is now underway as to the potential cause and to determine exactly what occurred. The final report is expected towards the end of fiscal year 2008. Until the report is available, it is impossible to plan future developments of this product for any of the indications that have been identified to date. The Company never received any financial gain from this project, and as a result, there is no immediate or direct effect on sales or revenues.

Chemdex, Vet Labs and the Joint Venture Business

During approximately one month of the 2005 fiscal year, the Company also engaged in the finished product veterinary pharmaceutical business through its United States subsidiary Chemdex, which, in turn, conducted its operations through its subsidiary, Vet Labs. On December 1, 1992, Vet Labs and Sparhawk Laboratories Inc. entered into a Joint Venture for the purpose of manufacturing and selling veterinary pharmaceutical products. On January 13, 2004, the Company, Chemdex and Vet Labs entered into an Asset Purchase Agreement with Sparhawk pursuant to which the Company agreed to sell its finished product veterinary pharmaceutical business, including substantially all of the assets of Vet Labs and its ownership interest in the Joint Venture, to Sparhawk for $5,500,000 in cash. The sale was completed on March 4, 2004. Simultaneously with the closing, Chemdex advanced $350,000 to Sparhawk in exchange for an unsecured subordinated promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk. The promissory note was payable in full on March 4, 2009. Interest was payable annually, but could be deferred and added to the principal balance of the promissory note each year at Sparhawk’s discretion. On May 31, 2006, payment in full for principal and interest was received. The warrant expired at the earlier of payment in full of the promissory note or March 4, 2014, and therefore expired before it could be exercised. Chemdex also entered into a supply agreement with Sparhawk to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years.

Management considered the finished goods veterinary pharmaceuticals industry to be a highly competitive, mature industry, and believed that meaningful growth in this industry would require significant investment in new product development. The Company’s investment in this industry through the Joint Venture required the sharing of profits with its partner. Management believed that the Company could expect to obtain a higher return on investment by focusing on its current Dextran Products business and on human pharmaceutical research and development projects. The sale of this business segment resulted in a significant reduction in consolidated sales and gross profits during fiscal year 2006.

Results of Operations

Fiscal Year ended January 31, 2007 compared to Fiscal Year ended January 31, 2006 compared to Fiscal Year ended January 31, 2005

				Fiscal Years
	FY 2007	FY 2006	FY 2005	07 v 06	06 v 05
				(% increase (decrease)
Net income (loss) before taxes	$(375,818)	$(1,308,296)	$1,706,777	71%	(177)%
Net income (loss)	(260,623)	(1,489,053)	1,139,911	83%	(231)%
Earnings (loss) per share	(0.09)	(0.49)	0.38

The improvement in net loss for the fiscal year 2007 as compared to fiscal year 2006 is due to several factors, including the increase in sales and gross margins, the decrease in expenses, and the recognition of the deferred gain on the promissory note related to the sale of the veterinary products assets to Sparhawk (Note 12). These gains were partially offset by the poor margins in the fourth quarter of fiscal 2007, and the continued increase in value of the Canadian dollar relative to the United States dollar, which negatively affected gross margins at Dextran Products, because the majority of its revenue is denominated in United States dollars while the majority of its cost of sales is denominated in Canadian dollars. Therefore, when the value of the Canadian dollar increases in relation to the United States dollar, margins decrease.

The fiscal year 2006 net loss is primarily due to the decrease in gross margin at Dextran Products, which was primarily a result of the continued increase in value of the Canadian dollar relative to the United States dollar, as well as increased research and development costs.

The United States dollar continued to decline in value relative to the Canadian dollar during fiscal year 2007. Exchange rate fluctuations resulted in a 4% decrease in margins at Dextran Products in fiscal year 2007 compared to the previous fiscal year (6% decrease in fiscal year 2006 compared to fiscal 2005).

				Fiscal Years
	FY 2007	FY 2006	FY 2005	07 v 06	06 v 05
				(% increase (decrease))
Sales	$6,499,287	$5,265,209	$6,372,359	23%	(17)%

Sales increased in fiscal year 2007 primarily as a result of increased demand from existing customers, accompanied by price increases that were implemented in the third quarter. Total production in fiscal 2007 increased by 10% compared to fiscal 2006.

The decrease in sales during fiscal year 2006 is due primarily to the fact that the fiscal year 2005 included one month of sales in the Vet Labs joint venture, while fiscal year 2006 only includes raw materials sales to Sparhawk.

				Fiscal Years
	FY 2007	FY 2006	FY 2005	07 v 06	06 v 05
				(% increase (decrease))
Gross profit	$832,443	$429,185	$1,516,418	94%	(72)%
Percentage of sales	13%	8%	24%

The increase in gross profit in fiscal year 2007 is a result of the increase in sales due to price increases and customer demand noted above, combined with ongoing control of direct costs by management. Management continues to be concerned about the increasing cost and utilization of utilities, and is hopeful that cost savings will result from the new equipment being implemented as part of the plant refurbishment. Overall margins were negatively impacted during the fourth quarter of fiscal 2007 due to unusually large sales of lower margin products to some major customers, combined with unexpected increases in equipment repairs and utility costs.

The decline in gross profit in fiscal year 2006 resulted from the increased cost of sales, which was exacerbated by the continued increase in value of the Canadian dollar compared to the United States dollar.

				Fiscal Years
	FY 2007	FY 2006	FY 2005	07 v 06	06 v 05
				(% increase (decrease))
Selling, promotion, general and
Administrative expenses	$1,376,960	$1,550,735	$1,594,580	(11)%	(3)%

In fiscal year 2007, management continued its efforts to reduce overall selling, promotion and general and administrative expenses. While cost reductions were realized in the majority of general and administrative areas, the most notable reductions occurred in outside professional and reporting fees, insurance, and directors’ expenses, though options expense was higher than in fiscal 2006. Offsetting these cost savings was an increase in selling and promotion expenses. During fiscal 2007, the Company attended several functions relating to the cellulose sulphate project. Missions to Microbicides 2006 in South Africa as well as visits to India to source production partners were also undertaken. Some sponsorship was funded at Microbicides 2006 as well as at the large Toronto AIDS conference during the summer. The Company expects a significant reduction in these costs for fiscal 2008.

In fiscal year 2006, overall selling, promotion and general and administrative expenses remained consistent with fiscal year 2005. During fiscal year 2006, administrative expenses decreased slightly for Dextran Products, although this was offset by the continuing rise in the Canadian dollar. General and administrative expenses for Chemdex decreased in fiscal year 2006 due primarily to the one month of operations included in fiscal year 2005

				Fiscal Years
Research and development	FY 2007	FY 2006	FY 2005	07 v 06	06 v 05
				(% increase (decrease)
Research and development
Expenditures	$214,865	$215,482	$127,847	—	68%
Investment tax credits	—	(9,681)	(13,105)	(100)%	(26)%
Net research and development expense	$214,865	$205,801	$114,742	4%	79%

In fiscal year 2007, the Company’s research and development expenditures were consistent with the level of expenditures in fiscal year 2006. In fiscal year 2007, the majority of expenses were relatively evenly split between patent work, and consultants working on production process improvements, with some funds allocated to the bacterial vaginosis trial. Almost all work has been halted on the project since the Independent Review Board overseeing the Phase III Clinical Trials discovered some inconsistent results and halted those trials. It is expected that their report will be available later this year at which point a decision can be made on further activities. Therefore for fiscal year 2008, it is expected that research and development expenditures will be reduced. In fiscal years 2006 and 2005, the majority of expenses related to the clinical trial on bacterial vaginosis.

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

				Fiscal Years
	FY 2007	FY 2006	FY 2005	07 v 06	06 v 05
				(% increase (decrease))
Depreciation and amortization expense	$547,297	$543,023	$513,095	1%	6%

The increase in depreciation and amortization in fiscal year 2007 and 2006 is due primarily to the increased investments in capital equipment during the year, and the increase in the value of the Canadian dollar relative to the United States dollar. Included in the depreciation and amortization expense above are allocations to cost of goods sold in the amount of $505,111 for fiscal year 2007 (2006 - $481,863; 2005 - $468,212).

				Fiscal Years
	FY 2007	FY 2006	FY 2005	07 v 06	06 v 05
				(% increase (decrease))
Interest expense	$94,790	$81,509	$91,210	16%	(11)%

The increase in interest expense in fiscal year 2007 is primarily attributable to the interest on the capital equipment loan obtained in March 2006, as well as the rise in the Canadian dollar relative to the United States dollar. This is partially offset by the decrease in other long-term debt and capital lease obligations.

In fiscal year 2006, the decrease in interest expense relative to the prior fiscal year was primarily attributable to a decrease in long-term debt and capital lease obligations, as well as the associated decrease in imputed interest due to the continuing repayment of non-interest bearing long-term debt.

				Fiscal Years
	FY 2007	FY 2006	FY 2005	07 v 06	06 v 05
				(% increase (decrease))
Foreign exchange gain	$22,857	$18,139	$46,172	26%	(61)%

In fiscal year 2007, the increase in the foreign exchange gain was due primarily to Dextran Products’ fluctuating exposure to the United States dollar throughout the fiscal year, combined with the continued increase in value of the Canadian dollar relative to the United States dollar. Dextran Products also realized a foreign exchange gain in fiscal year 2006 because the Canadian dollar increased in value relative to the United States dollar. Throughout fiscal years 2006 and 2007, Dextran Products generally had a net liability exposure to the United States dollar because intercompany payables denominated in United States dollars normally exceeded its United States dollar denominated accounts receivable balances.

				Fiscal Years
	FY 2007	FY 2006	FY 2005	07 v 06	06 v 05
				(% increase (decrease))
Interest and other income	$497,663	$148,166	$130,131	236%	14%

The increase in interest and other income in fiscal year 2007 is due primarily to the recognition of the deferred gain of $350,000 on the promissory note from Sparhawk as explained above, as well as investment gains during the year.

In fiscal year 2006, the Company earned interest income of $148,166 from the investment of the proceeds from the sale of Vet Labs assets.

				Fiscal Years
	FY 2007	FY 2006	FY 2005	07 v 06	06 v 05
				(% increase (decrease))
Tax provision (recovery)	$(115,195)	$180,757	$566,866	(163)%	(68)%

The fiscal year 2007 decrease in tax provision is due to a decrease in deferred tax liabilities of $69,140, combined with a reduction in the current tax liability of $46,055. The decrease in the deferred tax liability is due to the decrease in the timing difference related to the excess of carrying value of depreciable assets over tax value, which in turn reduces future income tax liabilities. The decrease in the current tax liability is necessary because no tax liabilities are expected.

The fiscal year 2006 decrease in tax provision was a result of the valuation allowance taken against deferred tax assets due to the degree of uncertainty relating to the future recoverability of tax losses and unused research and development expenditures incurred by the Company. The Company also incurred United States non-resident tax on interest payments made from Chemdex to Polydex. There was also a tax recovery due to a reduction in the valuation allowance on a deferred tax item realized during the year at Chemdex during fiscal 2006.

Liquidity and Capital Resources

As of January 31, 2007, the Company had cash and cash equivalents of $1,384,995, compared to $971,451 at January 31, 2006. In fiscal year 2007, the Company generated cash of $661,607 in its operating activities, compared to expending $425,185 for fiscal year 2006 and $310,351 for fiscal year 2005. The decrease in cash generated from operations in fiscal year 2006 as compared to fiscal year 2005 is because of the decrease in earnings. Depreciation and amortization continues to be a large non-cash expense of the Company, which is expected to increase in fiscal 2008 as result of assets acquired as part of the refurbishment become operational.

Working capital improved to $2,375,436, but the current ratio declined to 2.50 to 1 as of January 31, 2007, compared to $2,190,321 and 2.76 to 1 as of January 31, 2006.

Management expects the primary source of its future capital needs will be a combination of existing cash and cash equivalent reserves generated from the sale of the Vet Labs assets, Company earnings and borrowings. As at January 31, 2007, the Company had commitments of $545,488 for capital expenditures related to the plant refurbishment at Dextran Products in Toronto, and $53,542 for other commitments.

The Company believes that based upon the current levels of revenues and spending, its existing working capital resources will be sufficient to support continuing operations for the foreseeable future.

At January 31, 2007, the Company had accounts receivable of $1,139,186 and inventory of $1,338,857, compared to $744,720 and $1,549,544, respectively, at January 31, 2006. The increase in accounts receivable at January 31, 2007 is due to the timing of payments and the large volume of sales in the fourth quarter compared to fiscal 2006. At January 31, 2007, the Company had accounts payable of $1,213,518, compared to $574,270 at January 31, 2006. The increase as at January 31, 2007 was due primarily to the timing of supplier payments as well as costs related to the plant refurbishment in the fourth quarter. During fiscal year 2007, capital expenditures totaled $1,724,440, as compared to $418,246 in fiscal year 2006. The majority of the capital expenditures were for production equipment at the Dextran Products plant in Toronto in both these fiscal years. Management intends to complete its current plant refurbishment and expansion plan in the second quarter of fiscal year 2008.

During fiscal year 2007, the Company continued to decrease its investment in medium-term, investment-grade, debt securities, while maintaining investments in fixed income mutual funds, and diversified royalty and income trust units, all denominated in Canadian dollars. The remaining medium-term debt security has a maturity of June 7, 2007. Unrealized gains and losses will occur as the market interest rate varies. Management does not expect significant gains or losses in the future due to the relatively short term to maturity of the debt and the nature of the trust unit and mutual funds. Management plans to hold this debt to maturity unless such funds are needed for working capital or other cash needs such as the plant refurbishments.

The change in accumulated other comprehensive income of the Company is almost entirely attributable to the currency translation adjustment of Dextran Products. Dextran Products’ functional currency is the Canadian dollar. This currency translation adjustment arises from the translation of Dextran Products’ financial statements to United States dollars.

Dextran Products has a Cdn. $750,000 (U.S. $636,000) (2006 - Cdn. $1,1250,000; U.S. $1,097,000) line of credit, of which none was utilized at January 31, 2007 and 2006. This line of credit bears interest at the Canadian banks’ prime lending rate plus 0.75% (2007 - 6.00%; 2006 - 5.25%) and is repayable on demand. This indebtedness is collateralized by a general security agreement over the Company’s assets and a collateral mortgage of Cdn. $500,000 on the Dextran Products building in Toronto. In March of 2006, the Company secured an additional Cdn $500,000 fixed rate term loan primarily to fund capital purchases, with interest at 0.75% over Canadian banks’ prime lending rate (2007 - 6.95%).

The decrease in capital lease obligations during fiscal year 2007 was due to repayments on capital leases. The majority of the capital lease obligations were repaid during fiscal year 2007. The Company entered into one new capital lease obligation at Dextran Products during fiscal year 2005, for a piece of office equipment. Capital lease obligations are due over the next three years.

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

Related Party Transactions

In August 1997, the Company loaned Thomas C. Usher, formerly its Vice-Chairman, Director of Research and Development, a member of its Board of Directors and the beneficial owner of greater than 5% of the outstanding common shares of the Company, $691,500 at an interest rate equal to the United States’ bank prime rate plus 1.50% (the “Loan”). The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher. Repayment of the Loan is accomplished by periodic payments and through offsets by the Company against royalty payments due Thomas C. Usher pursuant to intellectual property license agreements and, in the past, bonus payments, if any, granted Thomas C. Usher as an employee of the Company. The amount outstanding under the Loan as of January 31, 2007 was $306,827, as compared to $323,972 at January 31, 2006, including accrued interest. The Company has taken a cumulative provision of $323,490 against accrued interest on this loan at January 31, 2007, compared to a cumulative provision of $292,860 at January 31, 2006. Thomas C. Usher passed away on February 26, 2005. Obligations with respect to the Loan transferred to the estate of Thomas C. Usher. The Company continues to be obligated to make royalty payments pursuant to the license agreements, and intends to continue to offset such payments against the Loan.

In August 1999, Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the “Receivables”) due to the Company from Novadex Corp. The Receivables have no specific repayment terms. The total outstanding amount of the Receivables as of January 31, 2007 was $130,619, as compared to $207,599 at January 31, 2006. Thomas C. Usher also owed $250,000 to a subsidiary of the Company, Novadex International Limited, as of January 31, 2007, pursuant to a non-interest bearing loan with no specific repayment terms. The outstanding amount of this loan has not changed from January 31, 2006. The amounts continue to remain owing from the estate of Thomas C. Usher.

Thomas C. Usher had pledged 302,409 common shares of the Company as security for these amounts owing to the Company. These common shares had a market value of $907,227 at January 31, 2007, based on the closing price of the Company’s common shares on the NASDAQ Capital Market on January 31, 2007. The Company intends to continue to hold the pledged assets as collateral until the amounts owing discussed above are repaid.

The Company had a commitment to pay an amount equal to one year’s salary, $110,000, to Thomas C. Usher’s estate. The amount owing on this commitment as at January 31, 2007 is $39,519 (2006 - $51,816).

The Company also has an outstanding loan payable to Ruth Usher, a member of the Board of Directors until her retirement on October 31, 2003, the beneficial owner of greater than 5% of the outstanding common shares of the Company, a former director, and the widow of Thomas C. Usher. The amount due from the Company pursuant to this loan increased to $679,309 at January 31, 2007 from $675,919 at January 31, 2006 due to interest charges exceeding monthly payments by the Company. The Company is required to make blended monthly payments of $6,000 (2006 - $5,000).

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

As of January 31, 2007, future minimum cash payments due under contractual obligations, including, among others, the Dextran Products line of credit, the loan payable to Ruth Usher, and capital lease agreements, are as follows:

	Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations (1)	$1,233,705	$132,370	$264,729	$261,883	$574,723
Capital lease obligations (2)	18,345	6,115	12,230	—	—
Operating lease obligations (3)	3,822	546	1,092	1,092	1,092
Purchase obligations	599,030	599,030	—	—	—
Revolving loans (4)	—	—	—	—	—
Total	$1,854,902	$738,061	$278,051	$262,975	$575,815

1.	Consists of:

(a)	Note payable in quarterly payments of Cdn. $419 maturing September 2010; and

(b)	Amounts due to shareholder which bear interest at the Canadian banks’ prime lending rate plus 1.5%, with required minimum monthly payments, including interest, of $6,000.

(c)	Equipment purchase term loan of Cdn $476,351 (US $403,961) repayable to a Canadian bank in monthly payments of Cdn $5,792 including interest at 6.95%, maturing May 2011.

2.	Consists of capital lease obligations for office equipment of Cdn. $18,027 (US $15,287) repayable in quarterly installments, bearing interest at 10.4% and maturing December 2009.

3.	Consists of operating lease obligations for office equipment requiring quarterly payments of Cdn. $161 (US $141) terminating June 2006

4.	Consists of Canadian operating line of credit bearing interest at the Canadian banks’ prime lending rate plus 0.75%, repayable upon demand.

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

Allowance for Doubtful Accounts

Accounts receivable is stated net of allowances for doubtful accounts. Allowances for doubtful accounts are determined by each reporting unit on a specific item basis. Management reviews the credit worthiness of individual customers and past payment history to determine the allowance for doubtful accounts. Since the majority of sales at Dextran Products are export, Dextran Products maintains credit insurance through a crown corporation, which is supported by the Canadian government, for the majority of its customers receivables. There has been no allowance for doubtful accounts during the past three years.

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

On January 13, 2004, the Company, Chemdex and Vet Labs entered into an Asset Purchase Agreement with Sparhawk. Pursuant to the Asset Purchase Agreement, the Company agreed to sell substantially all of the assets of Vet Labs, including its interest in the Joint Venture, to Sparhawk for $5,500,000 in cash. Effective March 4, 2004, this sale was completed and a gain of $1,859,471 was recognized. Simultaneously with the closing, Chemdex advanced $350,000 to Sparhawk in exchange for an unsecured subordinated promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk. The promissory note was payable in full on March 4, 2009. On May 31, 2006, payment in full for principal and interest was received. Interest was payable annually, but could be deferred and added to the principal balance of the promissory note each year at Sparhawk’s discretion. The warrant expired at the earlier of payment in full of the promissory note or March 4, 2014 and therefore expired before it could be exercised. Chemdex also entered into a supply agreement with Sparhawk to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years. In connection with the sale, litigation involving the Joint Venture, Sparhawk Laboratories, Inc. v. Veterinary Laboratories, Inc., et al, Case No. 02CV07426, County of Johnson, State of Kansas, was settled, and a Motion of Approval of Settlement and Stipulation of Dismissal with Prejudice was filed with the Court on March 4, 2004.

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

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective It the beginning of the first fiscal year that begins after September 15, 2006. The Company does not anticipate that the application of SFAS 156 will have an impact on the consolidated financial statements of the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles '''GAAP''), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of he fiscal year ending December 31,2008. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in income Taxes.”  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.”  FIN No. 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The adoption of FIN No. 48 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Management does not expect that SFAS No. 158 will have an impact on the consolidated financial statements of the Company.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The adoption of SAB 108 does not have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Sensitivity

The Company’s operations consist of manufacturing activities in Canada. The Company’s products are sold in North America, Europe and the Pacific Rim. While the majority of the sales of Dextran Products, the Company’s Canadian operation, are denominated in United States dollars, the majority of its expenses are incurred in Canadian dollars. The majority of the assets and liabilities of Dextran Products are denominated in Canadian dollars prior to the currency translation adjustment necessary for preparation of the financial statements of the Company contained in this report. When the Canadian dollar rises in value relative to the United States dollar, the carrying value of the assets and liabilities of Dextran Products as stated in United States dollars increases. A rise in the Canadian dollar relative to the United States dollar also results in a decrease in gross margins and net income of Dextran Products. Dextran Products also experiences a foreign exchange gain when the Canadian dollar rises in relation to the United States dollar because it has a net liability exposure to the United States dollar resulting from a United States dollar denominated intercompany loan. Similarly, a decline in the Canadian dollar relative to the United States dollar results in a foreign exchange loss and increased gross margins and net income at Dextran Products. Management monitors currency fluctuations to ensure that an acceptable margin level at Dextran Products is maintained. Management has the ability, to some extent, to adjust sales prices to maintain an acceptable margin level.

The following table presents information about the Company’s financial instruments other than accounts receivable that are sensitive to changes in foreign currency exchange rates. All financial instruments are held for other than trading purposes. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
								Fair
	1/31/08	1/31/09	1/31/10	1/31/11	1/31/12	Thereafter	Total	Value
	(US$ Equivalent)
Assets:

Short-term investments:
Fixed rate ($Cdn.)	992,633	—	—	—	—	—	992,633	992,633
Average interest rate	4.14%	—	—	—	—	—	4.14%
Marketable securities:
Fixed rate ($Cdn.)	643,849	—	—	—	—	—	643,849	636,024
Average interest rate	2.86%	—	—	—	—	—	2.86%

Liabilities:

Long-term debt:
Fixed rate ($Cdn.)	8,278	5,168	5,733	—	—	—	19,178	25,213
Average interest rate	10.43%	10.43%	10.43%	—	—	—	10.43%

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

	Expected Maturity Date
	1/31/08	1/31/09	1/31/10	1/31/11	1/31/12	Thereafter	Total	Fair Value
	(US$ Equivalent)
Assets:

Short-term investments:
Fixed rate ($Cdn.)	992,633	—	—	—	—	—	992,633	992,633
Average interest rate	4.14%	—	—	—	—	—	4.14%
Marketable securities:
Fixed rate ($Cdn.)	643,849	—	—	—	—	—	643,849	636,024
Average interest rate	2.86%	—	—	—	—	—	2.86%
Notes receivable:
Variable rate ($US)	50,647	55,586	61,005	66,953	72,635	—	306,828	306,828
Average interest rate	9.75%	9.75%	9.75%	9.75%	9.75%	—	9.75%

Liabilities:

Long-term debt:
Fixed rate ($Cdn.)	8,278	5,168	5,733	—	—	—	19,178	25,213
Average interest rate	10.43%	10.43%	10.43%	—	—	—	10.43%
Variable rate ($US)	109,586	112,284	115,174	118,272	121,593	259,442	836,352	836,352
Average interest rate	7.32%	7.33%	7.34%	7.35%	7.35%	8.95%	7.61

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Polydex Pharmaceuticals Limited
Quarterly Financial Highlights
January 31, 2007

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
	2007	2006	2007	2006	2007	2006	2007	2006
Sales from continuing operations	1,842,706	1,606,980	1,366,190	1,062,075	1,856,718	1,273,470	1,433,673	1,322,684
Gross profit	72,472	107,042	208,536	72,800	231,413	126,024	320,022	123,319
Net income (loss) from continuing operations	(132,304)	(663,541)	(147,981)	(261,451)	(219,814)	(228,432)	239,476	(335,629)
Net income (loss) per common share	(0.05)	(0.22)	(0.05)	(0.09)	(0.07)	(0.07)	0.08	(0.11)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Polydex Pharmaceuticals Limited

We have audited the accompanying consolidated balance sheets of Polydex Pharmaceuticals Limited as of January 31, 2007 and 2006 and the related consolidated statements of shareholders’ equity, operations and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of shareholders’ equity, operations and cash flows of Polydex Pharmaceuticals Limited for the year ended January 31, 2005 were audited by other auditors whose report dated March 10, 2005, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polydex Pharmaceuticals Limited as of January 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles in the United States of America.

Since the accompanying consolidated financial statements have not been prepared in accordance with generally accepted accounting principles and standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.

“SCHWARTZ LEVITSKY FELDMAN LLP”
Toronto, Ontario, Canada	Chartered Accountants
April 9, 2007	Licensed Public Accountants

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
Polydex Pharmaceuticals Limited

We have audited the accompanying consolidated balance sheet of Polydex Pharmaceuticals Limited as of January 31, 2005 and the related consolidated statements of shareholders' equity, operations and cash flows the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polydex Pharmaceuticals Limited as of January 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended in conformity with United States generally accepted accounting principles.

Toronto, Canada,	/s/ Ernst & Young LLP
March 10, 2005.	Chartered Accountants

Polydex Pharmaceuticals Limited

CONSOLIDATED BALANCE SHEETS
[Expressed in United States dollars]

As at January 31	2007	2006
	$	$

Assets

Current
Cash and cash equivalents (note 3)	1,384,995	971,451
Trade accounts receivable (note 18)	1,139,186	744,720
Interest receivable (note 12)	-	41,511
Promissory note receivable (note 12)	-	-
Inventories (note 4)	1,338,857	1,549,544
Prepaid expenses and other current assets	100,780	129,362
Total current assets	3,963,818	3,436,588

Property, plant and equipment, net (note 5)	4,308,337	3,280,724
Patents and intangible assets, net (note 6)	53,551	61,591
Assets held for sale	-	4,390
Investments available for sale (note 7)	1,437,636	2,638,441
Due from estate of former shareholder (note 8)	363,956	488,711

	10,127,298	9,910,445

Liabilities and Shareholders' Equity

Current
Accounts payable	1,213,518	574,270
Accrued liabilities	238,493	360,150
Customer deposits	92,757	92,932
Income taxes payable (note 14)	-	44,877
Current portion of long-term debt (note 10a)	32,957	1,011
Current portion of capital lease obligations (note 10b)	4,657	168,430
Current portion of due to shareholder (note 8)	6,000	4,597
Total current liabilities	1,588,382	1,246,267

Long-term debt (note 10a)	374,624	3,748
Capital lease obligations (note 10b)	10,902	16,108
Due to shareholder (note 8)	673,309	671,322
Deferred income taxes (note 14)	121,767	194,938
Total long-term liabilities	1,180,602	886,116
Total liabilities	2,768,984	2,132,383

Commitments and Contingencies (note 20)

Shareholders' equity
Capital stock (note 11)
Authorized:
100,000 Class A preferred shares of $0.10 each
899,400 Class B preferred shares of $0.0167 each
10,000,000 common shares of $0.0167 each
Issued and outstanding:
899,400 Class B preferred shares (January 31, 2006 - 899,400)	15,010	15,010
3,072,846 common shares (January 31, 2006 - 3,058,896)	51,185	50,953
Contributed surplus	23,483,659	23,400,259
Deficit	(16,894,033)	(16,633,410)
Accumulated other comprehensive income (notes 19 & 7)	702,493	945,250
Total shareholders' equity	7,358,314	7,778,062
	10,127,298	9,910,445

See accompanying notes

On behalf of the Board:

Director	Director

Polydex Pharmaceuticals Limited

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
[Expressed in United States dollars]

Years ended January 31, 2007, 2006 and 2005
					Accumulated
					Other	Total
	Preferred	Common	Contributed		Comprehensive	Shareholders'
	Shares	Shares	Surplus	Deficit	Income (Loss)	Equity
	$	$	$	$	$	$

Balance, January 31, 2004	15,010	50,434	23,236,498	(16,284,268)	(110,343)	6,907,331

Common share options exercised		242	53,008			53,250
Common share options issued			14,212			14,212
Comprehensive income:
Net income for the year				1,139,911		1,139,911
Unrealized loss on investments					(15,760)	(15,760)
available for sale
Currency translation adjustment					451,945	451,945

Balance, January 31, 2005	15,010	50,676	23,303,718	(15,144,357)	325,842	8,550,889

Common share options exercised		277	82,517			82,794
Common share options issued			14,024			14,024
Comprehensive income:
Net loss for the year				(1,489,053)		(1,489,053)
Unrealized loss on investments
available for sale					(12,349)	(12,349)
Currency translation adjustment					631,757	631,757

Balance, January 31, 2006	15,010	50,953	23,400,259	(16,633,410)	945,250	7,778,062

Common share options exercised		232	38,879			39,111
Common share options issued			44,521			44,521
Comprehensive income:
Net loss for the year				(260,623)		(260,623)
Unrealized loss on investments
available for sale					(1,321)	(1,321)
Currency translation adjustment					(241,436)	(241,436)

Balance, January 31, 2007	15,010	51,185	23,483,659	(16,894,033)	702,493	7,358,314

See accompanying notes

Polydex Pharmaceuticals Limited

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
[Expressed in United States dollars]

Year ended January 31	2007	2006	2005
	$	$	$

Sales	6,499,287	5,265,209	6,372,359
Cost of goods sold	5,666,844	4,836,024	4,855,941

Gross profit	832,443	429,185	1,516,418

Expenses
General and administrative (note 11b)	1,205,874	1,421,159	1,465,849
Research and development (note 13)	214,865	205,801	114,742
Selling and promotion	171,086	129,576	128,731
Interest expense,net (note 8)	94,790	81,509	91,210
Depreciation	42,186	61,160	36,365
Amortization	-	-	8,518
Foreign exchange gain	(22,857)	(18,139)	(46,172)
Gain on sale of veterinary products assets (note 12)	-	-	(1,859,471)
Loss (gain) on sale of assets	(20)	4,581	-
Interest and other income (note 12)	(497,663)	(148,166)	(130,131)
Total expenses (income)	1,208,261	1,737,481	(190,359)

Income (loss) before income taxes	(375,818)	(1,308,296)	1,706,777

Provision for (recovery of) income taxes (note 14)	(115,195)	180,757	566,866

Net income (loss) for the year	(260,623)	(1,489,053)	1,139,911

Unrealized loss on investments available for sale	(1,321)	(12,349)	(15,760)

Currency translation adjustment	(241,436)	631,757	451,945

Comprehensive income (loss) for the period	(503,380)	(869,645)	1,576,096

Per share information:
Earnings (loss) per common share:
Basic	(0.09)	(0.49)	0.38
Diluted	(0.09)	(0.49)	0.37

Weighted average number of common shares used in
computing net earnings per share for the period:
Basic	3,063,884	3,052,296	3,037,463
Diluted	3,063,884	3,052,296	3,037,463

See accompanying notes

Polydex Pharmaceuticals Limited

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Expressed in United States dollars]

Year ended January 31	2007	2006	2005
	$	$	$
Cash provided by (used in):

Operating activities:
Net income (loss) for the period	(260,623)	(1,489,053)	1,139,911
Add (deduct) items not affecting cash:
Depreciation and amortization	547,297	543,023	513,095
Imputed interest on long-term debt	-	1,363	14,648
Writedown of assets held for sale	4,410	-	-
Deferred income taxes	(69,140)	121,478	417,003
Amortization of premium on investments available for sale	471	28,005	-
(Gain) Loss on disposal of equipment	(4,430)	4,581	3,586
Gain on sale of veterinary products business (note 12)			(1,859,471)
Licence fee charged to due from shareholder	76,978	73,740	81,179
Options issued in exchange for services (note 11b)	44,520	14,024	14,212
Net change in non-cash working capital balances
related to operations (note 15)	322,124	277,654	(634,514)

Cash provided by (used in) operating activities	661,607	(425,185)	(310,351)

Investing activities:
Additions to property, plant and equipment and patents	(1,724,440)	(418,246)	(159,554)
Proceeds from sale of veterinary products business (note 12)	-	-	4,599,218
Decrease in due from shareholder	47,777	77,718	65,960
Decrease in accrued interest on investments	57,580	-	-
Unrealized gain on commercial paper available for sale	9,469	-	-
Proceeds (Acquisition) of investments available for sale	1,123,669	(567,942)	(1,841,854)
Proceeds from sale of equipment	4,430	3,748	5,148

Cash provided by (used in) investing activities	(481,515)	(904,722)	2,668,918

Financing activities:
Repayment of long-term debt	(21,876)	(47,745)	(296,035)
Proceeds from long-term debt	-	-	5,383
Repayment of capital lease obligations	(169,218)	(162,873)	(167,531)
Increase (decrease) in due to shareholder	3,390	(5,385)	(1,930)
Increase (decrease) in long-term bank indebtedness	441,034	(24,170)	(147,140)
Exercise of common share options	39,113	82,794	53,250

Cash provided by (used in) financing activities	292,443	(157,379)	(554,003)

Effect of exchange rate changes on cash	(58,991)	57,686	224,959

Net increase (decrease) in cash and cash equivalents	413,544	(1,429,600)	2,029,523

Cash and cash equivalents, beginning of year	971,451	2,401,051	371,528

Cash and cash equivalents, end of year	1,384,995	971,451	2,401,051

Cash and cash equivalents is comprised of the following:
Cash	382,419	236,422	129,818
Short-term deposits	1,002,576	735,029	2,271,233

	1,384,995	971,451	2,401,051

See accompanying notes

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2007 and 2006

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned. The subsidiaries are: Dextran Products Limited; Chemdex, Inc.; Polydex Chemicals (Canada) Limited; and Novadex International Limited. All inter-company accounts and transactions have been eliminated on consolidation.

Cash and cash equivalents

These consist of cash and short-term deposits having maturities of less than three months.

Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates relate to the allowance for unrecoverable amounts, depreciation and amortization rates, and the cost of stock options.

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

January 31, 2007 and 2006

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

Revenue recognition

All revenue is from sales of bulk manufactured products and is recognized when title and risk of ownership of products pass to the customer. Title and risk of ownership pass to the customer pursuant to the applicable sales contract, either upon shipment of product or upon receipt of product by the customer.

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

Comprehensive income

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. This standard requires companies to disclose comprehensive income in their financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to shareholders' equity, such as foreign currency translation adjustments.

Shipping and handling costs

Shipping and handling costs incurred by the Company for shipment of products to customers are classified as cost of goods sold.

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2007 and 2006

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

Income taxes

The Company accounts for income tax under the provision of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statement or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

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

Stock options

The Company uses the fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to apply recognition provisions to its employee stock options granted, modified or settled. Compensation expense is recorded at the date stock options are granted. The amount of compensation expense is determined by estimating the fair value of the options granted using the Black-Scholes option pricing model.

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2007 and 2006

Earnings (loss) per common share

Basic earnings (loss) per common share is computed using the weighted average number of shares outstanding of 3,063,884 for the year ended January 31, 2007 (2006 - 3,052,296; 2005 - 3,037,463). Diluted earnings (loss) per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock. No incremental shares in 2007 and 2006 (2005 - 26,265), were used in the calculation of diluted earnings (loss) per common share. Options to purchase 14,562, 13,027 and 26,265 common shares in 2007, 2006 and 2005, respectively, were not included in the computation of diluted earnings (loss) per common share because their effect was anti-dilutive.

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	2007	2006
	$	$

Cash	382,419	236,422
Short-term deposits	1,002,576	735,029
	1,384,995	971,451

Short-term deposits in the amount of Cdn. $1,181,043 have maturities of less than three months at the date of purchase. Interest rates on the short-term deposits range from 4.04% to 4.31%.

4. INVENTORIES

Inventories consist of the following:

	2007	2006
	$	$

Finished goods	792,128	1,108,626
Work-in-process	364,338	285,422
Raw materials	182,391	155,496
	1,338,857	1,549,544

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2007 and 2006

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	2007			2006
			Net			Net
		Accumulated	book		Accumulated	book
	Cost	depreciation	value	Cost	depreciation	value
	$	$	$	$	$	$

Land and buildings	3,298,075	825,091	2,472,984	1,788,720	762,183	1,026,537
Machinery and equipment	8,292,772	6,457,419	1,835,353	8,498,352	6,244,165	2,254,187
	11,590,847	7,282,510	4,308,337	10,287,072	7,006,348	3,280,724

Included in machinery and equipment are assets under capital lease with a total cost of $1,025,707 (2006 - $1,061,909) and accumulated depreciation of $678,429 (2006 - $593,406). Depreciation of assets under capital lease is included in cost of goods sold. Depreciation of $505,111 was charged to cost of sales in fiscal 2007 (2006- $481,863). Assets not available for use amounted to $1,943,142 (2006 - $346,856).

6. PATENTS AND INTANGIBLE ASSETS

Patents and intangible assets consist of the following:

	2007	2006
	$	$

Cost	80,341	80,341
Less accumulated amortization	26,790	18,750
	53,551	61,591

These patents and intangible assets will be amortized at approximately $8,100 per year over the next 5 years.

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2007 and 2006

7. INVESTMENTS AVAILABLE FOR SALE

Investments available for sale, at market value, consist of the following:

	2007	2006
	$	$

Debt security in the amount of Cdn. $750,000 from General Motors Acceptance Corp. maturing on June 7, 2007; floating rate interest is paid quarterly	636,024	623,448
43,628 units (2006-42,752) of DFA Fixed Income Fund
yielding 4.54%	344,081	349,454
TD short term bond fund consisting of Canadian government and
corporate bonds maturing in the next 1-5 years	284,469	—
12,500 capital income trust index units, yielding 8.7%	90,633	—
4,000 preferred shares of Diversified preferred share trust units	82,429
Debt security in the amount of Cdn. $920,649 from the Bank of Nova Scotia yielding 3.35%, matured June 7, 2006	—	801,752
Debt security in the amount of Cdn. $718,000 from GE Capital Canada bearing interest at 4.35% and matured February 6, 2006	—	639,292
15,000 units of Barclays Top 100 Equal Weighted Income Fund	—	144,601
10,000 units of Citadel Stables Series 1 Income fund	—	79,894
	1,437,636	2,638,441

As at January 31, 2007, accumulated other comprehensive income includes unrealized losses on debt securities available for sale of $5,391 (2006 - $18,918) and unrealized losses on income fund trust units of $34,608 (2006-$11,752 of unrealized gains).

8. RELATED PARTY TRANSACTIONS

Amounts due from (to) shareholder consist of the following:

	2007	2006
	$	$

Amounts due from estate of former shareholder [i]	363,956	488,711

Amounts due to shareholder [ii]	(679,309)	(675,919)

[i]
Amounts due from estate of former shareholder (the “Estate”) bear interest at the United States banks prime lending rate plus 1.5% (2007 - 9.75%; 2006 - 8.76%), except for an amount of $380,619 (2006 - $457,599) which is non-interest bearing. Interest income on this loan is recognized when realized. These amounts have no fixed terms of repayment. The Estate has pledged 302,409 shares of the Company and has pledged future license fee payments from the Iron Dextran process license agreement [note 13] as collateral for this loan. During 2007, $76,978 (2006 - $73,471; 2005 - $78,168) of license fee payments were made. The Company will continue to hold the pledged assets as collateral until the loan is repaid. The Company had a commitment to pay a death benefit of $110,000 to the Estate. At January 31, 2007, a balance of $39,519 is still to be paid to the Estate. See also “Iron Dextran Process” under Note 13.

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2007 and 2006

[ii]
Amounts due to shareholder bear interest at the United States banks prime lending rate plus 1.5% (2007 - 9.75%; 2006 - 8.76%). The Company is required to make monthly payments, inclusive of accrued interest, of $6,000. Based on the current rate of interest, the principal repayment on this loan for fiscal 2007 would be approximately $6,000. This loan may not be called.

Interest expense recorded with respect to amounts due to shareholder is as follows:

	2007	2006	2005
	$	$	$

Interest expense	64,390	53,113	37,569

9. BANK INDEBTEDNESS

The Company has a Canadian operating line of credit of Cdn. $750,000 (U.S. $636,024) (2006 - Cdn. $1,250,000; U.S. $1,097,000), none of which was utilized at January 31, 2007 (2006 - Nil). The Canadian line of credit bears interest at the Canadian banks' prime lending rate plus 0.75% (2007 - 6.00%; 2006 - 5.25%). During March 2006, a term loan of Cdn $500,000 (U.S. $424,016) was obtained for the purchase of equipment, bearing interest of 6.95%. Bank indebtedness is collateralized by a general security agreement over the Company's assets and a collateral mortgage of $500,000 on the Dextran Products Limited ("Dextran Products") building.

During November 2004, the Company entered into United States dollar forward foreign exchange contracts with the bank to lock in an exchange rate for converting United States dollars to Canadian dollars. The Company was committed to selling $150,000 per month for the period from February 2005 to April 2005 at an exchange rate of $1.1772. At January 31, 2005, the net unrealized loss in respect of these foreign currency contracts amounted to $23,203, which was included in the foreign exchange gain (loss) on the consolidated statements of operations. There are no foreign exchange contracts outstanding at January 31, 2006 and 2007

10. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

[a] Long-term debt consists of the following:

	2007	2006
	$	$

Note payable in blended quarterly payments of Cdn. $419 (U.S. $355), bearing interest at a fixed rate of 10%,
maturing September 10, 2010, with the vendor holding a security interest in the equipment	3,620	4,759

Bank term loan (note 9) payable in monthly installments of
Cdn. $5,792 (U.S. $4,912) principal and interest at the Canadian banks’’ prime lending rate plus 0.75% (2007 - 6.95%), maturing May 2016	403,961	—
	407,581	4,759
Less current portion	32,957	1,011
	374,624	3,748

Interest expense for the year for long-term debt was $22,913 (2006 - $533 )

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2007 and 2006

Principal repayments on the long-term debt are as follows:

$

2008	32,957
2009	35,390
2010	37,947
2011	39,240
2012	42,056
Thereafter	219,991
407,581

[b] Capital lease obligations consist of the following:

	2007	2006
	$	$

Obligation (Cdn. $18,347) under a capital lease, repayable in quarterly instalments, bearing interest at 10.43% and maturing December 2009. The Company has an option to purchase the asset for fair value at the end of the lease term	15,559	20,455
Obligation under a capital lease, repaid in monthly instalments, bearing interest at 9% and maturing November 2006, at which time the Company exercised an option to purchase the asset for $1.	—	135,399
Obligation under a capital lease, repaid in monthly instalments, bearing interest at 7.59% and maturing November 2006, at which time the Company exercised an option to purchase the asset for $1.	—	28,684

	15,559	184,538
Less current portion	4,657	168,430
	10,902	16,108

Future minimum annual lease payments on the capital lease obligations are as follows:

$

2008	6,115
2009	6,115
2010	6,115
Total minimum lease payments	18,345
Less amount representing imputed interest	2,786
15,559

Interest expense for the year for capital lease obligations was $9,199 (2006 - $23,541 )

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2007 and 2006

11. CAPITAL STOCK

[a]	Share capital issued and outstanding

[i] Class A preferred shares

The Class A preferred shares will carry dividends, will be convertible into common shares of the Company and will be redeemable, at rates as shall be determined by resolution of the Board of Directors. No Class A preferred shares have been issued to date.

[ii] Class B preferred shares

The Class B preferred shares carry no dividends, are non-convertible and entitle the holder to two votes per share. 899,400 of the Class B preferred shares have been issued and are outstanding.

[iii] Common shares

During the year ended January 31, 2007, 13,950 common share options were exercised for $39,111 resulting in the issuance of 13,950 common shares.

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

All options granted have a term of five years and vest immediately. At January 31, 2007, the Company has 37,725 options outstanding at exercise prices ranging from $2.50 to $10.01 and a weighted average exercise price of $5.64. The options, which are immediately exercisable and expire on dates between January 31, 2008 and January 31, 2012, entitle the holder of an option to acquire one common share of the Company.

On July 8, 2006, 7,500 common share options were granted to employees and non-employees of the Company. These options were valued at $35,160 and were included in general and administrative expense, in accordance with SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.04%; dividend yield of nil; volatility factor of the expected market price of the Company's common stock of 0.644, and an expected life of five years. On January 31, 2007, 6,000 common share options were issued to the independent directors of the Company. These options were valued at $9,361 and were included in general and administrative expense, in accordance with SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.25%; dividend yield of nil; volatility factor of the expected market price of the Company's common stock of 0.754, and an expected life of five years.

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2007 and 2006

During the year ended January 31, 2006, 3,975 common share options were issued to the independent directors of the Company. These options were valued at $14,024 and were included in general and administrative expense, in accordance with SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.35%; dividend yield of nil; volatility factor of the expected market price of the Company's common stock of 0.658, and an expected life of five years.

During the year ended January 31, 2005, 4,365 common share options were issued to the independent directors of the Company. These options were valued at $14,212 and were included in general and administrative expense, in accordance with SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.71%; dividend yield of nil; volatility factor of the expected market price of the Company's common stock of 0.681, and an expected life of five years.

Details of the outstanding options, which are all currently exercisable, are as follows:

	Share options			Weighted average exercise price per share
	2007	2006	2005	2007	2006	2005
	#	#	#	$	$	$

Options outstanding,
beginning of year	42,175	86,300	427,935	4.24	4.75	3.92
Granted	13,500	3,975	4,365	6.89	7.52	6.86
Exercised	(13,950)	(16,600)	(14,500)	2.80	4.99	3.67
Expired	(4,000)	(31,500)	(331,500)	5.00	5.66	3.75
Options outstanding,
end of year	37,725	42,175	86,300	5.64	4.24	4.75

Weighted average fair
value of options granted
during the year				$4.12	$3.53	$3.26

The following table summarizes information relating to the options outstanding at January 31, 2007:

		Weighted average
Exercise	Number	remaining
price	outstanding	contractual life
$		[months]

2.50	12,000	12
3.00	6,000	60
6.86	4,365	36
7.52	3,975	48
7.72	3,885	24
10.01	7,500	54
	37,725	36

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2007 and 2006

12. VETERINARY LABORATORIES, INC.

Sparhawk Laboratories, Inc.

In 1992, Veterinary Laboratories, Inc. ("Vet Labs") and Sparhawk Laboratories, Inc. ("Sparhawk") entered into the Vet Labs - Sparhawk Joint Venture (the "Joint Venture") for the manufacture and sale of veterinary pharmaceutical products. Vet Labs and Sparhawk each owned 50% of the Joint Venture. The Company controlled the Joint Venture through its control of the Joint Venture Policy Committee and therefore consolidated its assets, liabilities, revenue and expenses in its consolidated financial statements until March 4, 2004. The Company had funded the Joint Venture's losses since 1992 and, accordingly, has recorded 100% of these cumulative losses in the consolidated financial statements.

On January 13, 2004, the Company entered into an Asset Purchase Agreement with Sparhawk. Pursuant to this Asset Purchase Agreement, the Company agreed to sell the finished product veterinary pharmaceutical business, including substantially all of the assets of Vet Labs, to Sparhawk for $5,500,000 in cash. Effective March 4, 2004, this sale was completed. Simultaneously, on March 4, 2004, Chemdex, Inc. ("Chemdex"), a wholly-owned subsidiary of the Company, advanced $350,000 to Sparhawk in exchange for a promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk for no additional consideration. The promissory note was due in full on March 4, 2009. On May 31, 2006, payment in full for principal and interest was received. Interest was payable annually on the anniversary date, but could be deferred and added to the principal balance of the promissory note each year at Sparhawk's discretion. At January 31, 2006, interest of $41,511 was accrued and reported as interest receivable on the consolidated balance sheet. The warrant expired at the earlier of payment in full of the promissory note or March 4, 2014 and therefore expired before it could be exercised. Pursuant to a definitive supply agreement (the "Supply Agreement") entered into on March 4, 2004, Chemdex agreed to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years. Chemdex also granted to Sparhawk an exclusive license to use the drug master file to manufacture 10% bulk Iron Dextran for veterinary use, and the use of certain equipment during the 10-year period of the Supply Agreement. Pursuant to definitive agreements, the Company made customary representations, warranties and indemnities and agreed to a full release of all claims against Sparhawk arising from litigation related to the Joint Venture. Similarly, Sparhawk agreed to a full release of all claims against the Company arising from the Joint Venture litigation.

The sale resulted in a gain of $2,209,471, of which $1,859,471 was recognized in the consolidated statements of operations and $350,000 was deferred. The deferred gain of $350,000 related to the promissory note receivable from Sparhawk as Sparhawk was thinly capitalized and highly leveraged. Since payment in full on the promissory note was received on May 31, 2006, the deferred gain of $350,000 was recognized at April 30, 2006 and included in other income on the consolidated statement of operations.

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2007 and 2006

13. LICENSE AGREEMENTS AND RESEARCH AND DEVELOPMENT

The Company has made claims for investment tax credits on research and development activities. Research and development expenditures have been reduced by investment tax credits as follows:

	2007	2006	2005
	$	$	$

Research and development expenditures	214,865	215,482	127,847
Investment tax credits	—	(9,681)	(13,105)
Research and development expense	214,865	205,801	114,742

Iron Dextran process

The Company has an agreement with the Estate which grants the Company the exclusive worldwide license to use a certain process for producing Iron Dextran. This license agreement expires in 2014. The Company pays a license fee based on production volumes. The total license fee incurred during the year was $76,978 [2006 - $73,471; 2005 - $78,168]. These payments are applied to the balance owing by the Estate [note 8[i]].

Cellulose Sulphate BV Clinical Evaluation Program

During September 2004, the Company entered into an agreement with a research organization to conduct a pilot clinical study on the use of cellulose sulphate for the treatment of bacterial vaginosis. During the year ended January 31, 2006, the Company made payments of $26,000. A final payment of $38,668 is due upon completion of the clinical study. In March of 2006, the Company also entered into an agreement for the monitoring of the clinical trial at cost of $31,986. Both of these amounts are yet to be paid since the final report has not been completed. The Company expects to make such payments in fiscal 2008.

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2007 and 2006

14. INCOME TAXES

[a]
Substantially all of the Company's activities are carried out through operating subsidiaries in Canada and the United States. The Company's effective income tax rate is dependent on the tax legislation in each country and the operating results of each subsidiary and the parent company.

The components of income (loss) before income taxes are as follows:

	2007	2006	2005
	$	$	$

Bahamas	(244,022)	(185,653)	(642,870)
Canada	(510,970)	(1,088,398)	250,863
United States	379,174	(34,245)	2,098,784
	(375,818)	(1,308,296)	1,706,777

During fiscal 2006, the tax residency of the parent company, Polydex Pharmaceuticals Limited, was determined to be Canada, for the years 1999 to the present. Due to the losses incurred in the Company during that period, no income taxes payable were incurred. The provision for (recovery of) income taxes consists of the following:

	2007	2006	2005
	$	$	$
Foreign witholding taxes and other on Bahamian income	—	—	123,000

Provision for (recovery of) income taxes based on
Canadian statutory income tax rates	(189,059)	(370,055)	92,819
Foreign withholding taxes	—	56,601	—
Decrease in tax reserve	(46,055)	—	(232,739)
Increase (decrease) in valuation allowance	81,833	651,107	(36,009)
Tax and exchange rate changes on deferred tax items	(3,554)	(13,343)	4,654
Items not deductible for tax	41,640	(19,603)	(21,859)
	(115,195)	304,707	(193,134)

Provision for (recovery of) income taxes based on
United States income tax rates	140,294	(12,671)	776,550
Tax recovery on Joint Venture partner's
share of income	—	—	(160,697)
Tax on non-deductible items	—	—	(23,511)
Increase (decrease) in valuation allowance	(140,294)	(111,279)	44,658
	—	(123,950)	637,000
Provision for (recovery of) income taxes	(115,195)	180,757	566,866

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2007 and 2006

Significant components of the provision for (recovery of) income taxes attributable to continuing operations are as follows:

	2007	2006	2005
	$	$	$

Canadian deferred tax recovery	(69,140)	(183,285)	(280,453)
Canadian deferred tax expense	—	304,763	197,456
Canadian current tax expense (recovery)	(46,055)	183,229	12,863
United States deferred tax expense	—	—	500,000
United States current tax expense	—	—	137,000
United States current tax recovery	—	(123,950)	—
	(115,195)	180,757	566,866

[b]	Deferred tax assets and liabilities have been provided on temporary differences that consist of the following:

	2007	2006	2005
	$	$	$

Deferred tax assets
Canadian
Non-capital losses	1,120,327	1,054,054	—
Unclaimed research and development expenses	285,444	295,518	255,485
Net capital losses [note 14[c]]	164,976	188,353	140,173
Other items	15,160	27,733	84,566
United States
Net operating loss carryforwards	42,981	84,371	—
Unpaid intercompany interest	—	—	149,706
Allowance on Sparhawk note [note 12]	—	84,206	84,206
	1,628,888	1,734,235	714,136
Less valuation allowance	1,628,888	1,734,235	421,160
	—	—	292,976

Deferred tax liabilities
Excess of carrying value over tax value of
depreciable assets	(119,097)	(185,353)	(214,560)
Investment tax credits and other items	(2,670)	(9,585)	(143,715)
Net deferred tax liabilities	(121,767)	(194,938)	(65,299)

[c]
The Canadian subsidiaries have non-capital loss carryforwards available to reduce future years’ income for tax purposes totaling approximately $2,635,000. These non-capital losses expire from 2008 to 2017.

The Canadian subsidiaries also have deductions available to reduce future years' income for tax purposes on account of net temporary differences resulting from expense items reported for income tax purposes in different periods than for financial statement purposes totaling approximately $1,049,000 and $563,000 for federal and provincial purposes, respectively. Certain Canadian subsidiaries also have net capital losses available for carryforward of approximately $478,000 available to offset future taxable capital gains. These potential deductions and net capital losses have an indefinite carryforward period.

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2007 and 2006

[d]
The Company has not recorded a deferred tax liability related to its investment in foreign subsidiaries. The Company has determined that its investment in these subsidiaries is permanent in nature and it does not intend to dispose of or realize dividends from these investments in the foreseeable future. However, if either of these events were to occur, the Company will be liable for withholding taxes. The amount of the deferred tax liability related to the Company's investment in foreign subsidiaries is not reasonably determinable.

15. CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	2007	2006	2005
	$	$	$

Decrease (increase) in current assets
Trade accounts receivable	(436,313)	246,607	(371,170)
Interest receivable	41,511	—	(41,511)
Inventories	164,193	98,154	(196,214)
Prepaid expenses and other current assets	26,287	(7,926)	(69,916)
	(204,322)	336,835	(678,811)
Increase (decrease) in current liabilities
Accounts payable	685,309	66,247	(83,326)
Accrued liabilities	(117,143)	(27,892)	12,274
Customer deposits	3,113	(13,006)	(13,190)
Income taxes payable	(44,833)	(84,530)	128,539
	322,124	277,654	(634,514)

Cash paid during the year for interest was $89,365 (2006 - $27,033; 2005 - $38,993). Cash paid during the year for income taxes was $ Nil (2006 - $3,891; 2005 - $6,433).

There were no capital equipment acquisitions under capital leases for the year ended January 31, 2007 and 2006. For the year ended January 31, 2005, capital equipment acquired under capital lease of $23,137 was treated as non-cash additions.

16. SEGMENTED INFORMATION

All operations are carried out through Dextran Products Limited (“Dextran”) in Canada and through Chemdex in the United States. Each of Dextran and Chemdex operated as separate strategic business units offering different products, until the sale of the finished product veterinary pharmaceutical business on March 4, 2004 [note 12]. Until March 4, 2004, each subsidiary comprised a reportable segment as follows:

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

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2007 and 2006

After March 4, 2004, Chemdex only sells bulk quantities of a specific dextran derivative to Sparhawk under the Supply Agreement, as described in note 12. Management has since determined that Polydex Pharmaceuticals does not operate differing segments, and that providing such information would not be informative to readers of these financial statements. The comparative information from the prior periods has therefore been restated to conform to this basis of reporting.

	2007 $	2006 $	2005 $
Total revenue by significant customer:
Customer A Customer B Customer C Customer D	1,296,702 780,039 668,001 618,878	1,111,402 452,820 379,342 534,222	886,749 400,360 425,860 492,884
	3,363,620	2,477,786	2,205,853

	2007 $	2006 $	2005 $
Sales by geographic destination:
Europe United States Other Canada Pacific Rim	2,796,710 1,283,251 943,768 893,977 581,581	2,237,430 1,086,243 635,490 512,031 794,015	2,130,180 1,950,761 562,557 854,989 873,872
	$6,499,287	$5,265,209	$6,372,359

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2007 and 2006

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies.

The carrying values of cash and cash equivalents, trade accounts receivable, interest receivable and accounts payable approximate their fair values as at January 31, 2007 because of the short period to maturity of these financial instruments.

The estimated fair values of the bank indebtedness, due to shareholder, long-term debt and capital lease obligations are not materially different from the carrying values for financial statement purposes as at January 31, 2007 and 2006. The estimated fair value of the amount due from shareholder is not determinable because the amount has no fixed terms of repayment.

18. OTHER DISCLOSURES

[a]	Concentration of accounts receivable

As at January 31, 2007, four (2006 - three) customers of the Company comprised 68% (2006 - 71%) of the trade accounts receivable balance. No other customers had trade accounts receivable outstanding at yearend that represented more than 10% of the Company's trade accounts receivable balance.

[b]	Foreign currency risk

The Company is exposed to foreign currency risk through its net investment in its Canadian operations. The Company has not entered into hedging arrangements related to the foreign currency risk exposure. The Company enters into foreign exchange contracts from time to time to manage exposure to currency fluctuations as described in note 9.

19. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of other accumulated comprehensive income are as follows:

	2007	2006
	$	$

Unrealized losses on investments available for sale	(13,670)	(12,349)
Currency translation	716,163	957,599
Accumulated other comprehensive income	702,493	945,250

20. COMMITMENTS AND CONTINGENCIES

As at January 31, 2007, the Company had commitments of $545,488 (2006 - $118,555) for capital expenditures related to the plant refurbishment at Dextran Products in Toronto, and $53,542 (2006 - $70,654) for other commitments.

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2007 and 2006

21. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective It the beginning of the first fiscal year that begins after September 15, 2006. The Company does not anticipate that the application of SFAS 156 will have an impact on the consolidated financial statements of the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles '''GAAP''), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of he fiscal year ending December 31,2008. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in income Taxes.”  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.”  FIN No. 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The adoption of FIN No. 48 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Management does not expect that SFAS No. 158 will have an impact on the consolidated financial statements of the Company.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The adoption of SAB 108 does not have an impact on our consolidated financial statements.

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Expressed in United States dollars except where otherwise noted]

January 31, 2007 and 2006

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

22. COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

The comparative consolidated financial statements have been reclassified from statements previously presented to conform to the presentation of the 2007 consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 27, 2005, the Company acted to dismiss Ernst & Young LLP Chartered Accountants as its independent registered accounting firm. This determination followed the Company’s decision to seek proposals from independent registered accounting firms to audit its financial statements, and was approved by the Company’s Board of Directors upon the recommendation of its Audit Committee. The decision to terminate the Company’s relationship with Ernst & Young LLP Chartered Accountants did not involve a dispute with the Company over accounting policies or practices. During the two fiscal years ended January 31, 2005 and during the interim period from that date to May 27, 2005, there were no disagreements with Ernst & Young LLP Chartered Accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young LLP Chartered Accountants, would have caused Ernst & Young LLP Chartered Accountants to make reference to the subject matter of the disagreements in connection with its report. No reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the two fiscal years ended January 31, 2005 and during the period from that date to May 27, 2005.

Effective May 27, 2005, the Company engaged Sloan Partners LLP as its independent registered accounting firm to audit the Company’s financial statements. During the two fiscal years ended January 31, 2005 and during the interim period from that date to May 27, 2005, the Company did not consult Sloan Partners LLP on any matter.

On January 11, 2006, Sloan Partners LLP, divested its reporting issuer audit practice into Schwartz Levitsky Feldman LLP, a registered accounting firm having its principal office in Toronto, Ontario, Canada. The relationship of the Company with Sloan Partners LLP was consequently terminated due to this transaction. This termination did not involve a dispute between the Company and Sloan Partners LLP over accounting policies or practices.

During the interim period from May 27, 2005 to January 11, 2006, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the Company’s independent registered accounting firm, would have caused the Company’s independent registered accounting firm to make reference to the subject matter of the disagreements in connection with its report. No reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the period from May 27, 2005 to January 11, 2006.

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

The Company completed an evaluation as of the end of the period covered by this report under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in assuring that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. .

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

The information required under this item is incorporated herein by reference from the material contained under the captions “Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2007 Annual Meeting of Members.

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

The information required under this item is incorporated herein by reference from the material contained under the captions “Board of Directors,” “Board Meetings and Compensation,” and “Compensation of Executive Officers,” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2007 Annual Meeting of Members.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference from the material contained under the captions “Ownership of Voting Securities” and “Equity Compensation Plan Information” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2007 Annual Meeting of Members.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated herein by reference from the material contained under the captions “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Transactions With the Company” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2007 Annual Meeting of Members.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference from the material contained under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and All Other Fees” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2007 Annual Meeting of Members.

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

POLYDEX PHARMACEUTICALS LIMITED

Date: April 30, 2007	By: /s/ George G. Usher
George G. Usher, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2007	/s/ George G. Usher
George G. Usher, Director, President
and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2007	/s/ John A. Luce
Chief Financial Officer
(Principal Financial and Accounting
Officer)

Date: April 30, 2007	/s/ Joseph Buchman
Joseph Buchman, Director

Date: April 30, 2007	/s/ Derek John Michael Lederer
Derek John Michael Lederer, Director

Date: April 30, 2007	/s/ John L.E. Seidler
John L.E. Seidler, Director

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002