Form 10-Q
period 2007-04-30
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2007-06-14
CIK 317158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X        No ____

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of he Exchange Act. (Check one):

Large Accelerated Filer ___        Accelerated Filer ___        Non-Accelerated Filer   X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __         No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value	3,072,846
(Title of Class)	(Outstanding at May 31, 2007)

POLYDEX PHARMACEUTICALS LIMITED

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding the Company’s future growth, results of operations, liquidity and capital resources, expectations of regulatory approvals and the commencement of sales of products.  The Company has tried to identify such forward-looking statements by use of words such as “believes,” “anticipates,” “intends,” “plans,” “will,” “should,” “expects” and similar expressions, but these words are not the exclusive means of identifying such statements.  The Company cautions that these and similar statements in this Quarterly Report on Form 10-Q and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by various risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements.  These factors include, without limitation, changing market conditions, the progress of clinical trials and the results obtained, the establishment of new corporate alliances, the impact of competitive products and pricing, and the timely development, regulatory approval and market acceptance of the Company’s products, as well as the other risks discussed herein, none of which can be assured.  The forward-looking statements contained herein speak only as to the date of this report.  Except as otherwise required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

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

PART I

FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited).

POLYDEX PHARMACEUTICALS LIMITED
Consolidated Balance Sheets
(Expressed in United States dollars)

	April 30	January 31
	2007	2007
	(Unaudited)	(Audited)

Assets

Current assets:
Cash and cash equivalents (note 3)	$1,626,590	$1,384,995
Trade accounts receivable	664,963	1,139,186
Inventories
Finished goods	1,097,987	792,128
Work in process	209,024	364,338
Raw materials	219,848	182,391
	1,526,859	1,338,857

Prepaid expenses and other current assets	68,318	100,780

Total current assets	3,886,730	3,963,818

Property, plant and equipment, net	5,204,369	4,308,337
Patents and intangible assets, net	51,541	53,551
Investments available for sale (note 4)	862,213	1,437,636
Due from shareholder	371,309	363,956

	$10,376,162	$10,127,298

	April 30	January 31
	2007	2007
	(Unaudited)	(Audited)
Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$1,037,252	$1,213,518
Accrued liabilities	230,338	188,869
Payroll and related taxes payable	115,672	49,624
Customer deposits	92,932	92,757
Current portion of long-term debt	35,009	32,957
Current portion of capital lease obligations	4,947	4,657
Current portion of due to shareholder	6,000	6,000

Total current liabilities	1,522,150	1,588,382

Long-term debt	389,419	374,624
Capital lease obligations	10,391	10,902
Due to shareholder	671,369	673,309
Deferred income taxes	129,440	121,767
	1,200,619	1,180,602

Total liabilities	2,722,769	2,768,984

Shareholders' equity:
Capital stock
Authorized:
100,000 Class A preferred shares of $0.10 each
899,400 Class B preferred shares of $0.0167 each
10,000,000 common shares of $0.0167 each
Issued and outstanding:
899,400 Class B preferred shares	15,010	15,010
3,072,846 common shares (January 31, 2007 - 3,072,846)	51,185	51,185
Contributed surplus	23,483,659	23,483,659
Deficit	(17,028,271)	(16,894,033)
Accumulated other comprehensive income	1,131,810	702,493

	7,653,393	7,358,314

	$10,376,162	$10,127,298

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED
 Consolidated Statements of Operations and Comprehensive Income
(Expressed in United States dollars)

	Three Months	Three Months
	Ended	Ended
	April 30	April 30
	2007	2006
	(Unaudited)	(Unaudited)

Sales	$1,347,133	$1,433,673
Cost of goods sold	1,138,172	1,113,651

	208,961	320,022

Expenses:
General and administrative	274,233	338,562
Interest expense, net	24,836	19,498
Selling and promotion	24,093	27,587
Research and development	21,327	93,701
Depreciation	9,871	13,414
Foreign exchange loss (gain)	27,221	(127)
Gain on sale of assets	-	(3,506)
Interest and other income	(38,382)	(408,583)

	343,199	80,546

Income (loss) before income taxes	(134,238)	239,476

Provision for (recovery of) income taxes	-	-

Net income (loss) for the period	(134,238)	239,476

Unrealized loss on investments available for sale	(2,935)	(9,371)

Currency translation adjustment	432,252	140,565

Comprehensive income for the period	$295,079	$370,670

Per share information:
Earnings (loss) per common share:
Basic	$(0.04)	$0.08
Diluted	$(0.04)	$0.08

Weighted average number of common shares used in
computing net earnings per share for the period:
Basic	3,072,846	3,058,896
Diluted	3,072,846	3,080,393

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED
Consolidated Statements of Shareholders' Equity
(Expressed in United States dollars)

	Three Months	Three Months
	Ended	Ended
	April 30	April 30
	2007	2006
	(Unaudited)	(Unaudited)

Preferred Shares:
Balance, beginning and end of period	$15,010	$15,010

Common Shares:
Balance, beginning and end of period	$51,185	$50,953

Contributed Surplus:
Balance, beginning and end of period	$23,483,659	$23,400,259

Deficit:
Balance, beginning of period	$(16,894,033)	$(16,633,410)
Net income (loss) for the period	(134,238)	239,476

Balance, end of period	$(17,028,271)	$(16,393,934)

Accumulated Other Comprehensive Income:
Balance, beginning of period	$702,493	$945,250
Unrealized loss on investments available for sale	(2,935)	(9,371)
Currency translation adjustment for the period	432,252	140,565

Balance, end of period	$1,131,810	$1,076,444

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

	Three Months	Three Months
	Ended	Ended
	April 30	April 30
	2007	2006
	(Unaudited)	(Unaudited)

Cash provided by (used in):

Operating activities:
Net income (loss) for the period	$(134,238)	$239,476
Add (deduct) items not affecting cash:
Depreciation and amortization	130,921	144,111
Amortization of premium on investments available for sale	-	468
Gain on disposal of equipment	-	(3,506)
Net change in non-cash working capital balances
related to operations (note 15)	308,681	(559,793)

	305,364	(179,244)

Investing activities:
Additions to property, plant and equipment and patents	(737,743)	(194,606)
Increase in due from shareholder	(7,353)	-
Decrease in accrued interest on investments	57,581	-
Unrealized gain (loss) on commercial paper available for sale	4,740	-
Proceeds of investments available for sale	575,423	929,652
Proceeds from sale of equipment	-	3,506

	(107,352)	738,552

Financing activities:
Repayment of long-term debt	(8,265)	(243)
Repayment of capital lease obligations	(1,153)	(45,236)
Decrease in due to shareholder	(1,940)	(70)

	(11,358)	(45,549)

Effect of exchange rate changes on cash	54,941	21,985

Increase (decrease) in cash and cash equivalents	241,595	535,744

Cash and cash equivalents, beginning of period	1,384,995	971,451

Cash and cash equivalents, end of period	$1,626,590	$1,507,195

Cash and cash equivalents is comprised of the following:
Cash	$592,178	$240,986
Short-term deposits	1,034,412	1,266,209

	$1,626,590	$1,507,195

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.

Basis of Presentation:

The information contained in the interim consolidated financial statements is condensed from that which would appear in annual consolidated financial statements.  The interim consolidated financial statements included herein should be read in conjunction with the audited financial statements, and notes thereto, and other financial information contained in the 2007 Annual Report on Form 10-K for the fiscal year ended January 31, 2007 as filed by Polydex Pharmaceuticals Limited (the “Company”) with the Securities and Exchange Commission.  The unaudited interim consolidated financial statements as of April 30, 2007 and 2006 include all normal recurring adjustments which management considers necessary for a fair presentation.  The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year.  The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries in which the Company has equal to or more than a 50% ownership interest and exercises control.

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

Investments available for sale

Investments available for sale consist of medium-term fixed income instruments, trust income funds, and mutual funds, and are stated at fair market value based on quoted market prices.  Interest income is included in other income in the consolidated statement of operations as it is earned.  Changes in market values during the holding period are reported as unrealized gain (loss) on investments available for sale and are included in other comprehensive income (loss).  Realized gains (losses) are reclassified from accumulated other comprehensive income (loss) on a specific item basis when the security is sold or matured.

Page | F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Page | F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Earnings (loss) per common share

Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding of 3,072,846 for the three months ended April 30, 2007 (2006 - 3,058,896).  Diluted earnings (loss) per common share is computed using the weighted average number of common shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock.  Incremental shares of nil at April 30, 2007 and 21,497 at April 30, 2006 were used in the calculation of diluted earnings (loss) per common share.  Options to purchase common shares of nil were included in the computation of diluted earnings per share as at April 30, 2007. Options to purchase common shares of 42,175 at April 30, 2006 were included in the computation of diluted earnings (loss) per common share.

3.

Cash and Cash Equivalents:

Cash and cash equivalents consist of the following:

	April 30	January 31
	2007	2007

Cash	$592,178	$382,419
Short-term deposits	1,034,412	1,002,576
	$1,626,590	$1,384,995

Short-term deposits in the amount of Cdn. $1,142,309 bear interest at 2.86% to 4.01% and mature on May 7 and June 7, 2007.  Short-term deposits consist of commercial paper and are available for sale and are stated at fair market value, based on quoted market prices.  An unrealized loss of $13,337 has been included in accumulated other comprehensive income.

Page | F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.

Investments Available For Sale:

Investments available for sale consist of the following:

	April 30	January 31
	2007	2007

Canadian medium-term fixed income fund	$304,419	$636,024
Canadian income trust units and mutual funds	$557,794	$801,612
	$862,213	$1,437,636

Canadian medium-term fixed income fund has maturity dates extending from one to two years and yield rates ranging from 3.07% to 3.28%.  Investments available for sale are stated at fair market value, based on quoted market prices.  An unrealized gain of $10,402 has been included in accumulated other comprehensive income.

5.

Commitments and Contingencies:

The Company is committed to make a payment of $21,556 upon the completion of the final report of the bacterial vaginosis clinical study, begun in September 2004, which is expected to occur during fiscal year 2008. In March 2006, the Company entered into an agreement for the monitoring of the bacterial vaginosis clinical trial, and is expecting to make payments in the second quarter of fiscal year 2008 in the amount of $31,986.

As at April 30, 2007, the Company had commitments of $98,762 for capital expenditures related to the plant refurbishment at Dextran Products in Toronto, and is expecting to make payment on these refurbishments in the second quarter of fiscal year 2008.

6.

Stock-based Employee Compensation:

The Company maintains an incentive share option plan for management personnel for options to purchase up to 1,000,000 common shares.  The Company also issues options to certain consultants for services provided to the Company.

All options granted have terms of five years and vest immediately.  At April 30, 2007, the Company had 37,725 options outstanding at exercise prices ranging from $2.50 to $10.01 and a weighted average exercise price of $5.64.  The options, which are immediately exercisable and expire on dates between January 31, 2008 and January 31, 2012, entitle the holder of an option to acquire one common share of the Company.

The Company uses the fair value method in accordance with SFAS 123 to account for awards of stock-based employee compensation.  No stock-based employee compensation expense was recorded during the period from February 1, 2007 to April 30, 2007, because there were no options granted during this period.  Similarly, no stock-based employee compensation expense was recorded during the period from February 1, 2006 to April 30, 2006, because there were no options granted during this period.

Page | F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

On January 13, 2004, the Company entered into an Asset Purchase Agreement with Sparhawk.  Pursuant to this Asset Purchase Agreement, the Company agreed to sell the finished product veterinary pharmaceutical business, including substantially all of the assets of Vet Labs, to Sparhawk for $5,500,000 in cash. Effective March 4, 2004, this sale was completed.  Simultaneously, on March 4, 2004, Chemdex, Inc. ["Chemdex"], a wholly-owned subsidiary of the Company, advanced $350,000 to Sparhawk in exchange for a promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk for no additional consideration. The promissory note was due in full on March 4, 2009. Interest was payable annually on the anniversary date, but could be deferred and added to the principal balance of the promissory note each year at Sparhawk's discretion. At April 30, 2006 interest of $6,482 (2005 - nil) was accrued and reported as interest receivable on the balance sheet. On May 31, 2006, payment in full for principal and interest was received.  The warrant expired at the earlier of payment in full of the promissory note or 10 years from date of issue and therefore expired before it could be exercised.  Pursuant to a definitive supply agreement [the "Supply Agreement"] entered into on March 4, 2004, Chemdex agreed to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years.  Chemdex also granted to Sparhawk an exclusive license to use the drug master file to manufacture 10% bulk Iron Dextran for veterinary use, and the use of certain equipment during the 10-year period of the Supply Agreement. Pursuant to definitive agreements, the Company made representations, warranties and indemnities and agreed to a full release of all claims against Sparhawk arising from litigation. Similarly, Sparhawk agreed to a full release of all claims against the Company arising from the Joint Venture litigation.

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

Page | F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.

Segmented Information:

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2007	2006

Total revenue by significant customer:
Customer A	$265,150	$255,125
Customer B	$225,446	$78,779
Customer C	$161,624	$171,316
Customer D	$97,156	$211,100
Customer E	$--	$164,922
	$749,376	$884,242

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2007	2006

Sales by geographic destination:
Europe	$521,422	$630,288
United States	$297,420	$301,411
Canada	$291,819	$229,772
Pacific Rim	$186,115	$96,172
Other	$50,357	$176,030
	$1,347,133	$1,433,673

Page | F-11

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s fiscal year ends on January 31st of each year.  In this report, fiscal year 2008 refers to the Company’s fiscal year ended January 31, 2008.  The following discussion should be read in conjunction with the April 30, 2007 interim consolidated financial statements and notes thereto included elsewhere in this report.  Operating results for the three months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2007.  The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles.  All amounts are in United States dollars, unless otherwise denoted.

Overview

The Company is engaged in the research, development, manufacture and marketing of biotechnology-based products for the human pharmaceutical market, and also manufactures bulk pharmaceutical intermediates for the worldwide veterinary pharmaceutical industry.  The Company conducts its business operations through its wholly-owned subsidiaries, Dextran Products and Chemdex.

The manufacture and sale of bulk quantities of dextran and derivative products for sale to large pharmaceutical companies throughout the world is conducted through Dextran Products in Canada, and Chemdex in the United States which provides ferric hydroxide and hydrogenated dextran to Sparhawk pursuant to a definitive supply agreement.

Management Objectives for Fiscal 2008.  In fiscal year 2008, management intends to continue to focus on the core products of Dextran Products that have historically been the backbone of the Company.  Opportunities to increase distribution chains for existing Dextran products in certain overseas markets, such as India, China and Russia continue to be explored by management. New customers have also been identified in Europe. Expanding current market opportunities and the potential for new market penetration has led management to make plant refurbishments and the expansion of production capacity a priority for fiscal year 2008 with respect to the Company’s manufacturing operations located in Toronto. The first step has been construction of new drying facilities to produce increased quantities of higher quality product. These products have traditionally generated higher margins. Production of product utilizing this new equipment is planned for the third quarter of fiscal year 2008.

Research and development of the Company’s human pharmaceutical products is coordinated at Dextran Products.  Ushercell is a high molecular weight Cellulose Sulphate that was envisioned for topical vaginal use primarily in the prevention of unplanned pregnancies, as well as the transmission of AIDS and other sexually transmitted diseases. On January 31, 2007, the Company announced that trials, originally intended to evaluate various aspects of the use of Cellulose Sulphate as a contraceptive gel with antiviral capabilities, were being halted due to a possible increase in transmission of HIV. Announcements were prepared and distributed in conjunction with CONRAD and other agencies which were involved with the trials. A full investigation is now underway as to the potential cause and to determine exactly what occurred. The final report is expected towards the end of fiscal year 2008. Until the report is available, it is impossible to plan future developments of this product for any of the indications that have been identified to date. The Company never received any financial gain from this project, and as a result, there is no immediate or direct effect on sales or revenues.

Page | 1

Chemdex, Vet Labs and the Joint Venture Business

During approximately one month of fiscal year 2005, the Company also engaged in the finished product veterinary pharmaceutical business through its United States subsidiary Chemdex, which, in turn, conducted its operations through its subsidiary, Vet Labs.  On December 1, 1992, Vet Labs and Sparhawk Laboratories Inc. entered into a Joint Venture for the purpose of manufacturing and selling veterinary pharmaceutical products.   On January 13, 2004, the Company, Chemdex and Vet Labs entered into an Asset Purchase Agreement with Sparhawk pursuant to which the Company agreed to sell its finished product veterinary pharmaceutical business, including substantially all of the assets of Vet Labs and its ownership interest in the Joint Venture, to Sparhawk for $5,500,000 in cash.  The sale was completed on March 4, 2004.  Simultaneously with the closing, Chemdex advanced $350,000 to Sparhawk in exchange for an unsecured subordinated promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk.  The promissory note was payable in full on March 4, 2009. Interest was payable annually, but could be deferred and added to the principal balance of the promissory note each year at Sparhawk’s discretion. At April 30, 2006, interest of $6,482 was accrued and reported as interest receivable on the balance sheet. On May 31, 2006, payment in full for principal and interest was received. The warrant expired at the earlier of payment in full of the promissory note or March 4, 2014, and therefore expired before it could be exercised.  Chemdex also entered into a supply agreement with Sparhawk to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years.

          Management considered the finished goods veterinary pharmaceuticals industry to be a highly competitive, mature industry, and believed that meaningful growth in this industry would require significant investment in new product development.  The Company’s investment in this industry through the Joint Venture required the sharing of profits with its partner.  Management believed that the Company could expect to obtain a higher return on investment by focusing on its current Dextran Products business and on human pharmaceutical research and development projects.  The sale of this business segment resulted in a significant reduction in consolidated sales and gross profits during fiscal year 2006

Page | 2

Results of Operations

Three months ended April 30, 2007 compared to three months ended April 30, 2006

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2007	2006	Variance

Net income (loss)	$(134,238)	$239,476	(156)%

Earnings (Loss) per Share	$(0.04)	$0.08

The net loss for the first quarter of fiscal year 2008 is a result of the low gross margins and the slightly lower sales volumes experienced during the period. The net income for the first quarter of fiscal year 2007 was attributable primarily to the recognition of the deferred gain on the promissory note related to the sale of the veterinary products assets to Sparhawk (Note 7) as well as the higher gross margins experienced during the period. Without this gain and the related interest received, the Company would have incurred a net loss of $117,006 and the loss per share would have been $0.04 for the first quarter of fiscal year 2007.

	Three Months	Three Months
	Ended	Ended
	April 30	April 30,
	2007	2006	Variance

Sales	$1,347,133	$1,433,673	(6)%

Sales for the first quarter of fiscal year 2008 decreased slightly from the comparable period for fiscal year 2007. However the product mix for fiscal year 2008 was influenced by delayed orders from some customers and the repair of key production equipment, which in turn necessitated outsourcing of spray dried product, and resulted in lower sales of higher margin products.

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2007	2006	Variance

Gross profit	$208,961	$320,022	(35)%
Percentage of sales	15%	22%

The decrease in gross margin is primarily due to two factors. First, as mentioned above, the sales mix did not favor higher margin product. Second, certain direct costs were higher than anticipated; repairs and maintenance increased as a result of repairs to key production equipment, and utilities increased due to supplier price increases.

Page | 3

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2007	2006	Variance

Selling, promotion, general and administrative expenses	$298,326	$366,149	(19)%

The decrease during the first quarter of fiscal year 2008 in selling, promotion, general and administrative expenses is primarily due to a general decrease in the expenses of the Company. These reductions included legal, insurance, consulting and reporting costs, and are a result of the continued focus by management to minimize this cost center.

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2007	2006	Variance

Research and development expenditures	$21,327	$93,701	(77)%

The decrease in research and development expenses during the first quarter of fiscal year 2008 is a result of the reduction in activities due to the suspension of Phase III clinical trials for Ushercell, which was announced in January 2007. An independent review board is examining all of the data associated with the clinical trial and its report is expected later this fiscal year. Additionally, the costs related to patent issuance fees and consulting fees were reduced in the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007.

The bacterial vaginosis trial that was run in fiscal 2007 is also due to generate a report in fiscal 2008. At this time, no further research regarding bacterial vaginosis is planned.

Funding for the Company’s primary development product, cellulose sulphate, has been provided directly by third party public and/or private sector groups to the entities carrying out such research.  The Company did not take possession or control over these funds.  The Company has benefited from the results of research projects through the ownership of patents and/or licenses with respect to the products involved.  The Company has no commitments to repay this funding or to purchase the results of such research.

Further funding from research and development partners for these projects has been put on hold, pending receipt of the independent review board report mentioned above.

Page | 4

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2007	2006	Variance

Depreciation and amortization expense	$130,921	$144,111	(9)%

The decrease in depreciation and amortization expense for the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007 resulted primarily from some assets, primarily in plant equipment, having reached their fully depreciated values. Significant asset acquisitions related to the plant refurbishment have not been put into service and are therefore not yet being depreciated.

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2007	2006	Variance

Interest expense	$24,836	$19,498	27%

Interest expense for the first quarter of fiscal 2008 increased from the comparative amount for the first quarter of fiscal year 2007. This is a result of the increase in long-term debt related to the capital equipment loan obtained in the second quarter of fiscal year 2007, and the increase in interest rates applicable to the due to shareholder amount, partially offset by the reduction in capital lease obligations.

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2007	2006	Variance

Foreign exchange (gain) loss	$27,221	$(127)	21,533%

The foreign exchange loss for the first quarter of fiscal year 2008 compared to the gain for the first quarter of fiscal year 2007 was due to the decline in value of the United States dollar compared to the Canadian dollar, combined with the decrease in Dextran Products’ net asset exposure to the United States dollar. At April 30, 2007, Dextran Products has a net asset exposure to the United States dollar because its liabilities denominated in United States dollars were less than its United States dollar denominated accounts receivable balances.

Page | 5

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2007	2006	Variance

Interest and other income	$38,382	$408,583	(91)%

Other income in the first quarter of fiscal year 2008 is primarily related to interest income, which increased partially due to cessation of the allowance related to the shareholder loan. Other income in the first quarter of fiscal year 2007 is primarily related to recognition of the deferred gain on the promissory note receivable from Sparhawk (Note 7).

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2007	2006	Variance

Provision for (recovery of) income taxes	–	–	0%

The tax provision of nil for the quarter ended April 30, 2007 and April 30, 2006 results from the carryforward of unused tax losses, and tax credits arising from unused research and development expenditures. The Canadian operations continue to have significant research and development tax pools to offset current taxes payable.

Page | 6

Liquidity and Capital Resources

As of April 30, 2007, the Company had cash and cash equivalents of $1,626,590, compared to cash and cash equivalents of $1,384,995 at January 31, 2007.  In the first quarter of fiscal year 2008 the Company generated cash of $305,364 in its operating activities, compared to using cash of $179,244 for the first quarter of fiscal year 2007.  The generation of cash for operations during the first quarter of fiscal year 2008 is primarily due to the decrease in receivables, partially offset by the increase in inventory.    Depreciation continues to be a large non-cash expense of the Company.

The Company’s working capital remained consistent at $2,364,580 and a working capital ratio of 2.6 to 1 as of April 30, 2007, compared to $2,375,436 and 2.5 to 1 as of January 31, 2007.

Management expects the primary source of its future capital needs to be a combination of company earnings, cash on hand and borrowings.

The Company believes that, based upon the current levels of revenues and spending, its existing working capital resources will be sufficient to support continuing operations for the foreseeable future.

As of April 30, 2007, the Company had accounts receivable of $664,963 and inventory of $1,526,859, compared to $1,139,186 and $1,338,857 respectively at January 31, 2007 and $946,708 and $1,778,423 respectively at April 30, 2006.  The decrease in accounts receivable during the first quarter ended April 30, 2007 is due to the decrease in sales during the quarter and the timing of customer payments.

At April 30, 2007, the Company had accounts payable of $1,037,252 compared to $1,213,518 at January 31, 2007 and $681,420 at April 30, 2006.  The decrease in accounts payable was due to larger payments related to the plant refurbishment, and the timing of supplier payments.

During the first quarter of fiscal year 2008, capital expenditures totaled $737,743, as compared to $194,606 in the first quarter of fiscal year 2007. The expenditures for the first quarter of fiscal 2008 were primarily for construction costs relating to the plant refurbishment, as compared to the engineering consulting fees incurred the first quarter of fiscal year 2007. Management intends to complete Phase I of its plant refurbishment and expansion plan at Dextran Products in Toronto during the third quarter of fiscal year 2008 and expects capital expenditures to substantially decrease during the remainder of fiscal year 2008.

The change in accumulated other comprehensive income of the Company is primarily attributable to the currency translation adjustment of Dextran Products.  Dextran Products’ functional currency is the Canadian dollar.  This currency translation adjustment arises from the translation of Dextran Products’ financial statements to U.S. dollars.

Dextran Products has a Cdn. $750,000 (U.S. $675,600) operating line of credit, of which none was utilized at April 30, 2007 and January 31, 2007.  This line of credit bears interest at the Canadian banks’ prime lending rate plus 0.75% (April 30, 2007 – 6.00.%; January 31, 2007 – 6.00%).  In May 2006 a fixed term rate loan of Cdn. $500,000 (U.S. $450,400) was obtained to fund capital purchases. The interest rate is 0.75% over Canadian bank prime lending rate (6.95%). Bank indebtedness is collateralized by a general security agreement over the Company’s assets and a collateral mortgage of Cdn. $500,000 on the Dextran Products building in Toronto.  The line of credit is used periodically by the Company to cover temporary short-term Canadian dollar cash needs.  For these short-term cash needs, the interest expense on the credit line is typically less than the transaction costs incurred in selling short-term investments.

Page | 7

The increase in long-term debt and capital lease obligations from January 31, 2007 is due to the increase in value of the Canadian dollar compared to the United States dollar during the quarter ended April 30, 2007,

Changes in the relative values of the Canadian dollar and the United States dollar occur from time to time and may, in certain instances, materially affect the Company’s results of operations.

The Company does not believe that the impact of inflation and changing prices has had a material effect on its operations or financial results at any time in the last three years.

Related Party Transactions

In August 1997, the Company loaned the late Thomas C. Usher, its Vice-Chairman, Director of Research and Development, a member of its Board of Directors and the beneficial owner of greater than 5% of the outstanding common shares of the Company, $691,500 at an interest rate equal to the prime rate of Toronto Dominion Bank plus 1.50% (the “Loan”).  The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher.  Repayment of the Loan is accomplished by periodic payments and, in the past, bonus payments, if any, granted to Thomas C. Usher as an employee of the Company.  The amount outstanding under the Loan as of April 30, 2007 was $314,180, as compared to $306,827 at January 31, 2007, including accrued interest.  The Company has taken a cumulative provision of $323,490 against accrued interest on this loan at April 30, 2007, and January 31, 2007. Obligations with respect to the Loan transferred to the estate of Thomas C. Usher.

In August 1999, Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the “Receivables”) due to the Company from Novadex Corp.  The Receivables have no specific repayment terms.  The total outstanding amount of the Receivables as of April 30, 2006 and January 31, 2007 was $130,619.  The Company continues to be obligated to make royalty payments to Mr. Usher's estate pursuant to intellectual property license agreements, and intends to continue to offset such payments against the Receivables. Thomas C. Usher also owed $250,000 to a subsidiary of the Company, Novadex International Limited, as of April 30, 2007, pursuant to a non-interest bearing loan with no specific repayment terms.  The outstanding amount of this loan has not changed from January 31, 2007. The amounts continue to remain owing from the estate of Thomas C. Usher.

As of April 30, 2007, Thomas C. Usher, now through his estate, had pledged 302,409 common shares of the Company as security for these amounts owing to the Company.  These common shares had a market value of $659,252 at April 30, 2007, based on the closing price of the Company’s common shares on the NASDAQ Capital Market on April 30, 2007. The Company intends to continue to hold the pledged assets as collateral until the amounts owing discussed above are repaid.

Page | 8

The Company had a commitment to pay an amount equal to one year’s salary, $110,000, to Thomas C. Usher’s estate. The amount owing on this commitment as at April 30, 2007 is $39,519.

The Company also has an outstanding loan payable to Ruth Usher, a former director and the widow of Thomas C. Usher.  The amount due from the Company pursuant to this loan decreased to $677,344 at April 30, 2007 from $679,285 at January 31, 2007 due to monthly payments by the Company, less interest charges.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

As of April 30, 2007, future minimum cash payments due under contractual obligations, including, among others, the Dextran Products line of credit, the loan payable to Ruth Usher, the long-term debt obligation in connection with the Chemdex redemption, research and development agreements and capital lease agreements, are as follows:

Payment due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations (1)	$ 1,245,049	$ 136,128	$ 271,866	$269,221	$567,834
Capital lease obligations (2)	17,862	6,495	11,367	--	--
Operating Lease obligations (3)	4,060	580	1,160	1,160	1,160
Purchase obligations (4)	152,304	152,304	--	--	--
Revolving loans (5)	--	--	--	--	--
Total	$1,419,275	$295,507	$284,393	$270,381	$568,994

Page | 9

1.             Consists of:

(a)

Equipment purchase term loan of Cdn $467,197 (US $420,860) repayable to a Canadian bank in monthly payments of Cdn $5,792 including interest at 6.95%, maturing May 2011; and

(b)

Note payable in quarterly payments of Cdn. $419 (US $375), bearing interest at 10.43% and maturing December 2009; and

(c)

Amounts due to shareholder which bear interest at the U.S. bank prime lending rate plus 1.5%, with required minimum monthly payments, including interest, of $6,000.

2.            Consists of capital lease obligations for office equipment of Cdn. $17,027 (US $15,338) repayable in quarterly installments, bearing interest at 10.43% and maturing December 2009.

3.

Consists of operating lease obligations for office equipment requiring quarterly payments of Cdn. $161 (US $145).

4.

Consists of:

(a)

Purchase obligations of $53,542 for research and development services payable as specified milestones are achieved.

(b)

Purchase obligation of $98,762 for completion of construction phases related to the plant refurbishment.

5.

Consists of Canadian operating line of credit bearing interest at the Canadian banks’ prime lending rate plus 0.75%, repayable upon demand.  No balance is outstanding at April 30, 2007.

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

Page | 10

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

Allowance for Doubtful Accounts

Accounts receivable is stated net of allowances for doubtful accounts.  Allowances for doubtful accounts are determined by each reporting unit on a specific item basis.  Management reviews the credit worthiness of individual customers and past payment history to determine the allowance for doubtful accounts.  Since the majority of sales at Dextran Products are export, Dextran Products maintains credit insurance through a crown corporation which is supported by the Canadian government, for the majority of its customers’ receivables.  There has been no allowance for doubtful accounts during the past two fiscal years.

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

Page | 11

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

Page | 12

Changes in Accounting Policies

No changes in accounting principles or their application have been implemented in the reporting period that would have a material effect on reported income.

Page | 13

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

	Expected Maturity Date
								Fair
	1/31/08	1/31/09	1/31/10	1/31/11	1/31/12	Thereafter	Total	Value
	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn)	1,032,684	—	—	—	—	—	1,032,684	1,032,684
Average interest rate	3.26%	—	—	—	—	—	3.26%
Liabilities:
Long-term debt:
Fixed rate ($Cdn)	7,327	5,490	6,090	—	—	—	18,906	18,906
Average interest rate	8.84%	10.43%	10.43%	—	—	—	10.43%

Page | 14

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

	Expected Maturity Date
								Fair
	1/31/08	1/31/09	1/31/10	1/31/11	1/31/12	Thereafter	Total	Value
	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn)	1,032,684	—	—	—	—	—	1,032,684	1,032,684
Average interest rate	3.26%	—	—	—	—	—	3.26%
Notes receivable:
Variable rate ($US)	55,662	61,089	67,046	73,582	49,448	—	306,828	306,828
Average interest rate	9.75%	9.75%	9.75%	9.75%	9.75%	—	9.75%
Liabilities:
Long-term debt:
Fixed rate ($Cdn)	7,327	5,490	6,090	—	—	—	18,906	18,906
Average interest rate	10.43%	10.43%	10.43%	—	—	—	10.43%
Variable rate ($US)	100,432	112,284	115,174	118,272	121,593	259,442	827,198	827,198
Average interest rate	7.44%	7.34%	7.35%	7.36%	7.37%	8.94%	7.63%

Page | 15

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

Page | 16

PART II

OTHER INFORMATION

Item  1.            Legal Proceedings

The Company is not a party to any pending legal proceedings.

Item 1A.          Risk Factors

There have been no material changes to the Risk Factors previously disclosed in the Company’s 10–K dated January 31, 2007.

 Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.             Defaults Upon Senior Securities

Not applicable.

Item 4.              Submission of Matters to a Vote of Security Holders.

No items were submitted to a vote of the Company’s shareholders during the quarter ended April 30, 2007.

Item 5.              Other Information

Not applicable.

Page | 17

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

Page | 18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:

June 14, 2007

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