Form 10-Q
period 2007-07-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2007-09-14
CIK 317158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

Large Accelerated Filer ___        Accelerated Filer ___        Non-Accelerated Filer   X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __         No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value	3,072,846
(Title of Class)	(Outstanding at August 31, 2007)

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent the expectations or beliefs of Polydex Pharmaceuticals Limited (the ‘Company’) concerning future events, including, but not limited to, statements regarding the Company’s future growth, results of operations, liquidity and capital resources, expectations of regulatory approvals and the commencement of sales of products. The Company has tried to identify such forward-looking statements by use of words such as "believes," "anticipates," "intends," "plans," "will," "should," "expects" and similar expressions, but these words are not the exclusive means of identifying such statements. The Company cautions that these and similar statements in this Quarterly Report on Form 10-Q and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by various risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, without limitation, changing market conditions, the progress of clinical trials and the results obtained, the establishment of new corporate alliances, the impact of competitive products and pricing, and the timely development, regulatory approval and market acceptance of the Company’s products, as well as the other risks discussed herein, none of which can be assured. The forward-looking statements contained herein speak only as to the date of this report. Except as otherwise required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

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

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets
(Expressed in United States dollars)

	July 31	January 31
	2007	2007
	(Unaudited)	(Audited)

Assets

Current assets:
Cash and cash equivalents (note 3)	$794,745	$1,384,995
Trade accounts receivable	859,308	1,139,186
Inventories
Finished goods	905,997	792,128
Work in process	403,211	364,338
Raw materials	220,903	182,391

	1,530,111	1,338,857
Prepaid expenses and other current assets	106,748	100,780

Total current assets	3,290,912	3,963,818

Property, plant and equipment, net	5,615,216	4,308,337
Patents and intangible assets, net	49,531	53,551
Investments available for sale (note 4)	781,738	1,437,636
Due from shareholder	355,564	363,956

	$10,092,961	$10,127,298

	July 31	January 31
	2007	2007
	(Unaudited)	(Audited)
Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$721,298	$1,213,518
Accrued liabilities	231,799	188,869
Payroll and related taxes payable	64,917	49,624
Customer deposits	92,932	92,757
Current portion of long-term debt	37,340	32,957
Current portion of capital lease obligations	5,423	4,657
Current portion of due to shareholder	7,000	6,000

Total current liabilities	1,160,709	1,588,382

Long-term debt	395,359	374,624
Capital lease obligations	9,268	10,902
Due to shareholder	667,926	673,309
Deferred income taxes	134,754	121,767

	1,207,307	1,180,602

Total liabilities	2,368,016	2,768,984

Shareholders’ equity:
Capital stock
Authorized:
100,000 Class A preferred shares of $0.10 each
899,400 Class B preferred shares of $0.0167 each
10,000,000 common shares of $0.0167 each
Issued and outstanding:
899,400 Class B preferred shares	15,010	15,010
3,072,846 common shares (January 31, 2007 - 3,072,846)	51,185	51,185
Contributed surplus	23,483,659	23,483,659
Deficit	(17,256,624)	(16,894,033)
Accumulated other comprehensive income	1,431,715	702,493

	7,724,945	7,358,314

	$10,092,961	$10,127,298

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Expressed in United States dollars)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	July 31	July 31	July 31	July 31
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$1,504,365	$1,856,718	$2,851,498	$3,290,391
Cost of goods sold	1,405,262	1,625,305	2,543,434	2,738,956

	99,103	231,413	308,064	551,435

Expenses:
General and administrative	294,955	333,944	569,188	672,506
Research and development	54,520	72,484	75,847	166,185
Selling and promotion	27,081	45,918	51,174	73,505
Interest expense	25,008	24,390	49,844	43,888
Depreciation	9,685	13,774	19,556	27,188
Foreign exchange (gain) loss	18,365	(8,120)	45,586	(8,247)
Loss (gain) on sale of assets	-	3,486	-	(20)
Cash surrender value of life insurance	(77,073)		(77,073)
Interest and other income	(25,085)	(34,649)	(63,467)	(443,232)

	327,456	451,227	670,655	531,773

Income (loss) before income taxes	(228,353)	(219,814)	(362,591)	19,662

Provision for (recovery of) income taxes	-	-	-	-

Net income (loss) for the period	(228,353)	(219,814)	(362,591)	19,662

Unrealized gain (loss) on investments available for sale	3,332	7,450	397	(1,921)

Currency translation adjustment	296,573	-91,841	728,825	48,724

Comprehensive income (loss) for the period	$71,552	$-304,205	$366,631	$66,465

Per share information:
Earnings (loss) per common share:
Basic	$(0.07)	$(0.07)	$(0.12)	$0.01
Diluted	$(0.07)	$(0.07)	$(0.12)	$0.01

Weighted average number of common shares used in computing net earnings per share for the period:
Basic	3,072,846	3,060,396	3,072,846	3,059,646
Diluted	3,072,846	3,060,396	3,072,846	3,078,472

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Shareholders’ Equity
(Expressed in United States dollars)

	Six	Six
	Months	Months
	Ended	Ended
	July 31	July 31
	2007	2006
	(Unaudited)	(Unaudited)

Preferred Shares:
Balance, beginning and end of period	$15,010	$15,010

Common Shares:
Balance, beginning of period	51,185	50,953
Common share options exercised	-	50
Balance, end of period	$51,185	$51,003

Contributed Surplus:
Balance, beginning of period	23,483,659	23,400,259
Common share options issued	-	35,160
Common share options exercised	-	8,950
Balance, end of period	$23,483,659	$23,444,369

Deficit:
Balance, beginning of period	$(16,894,033)	$(16,633,410)
Net income (loss) for the period	(362,591)	19,662

Balance, end of period	$(17,256,624)	$(16,613,748)

Accumulated Other Comprehensive Income:
Balance, beginning of period	$702,493	$945,250
Unrealized gain (loss) on investments available for sale	397	(1,921)
Currency translation adjustment for the period	728,825	48,724

Balance, end of period	$1,431,715	$992,053

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Cash Flows (Unaudited)
(Expressed in United States dollars)

	Six	Six
	Months	Months
	Ended	Ended
	July 31	July 31
	2007	2006
	(Unaudited)	(Unaudited)

Cash provided by (used in):

Operating activities:
Net income (loss) for the period	$(362,591)	$19,662
Add (deduct) items not affecting cash:
Depreciation and amortization	270,685	294,600
Amortization of premium on investments available for sale	-	473
Gain on disposal of equipment	-	(20)
Options issued in exchange for services	-	35,160
Net change in non-cash working capital balances related to operations	(229,660)	(205,267)
`
	(321,566)	144,608

Investing activities:
Additions to property, plant and equipment and patents	(1,089,321)	(437,060)
Decrease in due from shareholder	8,392	29,400
Decrease in accrued interest on investments	3,232	12,932
Unrealized gain on commercial paper available for sale	1,335	309
Proceeds of investments available for sale	774,989	769,869
Proceeds from sale of equipment	-	4,450

	(301,373)	379,900

Financing activities:
Repayment of long-term debt	(17,193)	(5,645)
Repayment of capital lease obligations	(2,418)	(92,459)
Increase (decrease) in due to shareholder	(4,383)	1,175
Increase in long-term bank indebtedness	-	442,987
Exercise of common share options	-	9,000

	(23,994)	355,058

Effect of exchange rate changes on cash	56,684	(4,878)

Increase (decrease) in cash and cash equivalents	(590,250)	874,688

Cash and cash equivalents, beginning of period	1,384,995	971,451

Cash and cash equivalents, end of period	$794,745	$1,846,139

Cash and cash equivalents is comprised of the following:
Cash	$240,523	$694,062
Short-term deposits	554,222	1,152,077

	$794,745	$1,846,139

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation:

The information contained in the interim consolidated financial statements is condensed from that which would appear in annual consolidated financial statements. The interim consolidated financial statements included herein should be read in conjunction with the audited financial statements, and notes thereto, and other financial information contained in the 2007 Annual Report on Form 10-K for the fiscal year ended January 31, 2007 as filed by Polydex Pharmaceuticals Limited (the "Company") with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of July 31, 2007 and 2006 include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries in which the Company has equal to or more than a 50% ownership interest and exercises control.

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

Page |F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Page |F-7

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

Stock options
The Company has elected to follow Statement of Financial Accounting Standards No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS 123(R)"). Under SFAS 123(R), compensation expense is recognized on the date of grant, based on the fair value of the options granted.

Earnings (loss) per common share
Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding of 3,072,846 for the three months ended July 31, 2007 (2006 - 3,060,396). Diluted earnings (loss) per common share is computed using the weighted average number of common shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock. Incremental shares of nil at July 31, 2007 and July 31, 2006 were used in the calculation of diluted earnings (loss) per common share, as their effect was anti-dilutive. Options to purchase common shares of nil were included in the computation of diluted earnings per share as at July 31, 2007. Options to purchase common shares of 35,175 at July 31, 2006 were included in the computation of diluted earnings (loss) per common share.

3. Cash and Cash Equivalents:

Cash and cash equivalents consist of the following:

	July 31	January 31
	2007	2007

Cash	$240,523	$382,419
Short-term deposit	554,222	1,002,576
	$794,745	$1,384,995

Short-term deposit in the amount of Cdn. $590,008 bears interest at 4.39% and mature on September 14, 2007. Short-term deposits consist of commercial paper and are available for sale and are stated at fair market value, based on quoted market prices. An unrealized loss of $8,313 has been included in accumulated other comprehensive income.

Page |F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. Investments Available For Sale:

Investments available for sale consist of the following:

	July 31	January 31
	2007	2007

Canadian medium-term fixed income fund	$314,902	$636,024
Canadian income trust units and mutual funds	$466,836	$801,612
	$781,738	$1,437,636

Canadian medium-term fixed income fund has maturity dates extending from one to two years and a yield of approximately 4.9%. Investments available for sale are stated at fair market value, based on quoted market prices. An unrealized gain of $8,710 has been included in accumulated other comprehensive income.

5. Commitments and Contingencies:

The Company is committed to make a payment of $21,556 upon the completion of the final report of the bacterial vaginosis clinical study, begun in September 2004, which is expected to occur during fiscal year 2008. In March 2006, the Company entered into an agreement for the monitoring of the bacterial vaginosis clinical trial. A payment of $26,563 was made in the second quarter of fiscal year 2008, and a final payment is expected to made in fiscal year 2008 in the amount of $5,423.

As at July 31, 2007, the Company had commitments of $45,081 for capital expenditures related to the plant refurbishment at Dextran Products in Toronto, and is expecting to make payment on these refurbishments in fiscal year 2008.

6. Stock-based Employee Compensation:

The Company maintains an incentive share option plan for management personnel for options to purchase up to 1,000,000 common shares. The Company also issues options to certain consultants for services provided to the Company.

All options granted have terms of five years and vest immediately. At July 31, 2007, the Company had 37,725 options outstanding at exercise prices ranging from $2.50 to $10.01 and a weighted average exercise price of $5.64. The options, which are immediately exercisable and expire on dates between January 31, 2008 and January 31, 2012, entitle the holder of an option to acquire one common share of the Company.

The Company uses the fair value method in accordance with SFAS 123 to account for awards of stock-based employee compensation. No stock-based employee compensation expense was recorded during the period from February 1, 2007 to July 31, 2007, because there were no options granted during this period. During the three months ended July 31, 2006, 7,500 common share stock options were granted to employees and non-employees of the Company. These options were valued at $35,160 and were charged to general and administrative expense, in accordance with SFAS 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.04%; dividend yield of nil; volatility factor of the expected market price of the Company’s common stock of 0.644, and an expected life of the options of five years.

Page |F-9

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

Page |F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. Segmented Information:

	Six Months	Six Months
	Ended	Ended
	July 31,	July 31,
	2007	2006

Total revenue by significant customer:
Customer A	$588,945	$523,335
Customer B	$290,117	$282,868
Customer C	$258,091	$78,779
Customer D	$194,400	$355,136
Customer E	$170,240	$379,679
Customer F	$103,600	$331,760
Customer F	$1,605,393	$1,951,557

	Six Months	Six Months
	Ended	Ended
	July 31,	July 31,
	2007	2006

Sales by geographic destination:
Europe	$1,214,033	$1,300,195
United States	$523,037	$498,353
Canada	$483,494	$496,912
Pacific Rim	$370,056	$320,006
Other	$260,878	$674,925
	$2,851,498	$3,290,391

Page |F-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s fiscal year ends on January 31st of each year. In this report, fiscal year 2008 refers to the Company’s fiscal year ended January 31, 2008. The following discussion should be read in conjunction with the July 31, 2007 interim consolidated financial statements and notes thereto included elsewhere in this report. Operating results for the six months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2007. The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles. All amounts are in United States dollars, unless otherwise denoted.

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

Management Objectives for Fiscal 2008. In fiscal year 2008, management intends to continue to focus on the core products of Dextran Products that have historically been the backbone of the Company. Opportunities to increase distribution chains for existing Dextran products in certain overseas markets, such as India, China and Russia continue to be explored by management. New customers have also been identified in Europe. Expanding current market opportunities and the potential for new market penetration has led management to make plant refurbishments. and the expansion of production capacity a priority for fiscal year 2008 with respect to the Company’s manufacturing operations located in Toronto. The first step has been construction of new drying facilities to produce increased quantities of higher quality product. These products have traditionally generated higher margins. Production of product utilizing this new equipment is planned for the third quarter of fiscal year 2008.

The rise in the Canadian dollar as compared to the United States dollar in the third quarter as well as the year to date of fiscal year 2008 has had a significant negative impact on costs related to the operations of the Company, which are located in Toronto, Canada. Management is addressing this issue through price increases, and continued cost reductions in all areas, especially those related to cost of sales, without compromising the quality of our products.

Research and development of the Company’s human pharmaceutical products is coordinated at Dextran Products. Ushercell is a high molecular weight Cellulose Sulphate that was envisioned for topical vaginal use primarily in the prevention of unplanned pregnancies, as well as the transmission of AIDS and other sexually transmitted diseases. On January 31, 2007, the Company announced that trials, originally intended to evaluate various aspects of the use of Cellulose Sulphate as a gel with antiviral capabilities, were being halted due to higher than expected rates of HIV seroconversion. Announcements were prepared and distributed in conjunction with CONRAD and other agencies which were involved with the trials. A full investigation is now underway as to the potential cause and to determine exactly what occurred. The final report is expected towards the end of fiscal year 2008. The Company never received any financial gain from this project, and as a result, there is no immediate or direct effect on sales or revenues. Management is investigating potential uses for Cellulose Sulphate in the contraceptive field.

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

Results of Operations

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2007	2006	Variance	2007	2006	Variance
Net income (loss)	$(228,353)	$ (219,814)	(4)%	$(362,591)	$19,662	(1944)%

Earnings (Loss) per Share	$(0.07)	$(0.07)		$(0.12)	$0.01

The net loss for the second quarter of fiscal year 2008, as compared to the second quarter of fiscal year 2007, is a result of the low gross margins and lower sales volumes experienced during the period, partially offset by increased investment income. The net income for the year to date of fiscal year 2007 was attributable primarily to the recognition of the deferred gain on the promissory note related to the sale of the veterinary products assets to Sparhawk (see note 7 to the Consolidated Financial Statements) as well as the higher sales and gross margins experienced during that period. Without that gain and the related interest received, the Company would have incurred a net loss of $336,820 and the loss per share would have been $0.08 for the year to date of fiscal year 2007.

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2007	2006	Variance	2007	2006	Variance
Sales	$1,504,365	$1,856,718	(19)%	$2,851,498	$3,290,391	(13)%

The sales decrease for the second quarter and year to date of fiscal year 2008 compared to the second quarter and year to date of fiscal year 2007 was primarily due to plant equipment repairs that decreased overall sales volumes, but especially affected higher margin product sales. In addition, the annual plant shutdown occurred approximately 10 days earlier this year.
	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2007	2006	Variance	2007	2006	Variance
Gross profit	$99,103	$231,413	(57)%	$308,064	$551,435	(44)%
Percentage of sales	6.6%	12.5%		10.8%	16.8%

The decrease in gross margin for the second quarter and the year to date of fiscal year 2008 compared to the second quarter and year to date of fiscal year 2007 is primarily due to several factors throughout both quarters of fiscal year 2008. First, as mentioned above, the sales mix did not favor higher margin product. Second, certain direct costs were higher than anticipated: repairs and maintenance increased as a result of repairs to key production equipment, and utilities increased due to supplier price increases. Third, since production is based at the Dextran Products Limited facility in Toronto, Canada, the rise of the Canadian dollar relative to the US dollar throughout this period significantly increased the cost of sales.

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2007	2006	Variance	2007	2006	Variance
Selling, promotion,
general and
administrative expenses	$322,036	$379,862	(15)%	$620,362	$746,011	(17)%

The decrease during the second quarter and year to date of fiscal year 2008 in selling, promotion, general and administrative expenses is primarily due to a general decrease in the expenses of the Company, offset by the continued increase in the value of the Canadian dollar, as mentioned above. These reductions included legal, insurance, consulting and reporting costs, and are a result of the continued focus by management to minimize this cost center.

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2007	2006	Variance	2007	2006	Variance
Research and development
expenditures	$54,520	$72,484	(25)%	$75,847	$166,185	(54)%

The decrease in research and development expenses during the second quarter and year to date of fiscal year 2008 is a result of the reduction in activities due to the suspension of Phase III clinical trials for Ushercell, which was announced in January 2007. An independent review board is examining all of the data associated with the clinical trial and its report is expected later this fiscal year. Additionally, the costs related to patent issuance fees and consulting fees were reduced in the second quarter and year to date of fiscal year 2008 as compared to the second quarter and year to date of fiscal year 2007.

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

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2007	2006	Variance	2007	2006	Variance
Depreciation and
amortization expense	$139,764	$150,489	(7)%	$270,685	$294,600	(8)%

The decrease in depreciation and amortization expense for the second quarter and year to date of fiscal year 2008 compared to the second quarter and year to date of fiscal year 2007 resulted primarily from some assets, primarily in plant equipment, having reached their fully depreciated values. This decrease is partially offset by the increased value of the Canadian dollar noted above. Significant asset acquisitions related to the plant refurbishment have not been put into service and are therefore not yet being depreciated.

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2007	2006	Variance	2007	2006	Variance
Interest Expense	$25,008	$24,390	2%	$49,844	$43,888	13%

Interest expense for the second quarter of fiscal 2008 increased from the comparative amount for the second quarter of fiscal year 2007 primarily due to the rise in value of the Canadian dollar. In addition to the rise in value of the Canadian dollar, the increase in the year to date of fiscal year 2008 compared to fiscal year 2007 is also due to the increase in long-term debt related to the capital equipment loan obtained in the second quarter of fiscal year 2007, partially offset by the reduction in capital lease obligations.

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2007	2006	Variance	2007	2006	Variance

Foreign exchange (gain) loss	$18,365	$(8,120)	(326)%	$45,586	$(8,247)	(653)%

The foreign exchange loss for the first quarter and year to date of fiscal year 2008 compared to the gain for the first quarter and year to date of fiscal year 2007 was due to the continued decline in value of the United States dollar compared to the Canadian dollar. At July 31, 2007, Dextran Products has a net asset exposure to the United States dollar because its liabilities denominated in United States dollars were less than its United States dollar denominated accounts receivable balances.

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2007	2006	Variance	2007	2006	Variance
Interest and other
income and cash
surrender value of
life insurance	$102,158	$34,649	195%	$140,540	$443,232	(68)%

The increase in other income in the second quarter of fiscal year 2008 is primarily related to the redemption of the cash surrender value of an insurance policy that is no longer required. The decrease in other income in the year to date of fiscal year 2008 compared to the year to date of fiscal year 2007 is primarily related to recognition of the deferred gain on the promissory note receivable from Sparhawk (see note 7 to the Consolidated Financial Statements) in the first quarter of fiscal year 2007. Interest income in the second quarter and the year to date of fiscal year 2008 is also increased by the cessation of the allowance related to the shareholder loan (see Related Party Transactions below).

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2007	2006	Variance	2007	2006	Variance
Provision for
(recovery of) income
taxes	–	–	–	–	–	–

The tax provision of nil for the quarter and year to date ended July 31, 2007 and July 31, 2006 results from the carryforward of unused tax losses, and tax credits arising from unused research and development expenditures. The Canadian operations continue to have significant research and development tax pools to offset current taxes payable.

Liquidity and Capital Resources

As of July 31, 2007, the Company had cash and cash equivalents of $794,745, compared to cash and cash equivalents of $1,384,995 at January 31, 2007. In the second quarter of fiscal year 2008 the Company utilized cash of $626,930 in its operating activities, compared to generating cash of $323,852 for the second quarter of fiscal year 2007. The decrease in cash from operations during the second quarter of fiscal year 2008 was primarily due to the loss from operations during the period, as well as the increase in receivables and inventory. Depreciation continues to be a large non-cash expense of the Company.

The Company’s working capital decreased to $2,130,203 and a working capital ratio of 2.8 to 1 as of July 31, 2007, compared to $2,375,436 and 2.5 to 1 as of January 31, 2007.

Management expects the primary source of its future capital needs to be a combination of company earnings, cash on hand and borrowings.

The Company believes that, based upon the current levels of revenues and spending, its existing working capital resources will be sufficient to support continuing operations for the foreseeable future.

As of July 31, 2007, the Company had accounts receivable of $859,308 and inventory of $1,530,111, compared to $1,139,186 and $1,338,857 respectively at January 31, 2007 and $1,047,865 and $1,601,219 respectively at July 31, 2006. The decrease in accounts receivable is due to the timing of customer payments.

At July 31, 2007, the Company had accounts payable of $721,298 compared to $1,213,518 at January 31, 2007 and $707,157 at July 31, 2006. The decrease in accounts payable was due to reductions in outstanding amounts related to the plant refurbishment and the timing of supplier payments.

During the second quarter of fiscal year 2008, capital expenditures totaled $351,578, as compared to $242,454 in the second quarter of fiscal year 2007. The expenditures for the second quarter of fiscal 2008 were primarily for construction costs relating to the plant refurbishment, as compared to production equipment costs at the Dextran Products plant in Toronto in the second quarter of fiscal year 2007. Management intends to complete Phase I of its plant refurbishment and expansion plan at Dextran Products in Toronto during the third quarter of fiscal year 2008 and expects capital expenditures to substantially decrease during the remainder of fiscal year 2008.

The change in accumulated other comprehensive income of the Company is primarily attributable to the currency translation adjustment of Dextran Products. Dextran Products’ functional currency is the Canadian dollar, which has substantially appreciated compared to the United States dollar during the second quarter and year to date of fiscal year 2008. This currency translation adjustment arises from the translation of Dextran Products’ financial statements to U.S. dollars.

Dextran Products has a Cdn. $750,000 (U.S. $703,037) operating line of credit, of which none was utilized at July 31, 2007 and January 31, 2007. This line of credit bears interest at the Canadian banks’ prime lending rate plus 0.75% (July 31, 2007 – 6.25.%; January 31, 2007 – 6.00%). In May 2006 a fixed term rate loan of Cdn. $500,000 (U.S. $468,700) was obtained to fund capital purchases. The interest rate is 0.75% over Canadian bank prime lending rate (6.95%). Bank indebtedness is collateralized by a general security agreement over the Company’s assets and a collateral mortgage of Cdn. $500,000 on the Dextran Products building in Toronto. The line of credit is used periodically by the Company to cover temporary short-term Canadian dollar cash needs. For these short-term cash needs, the interest expense on the credit line is typically less than the transaction costs incurred in selling short-term investments.

The increase in long-term debt and capital lease obligations from January 31, 2007 is due to the increase in value of the Canadian dollar compared to the United States dollar during the quarter and year to date ended July 31, 2007.

Changes in the relative values of the Canadian dollar and the United States dollar occur from time to time and may, in certain instances, materially affect the Company’s results of operations.

The Company does not believe that the impact of inflation and changing prices has had a material effect on its operations or financial results at any time in the last three years.

Related Party Transactions

In August 1997, the Company loaned the late Thomas C. Usher, its Vice-Chairman, Director of Research and Development, a member of its Board of Directors and the beneficial owner of greater than 5% of the outstanding common shares of the Company, $691,500 at an interest rate equal to the prime rate of Toronto Dominion Bank plus 1.50% (the "Loan"). The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher. Repayment of the Loan is accomplished by periodic payments and, in the past, bonus payments, if any, granted to Thomas C. Usher as an employee of the Company. The amount outstanding under the Loan as of July 31, 2007 was $298,435, as compared to $306,827 at January 31, 2007, including accrued interest. The Company has taken a cumulative provision of $323,490 against accrued interest on this loan at July 31, 2007, and January 31, 2007. Obligations with respect to the Loan transferred to the estate of Thomas C. Usher.

In August 1999, Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the "Receivables") due to the Company from Novadex Corp. The Receivables have no specific repayment terms. The total outstanding amount of the Receivables as of July 31, 2007 and January 31, 2007 was $130,619. The Company continues to be obligated to make royalty payments to Mr. Usher’s estate pursuant to intellectual property license agreements, and intends to continue to offset such payments against the Receivables. Thomas C. Usher also owed $250,000 to a subsidiary of the Company, Novadex International Limited, as of July 31, 2007, pursuant to a non-interest bearing loan with no specific repayment terms. The outstanding amount of this loan has not changed from January 31, 2007. The amounts continue to remain owing from the estate of Thomas C. Usher upon his death on February 26, 2005.

As of July 31, 2007, Thomas C. Usher, now through his estate, had pledged 288,706 common shares of the Company as security for these amounts owing to the Company. These common shares had a market value of $490,800 at July 31, 2007, based on the closing price of the Company s common shares on the NASDAQ Capital Market on July 31, 2007. During the second quarter of fiscal year 2008, George G. Usher, Chief Executive Officer of the Company, purchased 13,703 shares of the Company from the estate for a cost of $23,432, based on the share market price at the time of purchase. Proceeds were used to reduce the shareholder loan owing to the Company. The Company intends to continue to hold the remaining pledged assets as collateral until the amounts owing discussed above are repaid.

The Company had a commitment to pay an amount equal to one year’s salary, $110,000, to Thomas C. Usher’s estate. The amount owing on this commitment as at July 31, 2007 is $38,408.

The Company also has an outstanding loan payable to Ruth Usher, a former director and the widow of Thomas C. Usher. The amount due from the Company pursuant to this loan decreased to $674,900 at July 31, 2007 from $679,285 at January 31, 2007 due to monthly payments by the Company, less interest charges.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

As of July 31, 2007, future minimum cash payments due under contractual obligations, including, among others, the Dextran Products line of credit, the loan payable to Ruth Usher, the long-term debt obligation in connection with the Chemdex redemption, research and development agreements and capital lease agreements, are as follows:

	Payment due by period
Contractual		Less than	1 – 3	3 – 5	More than
Obligations	Total	1 year	years	years	5 years
Long-term debt	$ 1,232,675	$ 162,730	$ 324,663	$322,304	$422,978
obligations (1)
Capital lease	16,898	6,759	10,139	--	--
obligations (2)
Operating Lease	4,228	604	1,208	1,208	1,208
obligations (3)
Purchase	72,060	72,060	--	--	--
obligations (4)
Revolving loans	--	--	--	--	--
(5)
Total	$1,325,861	$242,153	$336,010	$323,512	$424,186

1.    Consists of:

(a)    Equipment purchase term loan of Cdn $457,957 (US $429,281) repayable to a Canadian bank in monthly payments of Cdn $5,792 including interest at 6.95%, maturing May 2011; and

(b)    Note payable in quarterly payments of Cdn. $419 (US $393), bearing interest at 10.43% and maturing December 2009; and

(c)    Amounts due to shareholder which bear interest at the U.S. bank prime lending rate plus 1.5%, with required minimum monthly payments, including interest, of $8,000.

2.    Consists of capital lease obligations for office equipment of Cdn. $16,898 (US $15,840) repayable in quarterly installments, bearing interest at 10.43% and maturing December 2009.

3.    Consists of operating lease obligations for office equipment requiring quarterly payments of Cdn. $161 (US $151).

4.    Consists of:

(a)    Purchase obligations of $26,979 for research and development services payable as specified milestones are achieved.

(b)    Purchase obligation of $45,081 for completion of construction phases related to the plant refurbishment.

5.    Consists of Canadian $750,000 operating line of credit bearing interest at the Canadian banks’ prime lending rate plus 0.75%, repayable upon demand. No balance is outstanding at July 31, 2007.

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

The Joint Venture

In 1992, Vet Labs and Sparhawk entered into the Joint Venture for the manufacture and sale of veterinary pharmaceutical products. Vet Labs and Sparhawk each owned 50% of the Joint Venture during its operation. The Joint Venture was governed by the Agreement for the Operation of Veterinary Laboratories, Inc.’s Lenexa Facility and Sparhawk Lab of KC as a Joint Venture, dated December 1, 1992, by and among Sparhawk, Chemdex and Vet Labs (the "Joint Venture Agreement").

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exchange Rate Sensitivity

The Company’s operations consist primarily of manufacturing activities located in Toronto, Canada. The Company’s products are sold in North America, Europe and the Pacific Rim.

While the majority of the sales of Dextran Products, the Company’s Canadian operation, are denominated in United States dollars, the majority of its expenses are incurred in Canadian dollars. The majority of the assets and liabilities of Dextran Products are denominated in Canadian dollars prior to the currency translation adjustment necessary for preparation of the consolidated financial statements of the Company contained in this report. When the Canadian dollar rises in value relative to the United States dollar, the carrying value of the assets and liabilities of Dextran Products as stated in United States dollars increases. A rise in the Canadian dollar relative to the United States dollar also results in a decrease in gross margins and net income of Dextran Products. Dextran Products also experiences a foreign exchange loss when the Canadian dollar rises in relation to the United States dollar because it has a net asset exposure to the United States dollar resulting from accounts receivables denominated in United States dollars exceeding a United States dollar denominated intercompany loan. Similarly, a decline in the Canadian dollar relative to the United States dollar results in a foreign exchange gain and increased gross margins and net income at Dextran Products.

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

	Expected Maturity Date
									Fair
	1/31/08	1/31/09	1/31/10	1/31/11	1/31/12		Thereafter	Total	Value
				(US$ Equivalent		)
Assets:
Short-term investments:
Fixed rate ($Cdn)	551,812	—	—	—	—		—	551,812	553,063
Average interest rate	4.39%	—	—	—	—		—	4.39%
Liabilities:
Long-term debt:
Fixed rate ($Cdn)	23,980	43,474	46,807	43,375	46,488		243,196	447,320	447,320
Average interest rate	9.36%	9.19%	9.19%	9.00%	9.00%		9.00%	9.12%

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

	Expected Maturity Date
								Fair
	1/31/08	1/31/09	1/31/10	1/31/11	1/31/12	Thereafter	Total	Value
				(US$ Equivalent	)
Assets:
Short-term investments:
Fixed rate ($Cdn)	551,812	—	—	—	—	—	551,812	553,063
Average interest rate	4.39% %	—	—	—	—	—	4.39% %
Notes receivable:
Variable rate ($US)	59,954	65,799	72,215	79,256	21,211	—	298,436	298,436
Average interest rate	9.75%	9.75%	9.75%	9.75%	9.75%	—	9.75%
Liabilities:
Long-term debt:
Fixed rate
($Cdn)	23,980	43,474	46,807	43,375	46,488	243,196	447,320	447,320
Average
interest rate	9.36%	9.19%	9.19%	9.00%	9.00%	9.00%	9.12%
Variable rate
($US)	15,099	31,669	34,757	38,146	41,865	513,364	674,901	674,901
Average
interest rate	9.75%	9.75%	9.75%	9.75%	9.75%	9.75%	9.75%

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

There have been no material changes to the Risk Factors previously disclosed in the Company’s 10–K for the fiscal year ended January 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the July 26, 2007 Annual General Meeting of the Members of the Company, the vote of the Members entitled to notice of, and to vote at, the 2007 Annual General Meeting was as follows:

Election of Board Members
	Votes Cast

	For	Witheld

John L. E. Seidler	2,195,410	243,897
Joseph Buchman	2,195,410	243,897

Ratification of Appointment of Schwartz Levitsky Feldman LLP as Independent Registered Accounting Firm

Votes Cast

For	Against	Abstain

2,266,481	Nil	634,438

Item 5.	Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1	Memorandum of Association of Polydex Pharmaceuticals Limited, as amended to date (filed as Exhibit 3.1 to the Annual Report on Form 10-K filed April 30, 1997, and incorporated herein by reference)

3.2	Articles of Association of Polydex Pharmaceuticals Limited, as amended to date (filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q filed September 13, 1999, and incorporated herein by reference)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     September 14, 2007

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