Form 10-Q
period 2007-10-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2007-12-14
CIK 317158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

Large Accelerated Filer ☐        Accelerated Filer ☐        Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐       No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value	3,072,846
(Title of Class)	(Outstanding at November 30, 2007)

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

PART I

FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements (Unaudited).

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets
(Expressed in United States dollars)

	October 31	January 31
	2007	2007
	(Unaudited)	(Audited)

Assets

Current assets:
Cash and cash equivalents (note 3)	$538,736	$1,384,995
Trade accounts receivable	507,376	1,139,186
Inventories
Finished goods	1,143,406	792,128
Work in process	419,646	364,338
Raw materials	297,143	182,391

	1,860,195	1,338,857
Prepaid expenses and other current assets	202,115	100,780

Total current assets	3,108,422	3,963,818

Property, plant and equipment, net	6,318,709	4,308,337
Patents and intangible assets, net	47,521	53,551
Investments available for sale (note 4)	885,886	1,437,636
Due from shareholder	362,772	363,956

	$10,723,310	$10,127,298

POLYDEX PHARMACEUTICALS LIMITED

	October 31	January 31
	2007	2007
	(Unaudited)	(Audited)
Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$493,800	$1,213,518
Accrued liabilities	248,519	188,869
Payroll and related taxes payable	113,502	49,624
Customer deposits	92,932	92,757
Current portion of long-term debt	39,768	32,957
Current portion of capital lease obligations	6,285	4,657
Current portion of due to shareholder	30,000	6,000

Total current liabilities	1,024,806	1,588,382

Long-term debt	438,366	374,624
Capital lease obligations	8,831	10,902
Due to shareholder	637,966	673,309
Deferred income taxes	152,364	121,767

	1,237,527	1,180,602

Total liabilities	2,262,333	2,768,984

Shareholders' equity:
Capital stock
Authorized:
100,000 Class A preferred shares of $0.10 each
899,400 Class B preferred shares of $0.0167 each
10,000,000 common shares of $0.0167 each
Issued and outstanding:
899,400 Class B preferred shares	15,010	15,010
3,072,846 common shares (January 31, 2007 - 3,072,846)	51,185	51,185
Contributed surplus	23,483,659	23,483,659
Deficit	(17,494,168)	(16,894,033)
Accumulated other comprehensive income	2,405,291	702,493

	8,460,977	7,358,314

	$10,723,310	$10,127,298

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in United States dollars)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 31	October 31	October 31	October 31
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$1,357,681	$1,366,190	$4,209,179	$4,656,581
Cost of goods sold	1,219,734	1,157,654	3,763,168	3,896,610

	137,947	208,536	446,011	759,971

Expenses:
General and administrative	270,414	277,974	839,602	950,480
Research and development	49,007	35,515	124,854	201,700
Selling and promotion	20,273	48,277	71,447	121,782
Interest expense, net	24,613	23,668	74,457	67,556
Depreciation	10,189	10,345	29,745	37,533
Foreign exchange (gain) loss	24,371	176	69,957	(8,071)
Gain on sale of assets	—	—	—	(20)
Cash surrender value of life insurance	—	—	(79,684)	—
Interest and other income	(24,749)	(39,438)	(85,605)	(482,670)

	374,118	356,517	1,044,773	888,290

Loss before income taxes	(236,171)	(147,981)	(598,762)	(128,319)

Provision for income taxes	1,373	—	1,373	—

Net loss for the period	(237,544)	(147,981)	(600,135)	(128,319)

Unrealized loss on investments available for sale	(3,185)	(1,110)	(2,786)	(3,031)

Currency translation adjustment	976,761	56,314	1,705,584	105,038

Comprehensive income (loss) for the period	$736,032	$(92,777)	$1,102,663	$(6,312)

Per share information:
Loss per common share:
Basic	$(0.08)	$(0.05)	$(0.20)	$(0.04)
Diluted	$(0.08)	$(0.05)	$(0.20)	$(0.04)

Weighted average number of common shares used in
computing net loss per share for the period:
Basic	3,072,846	3,061,896	3,072,846	3,059,646
Diluted	3,072,846	3,078,155	3,072,846	3,077,698

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Shareholders' Equity (Unaudited)
(Expressed in United States dollars)
	Nine Months	Nine Months
	Ended	Ended
	October 31	October 31
	2007	2006
	(Unaudited)	(Unaudited)

Preferred Shares:
Balance, beginning and end of period	$15,010	$15,010

Common Shares:
Balance, beginning of period	$51,185	$50,953
Common share options exercised	—	50

Balance, end of period	$51,185	$51,003

Contributed Surplus:
Balance, beginning of period	$23,483,659	$23,400,259
Common share options issued	—	35,160
Common share options exercised	—	8,950

Balance, end of period	$23,483,659	$23,444,369

Deficit:
Balance, beginning of period	$(16,894,033)	$(16,633,410)
Net loss for the period	(600,135)	(128,319)

Balance, end of period	$(17,494,168)	$(16,761,729)

Accumulated Other Comprehensive Income:
Balance, beginning of period	$702,493	$945,250
Unrealized loss on investments available for sale	(2,786)	(3,031)
Currency translation adjustment for the period	1,705,584	105,038

Balance, end of period	$2,405,291	$1,047,257

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Cash Flows (Unaudited)
(Expressed in United States dollars)
	Nine Months	Nine Months
	Ended	Ended
	October 31	October 31
	2007	2006
	(Unaudited)	(Unaudited)

Cash provided by (used in):

Operating activities:
Net income loss for the period	$(600,135)	$(128,319)
Add (deduct) items not affecting cash:
Depreciation and amortization	414,789	432,863
Amortization of premium on investments available for sale	—	475
Gain on disposal of equipment	—	(20)
Options issued in exchange for services	—	35,160
Net change in non-cash working capital balances
related to operations	(291,100)	(350,322)

	(476,446)	(10,163)

Investing activities:
Additions to property, plant and equipment and patents	(1,239,377)	(629,228)
Decrease in due from shareholder	1,184	29,400
Decrease in accrued interest on investments	3,020	41,511
Unrealized gain on commercial paper available for sale	7,053	345
Proceeds of investments available for sale	796,240	922,080
Proceeds from sale of equipment	—	4,467

	(431,880)	368,575

Financing activities:
Repayment of long-term debt	(27,029)	(13,792)
Repayment of capital lease obligations	(3,799)	(140,790)
Increase (decrease) in due to shareholder	(11,343)	2,766
Increase in long-term bank indebtedness	—	444,761
Exercise of common share options	—	9,000

	(42,171)	301,945

Effect of exchange rate changes on cash	104,238	(28,478)

Increase (decrease) in cash and cash equivalents	(846,259)	631,879

Cash and cash equivalents, beginning of period	1,384,995	971,451

Cash and cash equivalents, end of period	$538,736	$1,603,330

Cash and cash equivalents is comprised of the following:
Cash	$225,512	$264,096
Short-term deposits	313,224	1,339,234

	$538,736	$1,603,330

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.

Basis of Presentation:

The information contained in the interim consolidated financial statements is condensed from that which would appear in annual consolidated financial statements.  The interim consolidated financial statements included herein should be read in conjunction with the audited financial statements, and notes thereto, and other financial information contained in the 2007 Annual Report on Form 10-K for the fiscal year ended January 31, 2007 as filed by Polydex Pharmaceuticals Limited (the “Company”) with the Securities and Exchange Commission.  The unaudited interim consolidated financial statements as of October 31, 2007 and 2006 include all normal recurring adjustments which management considers necessary for a fair presentation.  The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year.  The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries in which the Company has equal to or more than a 50% ownership interest and exercises control.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Stock options

The Company follows Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123(R)”).  Under SFAS 123(R), compensation expense is recognized on the date of grant, based on the fair value of the options granted.

Earnings (loss) per common share

Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding of 3,072,846 for the three months ended October 31, 2007 (2006 – 3,061,896).  Diluted earnings (loss) per common share is computed using the weighted average number of common shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock.  Incremental shares of nil at October 31, 2007 and October 31, 2006 were used in the calculation of diluted earnings (loss) per common share, as their effect was anti-dilutive.  Options to purchase common shares of nil were included in the computation of diluted earnings per share as at October 31, 2007. Options to purchase common shares of 35,175 at October 31, 2006 were included in the computation of diluted earnings (loss) per common share.

3.

Cash and Cash Equivalents:

Cash and cash equivalents consist of the following:

	October 31	January 31
	2007	2007

Cash	$225,512	$382,419
Short-term money market fund	313,224	1,002,576
	$538,736	$1,384,995

Short-term money market fund in the amount of Cdn. $294,556 currently bears interest at 4.64%.  Short-term deposits consist of commercial paper and are available for sale and are stated at fair market value, based on quoted market prices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.

Investments Available For Sale:

Investments available for sale consist of the following:

	October 31	January 31
	2007	2007

Canadian medium-term fixed income fund	$342,250	$636,024
Canadian income trust units and mutual funds	$543,636	$801,612
	$885,886	$1,437,636

Canadian medium-term fixed income fund has maturity dates extending from one to two years and a yield of approximately 5.56%.  Investments available for sale are stated at fair market value, based on quoted market prices.  An unrealized loss of $39,619 has been included in accumulated other comprehensive income.

5.

Commitments and Contingencies:

In March 2006, the Company entered into an agreement for the monitoring of the bacterial vaginosis clinical trial. A payment of $26,563 was made in the second quarter of fiscal year 2008, and a final payment is expected to be made in fiscal year 2008 in the amount of $5,423.

As at October 31, 2007, the Company had commitments of $199,937 for capital expenditures related to the plant refurbishment at Dextran Products in Toronto, and is expecting to make payment on these refurbishments in fiscal year 2008.

6.

Stock-based Employee Compensation:

The Company maintains an incentive share option plan for management personnel for options to purchase up to 1,000,000 common shares.  The Company also issues options to certain consultants for services provided to the Company.

All options granted have terms of five years and vest immediately.  At October 31, 2007, the Company had 37,725 options outstanding at exercise prices ranging from $2.50 to $10.01 and a weighted average exercise price of $5.64.  The options, which are immediately exercisable and expire on dates between January 31, 2008 and January 31, 2012, entitle the holder of an option to acquire one common share of the Company.

The Company uses the fair value method in accordance with SFAS 123 to account for awards of stock-based employee compensation.  No stock-based employee compensation expense was recorded during the period from February 1, 2007 to October 31, 2007, because there were no options granted during this period.  During the nine months ended October 31, 2006, 7,500 common share stock options were granted to employees and non-employees of the Company. These options were valued at $35,160 and were charged to general and administrative expense, in accordance with SFAS 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.04%; dividend yield of nil; volatility factor of the expected market price of the Company’s common stock of 0.644, and an expected life of the options of five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.

Promissory Note Receivable and Definitive Supply Agreement:

In 1992, Veterinary Laboratories, Inc. ["Vet Labs"] and Sparhawk Laboratories, Inc. ["Sparhawk"] entered into the Vet Labs – Sparhawk Joint Venture [the "Joint Venture"] for the manufacture and sale of veterinary pharmaceutical products.  Vet Labs and Sparhawk each owned 50% of the Joint Venture.  The Company controlled the Joint Venture through its control of the Joint Venture Policy Committee and therefore consolidated its assets, liabilities, revenue and expenses in these consolidated financial statements until March 4, 2004.  The Company had funded the Joint Venture's losses since 1992 and, accordingly, has recorded 100% of these cumulative losses in the consolidated financial statements.

On January 13, 2004, the Company entered into an Asset Purchase Agreement with Sparhawk.  Pursuant to this Asset Purchase Agreement, the Company agreed to sell the finished product veterinary pharmaceutical business, including substantially all of the assets of Vet Labs, to Sparhawk for $5,500,000 in cash. Effective March 4, 2004, this sale was completed.  Simultaneously, on March 4, 2004, Chemdex, Inc. ["Chemdex"], a wholly-owned subsidiary of the Company, advanced $350,000 to Sparhawk in exchange for a promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk for no additional consideration. The promissory note was due in full on March 4, 2009. Interest was payable annually on the anniversary date, but could be deferred and added to the principal balance of the promissory note each year at Sparhawk's discretion.  The warrant expired at the earlier of payment in full of the promissory note or 10 years from date of issue and therefore expired before it could be exercised.  Pursuant to a definitive supply agreement [the "Supply Agreement"] entered into on March 4, 2004, Chemdex agreed to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years.  Chemdex also granted to Sparhawk an exclusive license to use the drug master file to manufacture 10% bulk Iron Dextran for veterinary use, and the use of certain equipment during the 10-year period of the Supply Agreement. Pursuant to definitive agreements, the Company made representations, warranties and indemnities and agreed to a full release of all claims against Sparhawk arising from litigation involving the Joint Venture pending in the state court of Kansas. Similarly, Sparhawk agreed to a full release of all claims against the Company arising from the Joint Venture litigation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.

Segmented Information:

	Nine Months	Nine Months
	Ended	Ended
	October 31,	October 31,
	2007	2006

Total revenue by significant customer:
Customer A	$776,702	$975,253
Customer B	$538,032	$155,240
Customer C	$406,582	$507,223
Customer D	$342,720	$539,442
Customer E	$195,076	$429.680
Customer F	$170,240	$586,239
	$2,429,352	$3,193,257

	Nine Months	Nine Months
	Ended	Ended
	October 31,	October 31,
	2007	2006

Sales by geographic destination:
Europe	$1,402,165	$1,950,368
United States	$995,487	$780,007
Canada	$907,454	$695,786
Pacific Rim	$565,676	$436,682
Other	$338,397	$793,738
	$4,209,179	$4,656,581

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s fiscal year ends on January 31st of each year.  In this report, fiscal year 2008 refers to the Company’s fiscal year ended January 31, 2008.  The following discussion should be read in conjunction with the October 31, 2007 interim consolidated financial statements and notes thereto included elsewhere in this report.  Operating results for the nine months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2007.  The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles.  All amounts are in United States dollars, unless otherwise denoted.

Overview

The Company is engaged in the research, development, manufacture and marketing of biotechnology-based products for the human pharmaceutical market, and also manufactures bulk pharmaceutical intermediates for the worldwide veterinary pharmaceutical industry.  The Company conducts its business operations through its wholly-owned subsidiaries, Dextran Products and Chemdex.

The manufacture and sale of bulk quantities of dextran and derivative products for sale to large pharmaceutical companies throughout the world is conducted through Dextran Products in Canada, and Chemdex in the United States which distributes ferric hydroxide and hydrogenated dextran to Sparhawk pursuant to a definitive supply agreement.

Management Objectives for Fiscal 2008.  In fiscal year 2008, management intends to continue to focus on the core products of Dextran Products that have historically been the backbone of the Company.  Opportunities to increase distribution chains for existing products of Dextran in certain overseas markets, such as India, China and Russia continue to be explored by management. New customers have also been identified in Europe. Expanding current market opportunities and the potential for new market penetration has led management to make plant refurbishments. and the expansion of production capacity a priority for fiscal year 2008 with respect to the Company’s manufacturing operations located in Toronto. The first step has been construction of new drying facilities to produce increased quantities of higher quality product. These products have traditionally generated higher margins. Production of product utilizing this new equipment is planned for the fourth quarter of fiscal year 2008.

The dramatic rise in the Canadian dollar as compared to the United States dollar in the third quarter as well as the year to date of fiscal year 2008 has had a significant negative impact on costs related to the operations of the Company, which are located in Toronto, Canada. Management is addressing this issue through price increases, and continued cost reductions in all areas, especially those related to cost of sales, without compromising the quality of our products.

1 | P a g e

Research and development of the Company s human pharmaceutical products is coordinated at Dextran Products. Ushercell is a high molecular weight Cellulose Sulphate that was envisioned for topical vaginal use primarily in the prevention of unplanned pregnancies, as well as the transmission of AIDS and other sexually transmitted diseases. On January 31, 2007, the Company announced that trials, originally intended to evaluate various aspects of the use of Cellulose Sulphate as a gel with antiviral capabilities, were being halted due to higher than expected rates of HIV seroconversion. Announcements were prepared and distributed in conjunction with CONRAD and other agencies which were involved with the trials. A full investigation is now under way as to the potential cause and to determine exactly what occurred during the trials. The Company never generated any revenues from this project, and as a result, there is no immediate or direct effect on sales or revenues. An additional clinical trial involving Ushercell has commenced at two sites within the United States in an effort to refine the clinical trial process in advancing candidate microbicides from preclinical into clinical trials. Ushercell has demonstrated a consistently strong safety profile over the past decade and management is looking into the continued development of Ushercell as a contraceptive and other potential uses of the product.

Chemdex, Vet Labs and the Joint Venture Business

During approximately one month of fiscal year 2005, the Company also engaged in the finished product veterinary pharmaceutical business through its United States subsidiary Chemdex, which, in turn, conducted its operations through its subsidiary, Vet Labs.  On December 1, 1992, Vet Labs and Sparhawk Laboratories Inc. entered into a Joint Venture for the purpose of manufacturing and selling veterinary pharmaceutical products.   On January 13, 2004, the Company, Chemdex and Vet Labs entered into an Asset Purchase Agreement with Sparhawk pursuant to which the Company agreed to sell its finished product veterinary pharmaceutical business, including substantially all of the assets of Vet Labs and its ownership interest in the Joint Venture, to Sparhawk for $5,500,000 in cash.  The sale was completed on March 4, 2004.  Simultaneously with the closing, Chemdex advanced $350,000 to Sparhawk in exchange for an unsecured subordinated promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk.  The promissory note was payable in full on March 4, 2009. Interest was payable annually, but could be deferred and added to the principal balance of the promissory note each year at Sparhawk’s discretion. At April 30, 2006, interest of $6,482 was accrued and reported as interest receivable on the balance sheet. On May 31, 2006, payment in full for principal and interest under such promissory note was received. The warrant expired at the earlier of payment in full of the promissory note or March 4, 2014, and therefore expired before it could be exercised.  Chemdex also entered into a supply agreement with Sparhawk to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years.

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

2 | P a g e

Results of Operations

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2007	2006	Variance	2007	2006	Variance
Net income loss	$(237,544)	$ (147,981)	(61)%	$(600,135)	$(128,319)	(368)%

Loss per Share	$(0.08)	$(0.05)		$(0.20)	$(0.04)

The net loss for the third quarter of fiscal year 2008, as compared to the third quarter of fiscal year 2007, is a result of the low gross margins and lower sales volumes experienced during the period. The rise in value of the Canadian dollar relative to the United States dollar has resulted in significant cost increases throughout the financial statements. The net loss for the year to date of fiscal year 2007 was lessened by the recognition of the deferred gain on the promissory note related to the sale of the veterinary products assets to Sparhawk (see note 7 to the Consolidated Financial Statements) as well as the higher sales and gross margins experienced during that period. Without that gain and the related interest received, the Company would have incurred a net loss of $519,830 and the loss per share would have been $0.17 for the year to date of fiscal year 2007.

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2007	2006	Variance	2007	2006	Variance
Sales	$1,357,681	$1,366,190	(1)%	$4,209,179	$4,656,581	(10)%

Sales for the third quarter of fiscal year 2008 remained consistent with sales for the third quarter of fiscal year 2007. This was primarily due to selling price increases ranging from 5-10% experienced during the third quarter of fiscal year 2008, which offset significantly lower production volumes of liquid products. Sales for the nine months ended October 31, 2007 are lower compared to the nine months ended October 31, 2006 due to lower overall production volumes, offset by price increases that have taken effect progressively throughout the nine months ended October 31, 2007.

3 | P a g e

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2007	2006	Variance	2007	2006	Variance
Gross profit	$137,947	$208,536	(34)%	$446,011	$759,971	(41)%
Percentage of sales	10.2%	15.3%		10.6%	16.3%

The decrease in gross margin for the third quarter and the year to date of fiscal year 2008 compared to the third quarter and year to date of fiscal year 2007 is primarily due to several factors throughout the year to date of fiscal year 2008. First, as mentioned above, though sales remained consistent for the third quarter, year to date sales have declined by 10%. Second, certain direct costs for the year to date of fiscal 2008 were higher than anticipated: repairs and maintenance increased as a result of repairs to key production equipment, and utilities increased due to supplier price increases. Third, and most importantly, since production is based at the Dextran Products Limited facility in Toronto, Canada, the rise of the Canadian dollar relative to the US dollar throughout this period significantly increased the cost of sales.

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2007	2006	Variance	2007	2006	Variance
Selling, promotion,
general and
administrative expenses	$290,687	$326,251	(11)%	$911,049	$1,072,262	(15)%

The decrease during the third quarter and year to date of fiscal year 2008 in selling, promotion, general and administrative expenses is primarily due to a general decrease in the expenses of the Company, offset by the continued increase in the value of the Canadian dollar, as mentioned above. These reductions included legal, insurance, consulting and reporting costs, and are a result of the continued focus by management to minimize these costs.

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2007	2006	Variance	2007	2006	Variance
Research and development
expenditures	$49,007	$35,515	38%	$124,854	$201,700	(38)%

The increase in research and development expenses during the third quarter of fiscal year 2008 results from the payment of a single patent maintenance fee intended to consolidate and reduce ongoing individual patent fee activities. The decrease in research and development expenses for the year to date of fiscal 2008 compared to the year to date of fiscal 2007, is due to  the reduction in activities resulting from the suspension of Phase III clinical trials for Ushercell, which was announced in January 2007. An additional clinical trial involving Ushercell has commenced at two sites within the United States in an effort to refine the clinical trial process in advancing candidate microbicides from preclinical into clinical trials. Ushercell has demonstrated a consistently strong safety profile over the past decade and management is looking into the continued development of Ushercell as a contraceptive and other potential uses of the product.

4 | P a g e

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

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2007	2006	Variance	2007	2006	Variance
Depreciation and
amortization expense	$144,104	$138,083	4%	$414,789	$432,863	(4)%

The increase in depreciation and amortization expense for the third quarter of fiscal year 2008 compared to the third quarter of fiscal year 2007 resulted from the continued increase in value  of the Canadian dollar as compared to the United States dollar. The decrease for the nine months ended October 31, 2007 is due to some assets, primarily in plant equipment, having reached their fully depreciated values in fiscal year 2007. This decline is offset by the increased value of the Canadian dollar noted above. Significant asset acquisitions related to the plant refurbishment have not been put into service and are therefore not yet being depreciated.

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2007	2006	Variance	2007	2006	Variance
Interest Expense	$24,613	$23,668	4%	$74,457	$67,556	10%

Interest expense for the third quarter of fiscal year 2008 increased from the comparative amount for the third quarter of fiscal year 2007 primarily due to the rise in value of the Canadian dollar. In addition to the rise in value of the Canadian dollar, the increase in the year to date of fiscal year 2008 compared to fiscal year 2007 is also due to the increase in long-term debt related to the capital equipment loan obtained in the second quarter of fiscal year 2007, partially offset by the reduction in capital lease obligations.

5 | P a g e

	Three	Three		Ninea	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2007	2006	Variance	2007	2006	Variance
Foreign exchange
(gain) loss	$24,371	$176	13,747%	$69,957	$(8,071)	967%

The foreign exchange loss for the third quarter and year to date of fiscal year 2008 compared to the small loss for the third quarter and the gain for the year to date of fiscal year 2007 was due to the continued decline in value of the United States dollar compared to the Canadian dollar. At October 31, 2007, Dextran Products has a net asset exposure to the United States dollar because its liabilities denominated in United States dollars were less than its United States dollar denominated accounts receivable balances.

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2007	2006	Variance	2007	2006	Variance
Interest and other
income and cash
surrender value of
life insurance	$24,749	$39,438	(37)%	$165,289	$482,670	(66)%

The decrease in other income in the third quarter of fiscal year 2008 is primarily related to the decrease in the investments held by the Company during this period. The decrease in other income in the year to date of fiscal year 2008 compared to the year to date of fiscal year 2007 is primarily related to recognition of the deferred gain on the promissory note receivable from Sparhawk (see note 7 to the Consolidated Financial Statements) in the first quarter of fiscal year 2007, partially offset by the redemption of the cash surrender value of an insurance policy in the second quarter of fiscal 2008. Interest income in the third quarter and the year to date of fiscal year 2008 has also been increased by the cessation of the allowance related to the shareholder loan (see Related Party Transactions below).

6 | P a g e

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2007	2006	Variance	2007	2006	Variance

Provision for (recovery of) income taxes	$1,373	—	100%	$1,373	—	100%

The tax provision for the quarter and year to date ended October 31, 2007 resulted from tax payments related to Chemdex, Inc. The provision of nil for the quarter and year to date ended and October 31, 2006 results from the carryforward of unused tax losses, and tax credits arising from unused research and development expenditures. The Canadian operations continue to have significant research and development tax pools to offset current taxes payable.

Liquidity and Capital Resources

As of October 31, 2007, the Company had cash and cash equivalents of $538,736, compared to cash and cash equivalents of $1,384,995 at January 31, 2007, and $1,603,330 at October 31, 2006.  In the third quarter of fiscal year 2008 the Company utilized cash of $154,881 in its operating activities, compared to $154,771 for the third quarter of fiscal year 2007.  The decrease in cash from operations during the third quarter of fiscal year 2008 was primarily due to the loss from operations during the period, as well as the decrease in accounts payable. Depreciation continues to be a large non-cash expense of the Company.

The Company’s working capital decreased to $2,083,616 and a working capital ratio of 3.0 to 1 as of October 31, 2007, compared to $2,375,436 and 2.5 to 1 as of January 31, 2007.

Management expects the primary source of its future capital needs to be a combination of company earnings, cash on hand and borrowings.

As of October 31, 2007, the Company had accounts receivable of $507,376 and inventory of $1,860,195, compared to $1,139,186 and $1,338,857 respectively at January 31, 2007 and $919,017 and $1,814,746 respectively at October 31, 2006.  The decrease in accounts receivable is due to the decrease in the volume of sales and the timing of customer payments.

At October 31, 2007, the Company had accounts payable of $493,800 compared to $1,213,518 at January 31, 2007 and $595,171 at October 31, 2006.  The decrease in accounts payable was due to reductions in outstanding amounts related to the plant refurbishment, the timing of supplier payments, and the lower production volumes during the quarter.

During the third quarter of fiscal year 2008, capital expenditures totaled $165,830 as compared to $192,168 in the third quarter of fiscal year 2007. The expenditures for the third quarter of fiscal 2008 and fiscal 2007 were primarily for construction costs relating to the plant refurbishment at the Dextran Products plant in Toronto. In the fourth quarter of fiscal year 2008, management expects to complete Phase I of its plant refurbishment and expansion plan at Dextran Products in Toronto.

7 | P a g e

The change in accumulated other comprehensive income of the Company is primarily attributable to the currency translation adjustment of Dextran Products.  Dextran Products’ functional currency is the Canadian dollar, which has substantially appreciated compared to the United States dollar during the third quarter and year to date of fiscal year 2008.  This currency translation adjustment arises from the translation of Dextran Products’ financial statements to U.S. dollars.

Dextran Products has a Cdn. $750,000 (U.S. $793,900) operating line of credit, of which none was utilized at October 31, 2007 and January 31, 2007.  This line of credit bears interest at the Canadian banks’ prime lending rate plus 0.75% (October 31, 2007 – 6.25%; January 31, 2007 – 6.00%).  In May 2006 a fixed term rate loan of Cdn. $500,000 (U.S. $529,300) was obtained to fund capital purchases. The interest rate is 0.75% over Canadian bank prime lending rate (6.95%). Bank indebtedness is collateralized by a general security agreement over the Company’s assets and a collateral mortgage of Cdn. $500,000 on the Dextran Products building in Toronto.  The line of credit is used periodically by the Company to cover temporary short-term Canadian dollar cash needs.  For these short-term cash needs, the interest expense on the credit line is typically less than the transaction costs incurred in selling short-term investments.

The increase in long-term debt from January 31, 2007 is due to the increase in value of the Canadian dollar compared to the United States dollar during the quarter and year to date ended October 31, 2007.

Changes in the relative values of the Canadian dollar and the United States dollar occur from time to time and may, in certain instances, materially affect the Company’s results of operations.

The Company does not believe that the impact of inflation and changing prices has had a material effect on its operations or financial results at any time in the last three years.

Related Party Transactions

In August 1997, the Company loaned the late Thomas C. Usher, its Vice-Chairman, Director of Research and Development, a member of its Board of Directors and the beneficial owner of greater than 5% of the outstanding common shares of the Company, $691,500 at an interest rate equal to the prime rate of Toronto Dominion Bank plus 1.50% (the “Loan”).  The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher.  Repayment of the Loan is accomplished by periodic payments and, in the past, bonus payments, if any, granted to Thomas C. Usher as an employee of the Company.  The amount outstanding under the Loan as of October 31, 2007 was $305,643, as compared to $306,827 at January 31, 2007, including accrued interest.  The Company has taken a cumulative provision of $323,490 against accrued interest on this loan at October 31, 2007, and January 31, 2007. Obligations with respect to the Loan transferred to the estate of Thomas C. Usher upon his death in February 2005.

8 | P a g e

In August 1999, Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the “Receivables”) due to the Company from Novadex Corp.  The Receivables have no specific repayment terms.  The total outstanding amount of the Receivables as of October 31, 2007 and January 31, 2007 was $130,619. The Company continues to be obligated to make royalty payments to Mr. Usher’s estate pursuant to intellectual property license agreements, and intends to continue to offset such payments against the Receivables. Thomas C. Usher also owed $250,000 to a subsidiary of the Company, Novadex International Limited, as of October 31, 2007, pursuant to a non-interest bearing loan with no specific repayment terms.  The outstanding amount of this loan has not changed from January 31, 2007. The amounts continue to remain owing from the estate of Thomas C. Usher.

As of October 31, 2007, Thomas C. Usher, now through his estate, had pledged 288,706 common shares of the Company as security for these amounts owing to the Company.  These common shares had a market value of $392,640 at October 31, 2007, based on the closing price of the Company’s common shares on the NASDAQ Capital Market on October 31, 2007. During the second quarter of fiscal year 2008, George G. Usher, Chief Executive Officer of the Company, purchased 13,703 shares of the Company from the estate for a cost of $23,432, based on the share market price at the time of purchase. Proceeds were used to reduce the shareholder loan owing to the Company. The Company intends to continue to hold the remaining pledged assets as collateral until the amounts owing discussed above are repaid.

The Company had a commitment to pay an amount equal to one year’s salary, $110,000, to Thomas C. Usher’s estate. The amount owing on this commitment as at October 31, 2007 is $38,408.

The Company also has an outstanding loan payable to Ruth Usher, a former director and the widow of Thomas C. Usher.  The amount due from the Company pursuant to this loan decreased to $667,936 at October 31, 2007 from $679,285 at January 31, 2007 due to monthly payments by the Company, less interest charges.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

9 | P a g e

Tabular Disclosure of Contractual Obligations

As of July 31, 2007, future minimum cash payments due under contractual obligations, including, among others, the Dextran Products line of credit, the loan payable to Ruth Usher, the long-term debt obligation in connection with the Chemdex redemption, research and development agreements and capital lease agreements, are as follows:

Payment due by period
Contractual		Less than	1 – 3	3 – 5	More than
Obligations	Total	1 year	years	years	5 years
Long-term debt obligations (1)	$ 1,297,357	$ 171,355	$ 341,365	$339,145	$445,492
Capital lease obligations (2)	17,174	7,633	9,541	—	—
Operating Lease obligations (3)	413	330	83	—	—
Purchase	217,280	217,280	—	—	—
obligations (4)
Revolving loans (5)	—	—	—	—	—
Total	$1,532,224	$396,598	$350,989	$339,145	$445,492

1.

Consists of:

(a)

Equipment purchase term loan of Cdn $448,370 (US $474,616) repayable to a Canadian bank in monthly payments of Cdn $5,792 including interest at 6.95%, maturing May 2011; and

(b)

Note payable in quarterly payments of Cdn. $419 (US $444), bearing interest at 10.43% and maturing December 2009; and

(c)

Amounts due to shareholder which bear interest at the U.S. bank prime lending rate plus 1.5%, with required minimum monthly payments, including interest, of $8,000.

2.

Consists of capital lease obligations for office equipment of Cdn. $14,281 (US $15,117) repayable in quarterly installments, bearing interest at 10.43% and maturing December 2009.

3.

Consists of operating lease obligations for office equipment requiring quarterly payments of Cdn. $78 (US $83).

4.

Consists of:

(a)

Purchase obligations of $5,423 for research and development services payable as specified milestones are achieved.

(b)

Purchase obligation of $211,857 for completion of construction phases related to the plant refurbishment.

10 | P a g e

5.

Consists of Canadian $750,000 operating line of credit bearing interest at the Canadian banks’ prime lending rate plus 0.75%, repayable upon demand.  No balance is outstanding at October 31, 2007.

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

Allowance for Doubtful Accounts

Accounts receivable is stated net of allowances for doubtful accounts.  Allowances for doubtful accounts are determined by each reporting unit on a specific item basis.  Management reviews the creditworthiness of individual customers and past payment history to determine the allowance for doubtful accounts.  Since the majority of sales at Dextran Products are export, Dextran Products maintains credit insurance through a crown corporation which is supported by the Canadian government, for the majority of its customers’ receivables.  There has been no allowance for doubtful accounts during the past two fiscal years.

11 | P a g e

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

12 | P a g e

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

13 | P a g e

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

Expected Maturity Date
1/31/08	1/31/09	1/31/10	1/31/11	1/31/12	Thereafter	Total	Fair Value
	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn)	311,798	—	—	—	—	—	311,798	311,798
Average interest rate	4.39%	—	—	—	—	—	4.39%
Liabilities:
Long-term debt:
Fixed rate ($Cdn)	15,195	49,093	52,857	48,981	52,496	274,629	493,251	493.251
Average interest rate	9.47%	9.19%	9.19%	9.00%	9.00%	9.00%	9.14%

14 | P a g e

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

Expected Maturity Date
1/31/08	1/31/09	1/31/10	1/31/11	1/31/12	Thereafter	Total	Fair Value
	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn)	311,798	—	—	—	—	—	311,798	311,798
Average interest rate	4.39%	—	—	—	—	—	4.39%
Notes receivable:
Variable rate ($US)	71,819	78,822	86,507	68,495	—	—	305,644	305,644
Average interest rate	9.75%	9.75%	9.75%	9.75%	—	—	9.75%
Liabilities:
Long-term debt:
Fixed rate ($Cdn)	15,195	49,093	52,857	48,981	52,496	274,629	493,251	493,251
Average interest rate	9.47%	9.19%	9.19%	9.00%	9.00%	9.00%	9.12%
Variable rate ($US)	8,571	35,075	38,316	41,856	45,723	498,396	667,937	667,937
Average interest rate	9.24%	9.24%	9.24%	9.24%	9.24%	9.24%	9.24%

15 | P a g e

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

16 | P a g e

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

None

Item 5.

Other Information

None.

17 | P a g e

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

18 | P a g e

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 14, 2007

POLYDEX PHARMACEUTICALS LIMITED
(Registrant)

	By	/s/ George G. Usher
George G. Usher, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ John A. Luce
John A. Luce, Chief Financial Officer
(Principal Financial Officer)

19 | P a g e

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

20 | P a g e