Form 10-K
period 2008-01-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2008-04-30
CIK 317158

United States
Securities and Exchange Commission
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2008

or

☐        Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________to ___________

Commission file number 1-8366

POLYDEX PHARMACEUTICALS LIMITED
(Exact name of registrant as specified in its charter)

Commonwealth of the Bahamas	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

421 Comstock Road, Toronto, Ontario, Canada MIL 2H5	(416) 755-2231
(Address of principal executive offices)	Telephone No.

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange which registered
Common Shares, par value $0.0167 per share	NASDAQ Capital Market

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐           No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐           No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒           No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes  ☐           No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $ 4,137,069. There were 3,072,846 common shares outstanding as of March 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant's Annual Meeting of Stockholders, to be held on July 11, 2008, is incorporated by reference in Part III to the extent described therein.

POLYDEX PHARMACEUTICALS LIMITED
		Page
TABLE OF CONTENTS

	Cautionary Note Regarding Forward-Looking Statements

PART I
Item 1.	Business	5
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	11
Item 2.	Properties	11
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	13
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 8.	Financial Statements and Supplementary Data	27
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	28
Item 9A.	Controls and Procedures	28
Item 9B.	Other Information
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	29
Item 11.	Executive Compensation	29
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	29
Item 13.	Certain Relationships and Related Transactions, and Director Independence	29
Item 14.	Principal Accountant Fees and Services	29

PART IV
Item 15.	Exhibits and Financial Statement Schedules	30
SIGNATURES		32

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains various "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to statements regarding the Company's future growth, results of operations, liquidity and capital resources, expectations of regulatory approvals and the commencement of sales of products. The Company has tried to identify such forward-looking statements by use of words such as "believes," "anticipates," "intends," "plans," "will," "should," "expects" and similar expressions, but these words are not the exclusive means of identifying such statements. The Company cautions that these and similar statements in this Annual Report on Form 10-K and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by various risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, without limitation, changing market conditions, the progress of clinical trials and the results obtained, the establishment of new corporate alliances, the impact of competitive products and pricing, and the timely development, regulatory approval and market acceptance of the Company's products, as well as the other risks discussed herein, none of which can be assured. The forward-looking statements contained herein speak only as to the date of this report. Except as otherwise required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report on Form 10-K, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

PART I

ITEM 1.     BUSINESS

Introduction

Polydex Pharmaceuticals Limited (the "Company") is engaged in the research, development, manufacture and marketing of biotechnology-based products for the human pharmaceutical market, and also manufactures bulk pharmaceutical intermediates for the worldwide veterinary pharmaceutical industry.

The Company focuses on the manufacture and sale of Dextran and derivative products, including Iron Dextran and Dextran Sulphate, and other specialty chemicals. Dextran, a generic name applied to certain synthetic compounds formed by bacterial growth on sucrose, is a polymer or giant molecule. The name Polydex combines the words "polymer" and "dextran." The Company was incorporated under the laws of the Commonwealth of the Bahamas on June 14, 1979 as Polydex Chemicals Limited, and changed its name on March 28, 1984.

The Company conducts its business operations through its two wholly-owned subsidiaries. The manufacture and sale of Dextran and derivative products is conducted through both Dextran Products Limited, incorporated in Canada in 1966 ("Dextran Products"), and Chemdex Inc ("Chemdex") which is incorporated in the state of Kansas, United States.

Products and Sales

Iron Dextran

Iron Dextran is a derivative of Dextran produced by complexing iron with Dextran. Iron Dextran is injected into most pigs at birth as a treatment for anemia. The Company sells Iron Dextran to independent distributors and wholesalers primarily in Europe, the United States and Canada, with less significant sales in Pacific Rim countries. Chemdex, Inc. has United States FDA approval for the manufacture and sale of Iron Dextran for veterinary use. On March 4, 2004, Sparhawk Laboratories Inc. ("Sparhawk") and Chemdex entered into an exclusive Supply Agreement under which Sparhawk agreed to purchase 100% of its product needs for bulk Iron Dextran solution from Chemdex for a period of 10 years, and Chemdex agreed to sell such products in the United States exclusively to Sparhawk, subject to minimum purchase requirements. Concurrently with the Supply Agreement, the Company sold its finished product veterinary pharmaceutical business to Sparhawk.

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

During fiscal year ended January 31, 2001, a patent bearing U.S. patent number 6,063,773 was issued to the Company and co-inventors entitled "Cellulose Sulphate for use as Antimicrobial and Contraceptive Agent". Various clinical trials with respect to the safety and efficacy of this product have been completed.

During fiscal year ended January 31, 2006, a patent bearing European Patent No. 1296691 entitled "Cellulose Sulfate and Other Sulfated Polysaccharides to Prevent and Treat Papilloma Virus and Other Infections" was issued. This patent is effective in the following countries: France, Germany, United Kingdom, Austria, Belgium, Switzerland, Denmark, Spain, Finland, Greece, Ireland, Italy, Netherlands, Portugal, Sweden, Turkey and Hong Kong. This patent is directed to treating, inhibiting and preventing papilloma virus infections using sulfated polysaccharides.

Low Molecular Weight Dextran

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

Iron Dextran

Effective February 1, 1995, the Company entered into an agreement with Novadex Corp., an affiliated company, under which Novadex granted the Company the exclusive worldwide license to use a certain process developed by Novadex for producing Iron Dextran. This process allows the Company to produce Iron Dextran at a lower cost than would otherwise be possible given the Company's plant and equipment. The license agreement expires when the related patent expires in 2014. The Company pays a license fee based on production volumes. Upon the expiration of the license, the technology relating to the process described above will belong to the Company, with no further obligation to make royalty payments. During July 1999, Novadex was liquidated, and all of its assets and liabilities, including the above-referenced license agreement, were assumed by its sole shareholder, the former Vice Chairman of the Company, Thomas C. Usher, who passed away on February 26, 2005. The Company remains obligated under the license agreement to continue license fee payments.

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

The Company is dependent upon a single source for a certain raw material used in the production of Dextran Sulphate. Such supply was adequate in fiscal year 2008, and no shortages are anticipated in the near term. However, any curtailment in availability of such raw material could be accompanied by production or other delays as well as increased raw material costs, with consequent adverse effect on the Company's results of operations. The Company has no long-term contracts with any of its suppliers.

Order Book and Seasonality

The Company's order book as at January 31, 2008 was consistent with the orders on hand for January 31, 2007. All of these orders are expected to be filled within the current fiscal year. The Company's bulk pharmaceutical intermediate business has become less seasonal with the sale of the Veterinary Laboratories Inc. ("Vet Labs") business in Kansas City to Sparhawk in March 2004. The bulk product sold by Dextran Products is primarily targeted to the swine industry where modern animal husbandry techniques maintain most animals indoors. Certain producers in less developed countries may raise animals outdoors thereby reducing the amount of product required but such markets are small and decreasing in size as they modernize. Therefore the Company does not believe that such seasonality is material to its financial results as a whole. The Company's sale of Dextran Sulphate is not subject to seasonality.

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

Employees

As of March 31, 2008, the Company employed 23 employees, of whom 14 were engaged in production, 6 in quality control, 2 in administration and 1 in marketing and sales activities. None of the Company's employees is covered by collective bargaining agreements. Management considers its relations with employees to be good.

Research and Development

During the fiscal years ended January 31, 2008, 2007 and 2006, the Company expended $135,821, $214,865 and $215,482 respectively, on research and development, primarily relating to the development of Cellulose Sulphate. Research and development expenditures are a result of additional product development activities performed by the Company and funded outside of its partnership relationships. During the fiscal years ended January 31, 2008 and 2007, the Company did not recognize any investment tax credit benefits (2006-$9,681).

Cellulose Sulphate (Ushercell)

Ushercell is a high molecular weight Cellulose Sulphate envisioned for topical vaginal use primarily in the prevention and transmission of AIDS and other sexually transmitted diseases, as well as unplanned pregnancies.

Up to January 31, 2007, research and development with respect to the Company's Cellulose Sulphate product was being conducted with the assistance and financial support of CONRAD, formerly known as the Contraceptive Research and Development Program, with funding from various private and public sector sources. CONRAD provided direct financial assistance in support of, and/or actually conducted specific research studies involving the Cellulose Sulphate product in conjunction with various public health-oriented entities, such as Family Health International, USAID (The United States Agency for International Development), the World Health Organization, the Centers for Disease Control and the HIV Prevention Trials Network, and many other universities, research centers and philanthropic organizations.

On January 31, 2007, the Independent Review Board in conjunction with CONRAD, WHO, FHI and Polydex announced the halting of Two Phase III clinical trials to assess the effect of Ushercell on vaginal HIV acquisition which had been started in six clinical trial sites located in India and Africa. The trials were halted due to a possible higher than expected incidence of HIV. An investigation is now underway to determine the cause, with a report due towards the end of fiscal year 2009.

Low Molecular Weight Dextran

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

As noted above, in 1999, the Company's cystic fibrosis product was licensed to BCY LifeSciences. In November 2003 BCY LifeSciences announced its completion of the analysis of a Phase II clinical trial of the product designed to assess the efficacy and safety of the product on pulmonary function in adult cystic fibrosis patients. The results indicated that the product (known as DCF 987) was well tolerated and may have shown positive trends in the improvement of FEV1 (forced expiratory volume in one second), a measure of lung function, and the reduction of Pseudomonas aeruginosa bacterial load in patient sputum. BCY LifeSciences was also granted a patent entitled "Use of Dextran and Other Polysaccharides to Improve Mucus Clearance" by the European Patent Office. The Company will receive royalty payments based upon sales and other revenues upon approval of any developed product pursuant to its license agreement with BCY LifeSciences. In February of 2005, BCY LifeSciences entered into a development agreement with Align Pharmaceuticals to fund ongoing studies on the compound.

Segmented Information

The information regarding the geographic distribution of revenue and revenue by significant customer is set forth in Note 16 to the Company's Consolidated Financial Statements for the fiscal year ended January 31, 2008 under Item 8 Financial Statements and Supplementary Data.

ITEM 1A.     RISK FACTORS

The risks, uncertainties and other factors described below could materially and adversely affect the Company's business, financial condition, operating results and prospects.

The Company's product development efforts may be reduced or discontinued due to difficulties or delays in clinical trials.

To achieve sustained profitability, the Company must, alone or with corporate partners and collaborators, successfully research, develop and commercialize identified technologies or product candidates, and/or increase sales of higher margin products. Current developmental product candidates are in various stages of clinical and pre-clinical development and will require significant further funding, research, development, preclinical and/or clinical testing, regulatory approval and commercialization testing, and are subject to the risks of failure inherent in the development of products based on innovative or novel technologies. These products are also rigorously regulated by the U.S. federal government, particularly the FDA, and by comparable agencies in state and local jurisdictions and in foreign countries. Specifically, each of the following results is possible with respect to any one of the Company's developmental product candidates:

  that the Company will not be able to maintain its current research and development schedules;

  that the Company will not be able to enter into human clinical trials because of scientific, governmental or financial reasons, or that it will encounter problems in clinical trials that will cause a delay or suspension of the development of the product candidate as, for example, occurred when the Independent Review Board and CONRAD suspended two Phase III clinical trials of Ushercell pending an investigation;

  that the developmental product will be found to be ineffective or unsafe;

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

  others hold proprietary rights that preclude the Company from commercializing the product;

  others have brought to market similar or superior products;

  others have superior resources to market similar products or technologies;

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

The Company's success depends in part on its ability to obtain and maintain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. In the absence of patent and trade secret protection, competitors may adversely affect the Company's business by independently developing and marketing substantially equivalent or superior products, possibly at lower prices. The Company could also incur substantial costs in litigation and suffer diversion of attention of technical and management personnel if it is required to defend intellectual property infringement suits brought by third parties, with or without merit, or if required to initiate litigation against others to protect or assert intellectual property rights. Moreover, any such litigation may not be resolved in favor of the Company.

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

In addition, because patent applications in the United States are maintained in secrecy until patents issue, and because publication of discoveries in scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it and its licensors are the first creators of inventions covered by any licensed patent applications or patents or that the Company or such licensors are the first to file. The United States Patent and Trademark Office may commence interference proceedings involving patents or patent applications, in which the question of first inventorship is contested. Accordingly, the patents owned by, or licensed to, the Company may not be valid or may not afford the Company protection against competitors with similar intellectual property.

It is also possible that the Company's patents may infringe on patents or other rights owned by others, licenses to which may not be available to the Company. The Company may have to alter its products or processes, pay licensing fees or cease certain activities altogether because of patent rights of third parties.

In addition to the products for which the Company has patents or has filed patent applications, the Company relies upon unpatented proprietary technology and may not be able to meaningfully protect its rights with regard to that unpatented proprietary technology.

If the Company is delisted from The NASDAQ Capital Market, it would seriously impair the liquidity of our common shares and limit our ability to raise capital.

The Company's common stock trades on The NASDAQ Capital Market, which has certain compliance requirements for continued listing of common stock, including a series of financial tests relating to shareholder equity, public float, number of market makers and shareholders, and maintaining a minimum bid price per share for the Company's common stock.

In January of 2008, the Company received a NASDAQ Staff Deficiency Letter from The NASDAQ Stock Market notifying it that the Company's bid price per share for its common shares had closed below the $1.00 minimum bid price for 30 consecutive business days. As a result, the Company no longer meets the requirements of Marketplace Rule 4310(c)(4) for continued listing on The NASDAQ Capital Market and has 180 calendar days, or until July 14, 2008, to regain compliance. To regain compliance, the Company's closing bid price for its common shares must remain at or above $1.00 for a minimum of 10 consecutive business days prior to the end of the 180 calendar day period. If the Company does not regain compliance by the end of the compliance period (or any extension thereof) and chooses not to appeal the decision of The NASDAQ Stock Market to delist its common shares, the Company's common shares will be delisted from The NASDAQ Capital Market.

If we are delisted from The NASDAQ Capital Market, our common shares would likely trade on the over-the-counter bulletin board, commonly referred to as the "pink sheets". This alternative is generally considered to be a less efficient market and would seriously impair the liquidity of our common shares and limit our potential to raise future capital through the sale of our common shares. This, in turn, would likely have a material adverse effect on the price of our common shares.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

                       None

ITEM 2.        PROPERTIES

The Company's wholly-owned subsidiary, Dextran Products maintains its executive and sales offices and its manufacturing plant of approximately 30,000 square feet in Toronto, Ontario, Canada.

The Company owns and operates a fermentation plant in Toronto, Ontario, Canada. This plant has the capacity to simultaneously produce both 10% and 20% Iron Dextran at the rate of up to 11,000 liters per week (there are 1.057 quarts in one liter), and 500 kilograms (there are 2.2 pounds in one kilogram) per month of Dextran Sulphate. Current production is approximately 10,000 liters of Iron Dextran per week and approximately 500 kilos of Dextran Sulphate per quarter.

Continuing in fiscal year 2008, management proceeded with expansion of the Company's facility and modernization of its powder-producing equipment in Toronto in order to increase production capacity and also improve quality for a significant portion of the Company's powdered products. The Company had embarked upon a major plant refurbishment project that included the purchase and installation of more modern drying equipment with increased throughput. Engineers prepared drawings and permits were issued, allowing construction of a new drying facility to begin in the fourth quarter of fiscal year 2007. The actual drying equipment is now installed and is expected to be operational in the second quarter of fiscal year 2009. It is expected that improved quality of the finished product will result in new markets becoming available.

ITEM 3.     LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of their property is subject.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the Company's fourth fiscal quarter ended January 31, 2008.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market for the Company's common shares is the NASDAQ Capital Market. The Company's common shares trade under the symbol "POLXF."

The reported high and low closing prices of the Company's common shares as reported on the NASDAQ Capital Market for each full quarterly period within the two most recent fiscal years of the Company were as follows:

Fiscal Year 2008
fiscal quarter ended:	High	Low
April 30, 2007	$3.01	1.90
July 31, 2007	2.17	1.53
October 31, 2007	1.86	1.18
January 31, 2008	1.35	0.53

Fiscal Year 2007
fiscal quarter ended:	High	Low
April 30, 2006	$10.43	7.03
July 31, 2006	10.50	8.55
October 31, 2006	9.30	6.81
January 31, 2007	8.00	2.61

The quotations set out above represent the prices for the specific dates between dealers and do not include retail mark-up, markdown or commission. They do not represent actual transactions.

As of April 23, 2008 there were approximately 347 holders of record of the Company's common shares.

The Company has paid no dividends in the past and does not consider likely the payment of any dividends in the foreseeable future.

The Company did not sell any unregistered common shares during the fiscal year ended January 31, 2008, did not make any repurchases of its common shares and does not currently have a plan to repurchase any of its common shares.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, the consolidated financial statements and notes thereto included elsewhere in this report. The Company's consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All amounts are in United States dollars.

	Fiscal year ended January 31,
	2008	2007	2006	2005	2004
Sales from continuing operations	5,734,858	6,499,287	5,265,209	6,372,359	14,092,189
Net income (loss) from continuing operations	(885,211)	(260,623)	(1,489,053)	1,139,911	(5,999)
Net income (loss) per common share	(0.29)	(0.09)	(0.49)	0.38	—
Total assets	9,763,270	10,127,298	9,910,445	10,811,873	10,510,513
Long-term borrowings	1,033,843	1,058,835	691,178	833,631	1,013,701

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's fiscal year ends on January 31stof each year. In this report, fiscal year 2008 refers to the Company's fiscal year ended January 31, 2008. The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. The Company's financial statements are prepared in accordance with United States generally accepted accounting principles. All amounts are in United States dollars, unless otherwise denoted. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For a discussion of risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in, or implied by the forward-looking statements, see the discussion of Risk Factors and "Cautionary Note Regarding Forward-Looking Statements" above.

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

In fiscal year 2008, management intends to continue its focus on the core business of Dextran Products that have historically been the backbone of the Company. Opportunities to increase sales for existing Dextran products in certain overseas markets are being explored by management. New customers have also been identified in Europe. Expanding current market opportunities and the potential for new market penetration has led management to make plant refurbishments and the expansion of production capacity a priority for fiscal year 2008 with respect to Dextran Products operations. The first step has been installation of new drying equipment to produce increased quantities of higher quality powdered product. These products have traditionally generated higher margins.

Ushercell is a high molecular weight Cellulose Sulphate that was envisioned for topical vaginal use primarily in the prevention of unplanned pregnancies, as well as the transmission of AIDS and other sexually transmitted diseases. On January 31, 2007, the Company announced that trials, originally intended to evaluate various aspects of the use of Cellulose Sulphate as a contraceptive gel with antiviral capabilities, were being halted due to a possible increase in transmission of HIV. Announcements were prepared and distributed in conjunction with CONRAD and other agencies which were involved with the trials. A full investigation is now underway as to the potential cause and to determine exactly what occurred. The final report is expected towards the end of fiscal year 2009. Until the report is available, it is impossible to plan future developments of this product for any of the indications that have been identified to date. The Company had never received any financial gain from this project, and as a result, there is no immediate or direct effect on sales or revenues.

Chemdex, Vet Labs and the Joint Venture Business

During approximately one month of the 2005 fiscal year, the Company also engaged in the finished product veterinary pharmaceutical business through its United States subsidiary Chemdex, which, in turn, conducted its operations through its subsidiary, Vet Labs. On December 1, 1992, Vet Labs and Sparhawk Laboratories Inc. entered into a joint venture for the purpose of manufacturing and selling veterinary pharmaceutical products (the "Joint Venture") On January 13, 2004, the Company, Chemdex and Vet Labs entered into an Asset Purchase Agreement with Sparhawk pursuant to which the Company agreed to sell its finished product veterinary pharmaceutical business, including substantially all of the assets of Vet Labs and its ownership interest in the Joint Venture, to Sparhawk for $5,500,000 in cash. The sale was completed on March 4, 2004. Simultaneously with the closing, Chemdex advanced $350,000 to Sparhawk in exchange for an unsecured subordinated promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk. The promissory note was payable in full on March 4, 2009. Interest was payable annually, but could be deferred and added to the principal balance of the promissory note each year at Sparhawk's discretion. On May 31, 2006, payment in full for principal and interest was received. The warrant expired at the earlier of payment in full of the promissory note or March 4, 2014, and therefore expired before it could be exercised. Chemdex also entered into a supply agreement with Sparhawk to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years.

Management considered the finished goods veterinary pharmaceuticals industry to be a highly competitive, mature industry, and believed that meaningful growth in this industry would require significant investment in new product development. The Company's investment in this industry through the Joint Venture required the sharing of profits with its partner. Management believed that the Company could expect to obtain a higher return on investment by focusing on its current Dextran Products business and on human pharmaceutical research and development projects. The sale of this business segment resulted in a significant reduction in consolidated sales and gross profits during fiscal year 2006.

Results of Operations

Fiscal Year ended January 31, 2008 compared to Fiscal Year ended January 31, 2007 compared to Fiscal Year ended January 31, 2006

				Fiscal Years
	FY 2008	FY 2007	FY 2006	08 v 07	07 v 06
				(% increase (decrease))
Loss before taxes	$ (967,155)	$ (375,818)	$ (1,308,296)	(157)%	71%
Net Loss	(885,211)	(260,623)	(1,489,053)	(240)%	83%
Loss per share	(0.29)	(0.09)	(0.49)

The increase in net loss for the fiscal year 2008 as compared to fiscal year 2007 is due primarily to the rise of the Canadian dollar relative to the United States dollar and the significant portion of Company expenses that are denominated in Canadian dollars. Because the majority of the Company's revenue is denominated in United States dollars while the majority of its cost of sales is denominated in Canadian dollars, at its Dextran Products subsidiary, when the value of the Canadian dollar increases in relation to the United States dollar, margins decrease and expenses increase. Exchange rate fluctuations resulted in a 13% decrease in margins at Dextran Products in fiscal year 2008 compared to the previous fiscal year (4% decrease in fiscal year 2007). The results for fiscal year 2007 also included the recognition of the deferred gain on the promissory note related to the sale of the veterinary products assets to Sparhawk (Note 13).

The reduction in net loss for the fiscal year 2007 as compared to fiscal year 2006 is due to several factors, including the increase in sales and gross margins, the decrease in expenses, and the recognition of the deferred gain on the promissory note related to the sale of the veterinary products assets to Sparhawk (Note 13). These gains were partially offset by the poor margins in the fourth quarter of fiscal year 2007, and the continued increase in value of the Canadian dollar relative to the United States dollar, which negatively affected gross margins at Dextran Products.

The fiscal year 2006 net loss is primarily due to the decrease in gross margin at Dextran Products, which was primarily a result of the continued increase in value of the Canadian dollar relative to the United States dollar, as well as increased research and development costs.

				Fiscal Years
	FY 2008	FY 2007	FY 2006	08 v 07	07 v 06
				(% increase (decrease))
Sales	$5,734,858	$6,499,287	$5,265,209	(12)%	23%

Sales decreased in fiscal year 2008 as a result of decreased demand from existing customers and production problems which primarily affected our powdered products. Lower customer demand, primarily related to our lower margin products, resulted from overall selling price increases, which in turn were necessitated by the increase in value of the Canadian dollar relative to the United States dollar. Total production volume in fiscal year 2008 decreased by 31% compared to fiscal year 2007.

Sales increased in fiscal year 2007 compared to fiscal year 2006 primarily as a result of increased demand from existing customers, accompanied by price increases that were implemented in the third quarter. Total production in fiscal year 2007 increased by 10% compared to fiscal year 2006.

				Fiscal Years
	FY 2008	FY 2007	FY 2006	08 v 07	07 v 06
				(% increase (decrease))
Gross profit	$375,064	$832,443	$429,185	(55)%	94%
Percentage of sales	6.5%	13%	8%

The decrease in gross profit in fiscal year 2008 is a result of the decrease in sales noted above, combined with increased direct costs resulting from the increase in value of the Canadian dollar. Significant cost savings were realized in almost all direct costs, including payroll reductions of more than 10%, but these savings were not sufficient to offset the effect of the exchange rate increase of the Canadian dollar.

The increase in gross profit in fiscal year 2007 was a result of the increase in sales due to price increases and customer demand noted above, combined with ongoing control of direct costs by management. Overall margins were negatively impacted during the fourth quarter of fiscal year 2007 due to unusually large sales of lower margin products to some major customers, combined with unexpected increases in equipment repairs and utility costs.

				Fiscal Years
	FY 2008	FY 2007	FY 2006	08 v 07	07 v 06
				(% increase (decrease))

Selling, promotion, general and administrative expenses	$1,211,172	$1,376,960	$1,550,735	(12)%	(11)%

In fiscal year 2008, management continued its efforts to reduce overall selling, promotion and general and administrative expenses. The most significant reductions occurred in professional and reporting fees, insurance, legal fees, and options expense. The Company also eliminated travel to various conferences that had been attended in previous years that related to the Ushercell project.

In fiscal year 2007, management reduced overall selling, promotion and general and administrative expenses. While cost reductions were realized in the majority of general and administrative areas, the most notable reductions occurred in outside professional and reporting fees, insurance, and directors' expenses, though options expense was higher than in fiscal year 2006. Offsetting these cost savings was an increase in selling and promotion expenses. During fiscal year 2007, the Company attended several functions relating to the cellulose sulphate project.

				Fiscal Years
Research and development	FY 2008	FY 2007	FY 2006	08 v 07	07 v 06
				(% increase (decrease))
Research and development
Expenditures	$135,821	$214,865	$215,482	(37)%	—
Investment tax credits	—	—	(9,681)	—	(100)%
Net research and development expense	$135,821	$214,865	$205,801	(37)%	4%

In fiscal year 2008, the Company continued to reduce its research and development expenditures. Final payments were made with respect to clinical studies related to the Ushercell project, and a small amount was expended on process improvement projects related to the Company's ongoing product lines. Patent fees have been reduced to the minimum necessary to maintain only certain existing patent rights. It is expected that the report from the Independent Review Board overseeing the Phase III Clinical trials will be available in the third or fourth quarter of fiscal year 2009, at which time a decision can be made on further activities.

In fiscal year 2007, the Company's research and development expenditures were consistent with the level of expenditures in fiscal year 2006. In fiscal year 2007, the majority of expenses were relatively evenly split between patent work, and consultants working on production process improvements, with some funds allocated to the bacterial vaginosis trial. Almost all work has been halted on the project since the Independent Review Board overseeing the Phase III Clinical Trials discovered some inconsistent results and halted those trials.

Funding for the Company's primary development products has been provided directly by third party public and/or private sector groups to the entities carrying out such research. The Company did not take possession or control over these funds. The Company benefits from the results of research projects through the ownership of patents and/or licenses with respect to the products involved. The Company has no commitments to repay the funding or to purchase the results of the research.

				Fiscal Years
	FY 2008	FY 2007	FY 2006	08 v 07	07 v 06
				(% increase (decrease))

Depreciation and amortization expense	$559,866	$547,297	$543,023	2%	1%

The increase in depreciation and amortization in fiscal years 2008, 2007 and 2006 is due primarily to the increased investments in capital equipment during the year, and the increase in the value of the Canadian dollar relative to the United States dollar. Included in the depreciation and amortization expense above are allocations to cost of goods sold in the amount of $519,787 for fiscal year 2008 (2007 - $505,111; 2006 - $481,863).

				Fiscal Years
	FY 2008	FY 2007	FY 2006	08 v 07	07 v 06
				(% increase (decrease))
Interest expense	$96,818	$94,790	$81,509	2%	16%

The increase in interest expense in fiscal year 2008 is primarily attributable to the rise in the Canadian dollar relative to the United States dollar. This is partially offset by the decrease in other long-term debt and capital lease obligations.

The increase in interest expense in fiscal year 2007 is attributable to the interest on the capital equipment loan obtained in March 2006, as well as the rise in the Canadian dollar relative to the United States dollar. This is partially offset by the decrease in other long-term debt and capital lease obligations.

				Fiscal Years
	FY 2008	FY 2007	FY 2006	08 v 07	07 v 06
				(% increase (decrease))
Foreign exchange loss (gain)	$43,256	$(22,857)	$(18,139)	(289)%	26%

In fiscal year 2008, the Company experienced a foreign exchange loss due to Dextran Products' exposure to the United States dollar, combined with the continued decline in value of the Canadian dollar relative to the United States dollar. Throughout fiscal year 2008, Dextran Products generally had a net asset exposure to the United States dollar because accounts receivable balances denominated in United States dollars normally exceeded its United States dollar denominated intercompany payables.

In fiscal year 2007, the increase in the foreign exchange gain was due primarily to Dextran Products' fluctuating exposure to the United States dollar throughout the fiscal year, combined with the continued increase in value of the Canadian dollar relative to the United States dollar.

				Fiscal Years
	FY 2008	FY 2007	FY 2006	08 v 07	07 v 06
				(% increase (decrease))
Interest and other income	$184,821	$497,663	$148,166	(63)%	236%

The decrease in interest and other income in fiscal year 2008 compared to fiscal year 2007 is due primarily to the recognition of the deferred gain of $350,000 on the promissory note from Sparhawk in fiscal year 2007, as explained above. Investment income decreased in fiscal year 2008 as a result of the decrease in investments available for sale and amounts included in cash equivalents, partially offset by the cash surrender of a life insurance policy on a departed Company officer.

The increase in interest and other income in fiscal year 2007 compared to fiscal year 2006 is due primarily to the recognition of the deferred gain of $350,000 on the promissory note from Sparhawk as explained above, as well as investment gains during the year.

				Fiscal Years
	FY 2008	FY 2007	FY 2006	08 v 07	07 v 06
				(% increase (decrease))
Tax provision (recovery)	$(81,944)	$(115,195)	$180,757	(29)%	(163)%

The fiscal year 2008 decrease in tax provision is due to a decrease in deferred tax liabilities of $83,317, combined with an increase in current tax expense of $1,373. The decrease in the deferred tax liability is due to the decrease in the timing difference related to the excess of carrying value of depreciable assets over tax value, which in turn reduces future income tax liabilities.

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

Liquidity and Capital Resources

As of January 31, 2008, the Company had cash and cash equivalents of $468,570, compared to $1,384,995 at January 31, 2007. In fiscal year 2008, the Company expended cash of $297,899 in its operating activities, compared to generating $661,607 for fiscal year 2007 and expending $425,185 for fiscal year 2006. The cash expended in operations in fiscal year 2008 as compared to the cash generated in fiscal year 2007 is due to the decrease in earnings. Depreciation and amortization continues to be a large non-cash expense of the Company, which is expected to increase in fiscal year 2009 as result of assets acquired as part of the refurbishment become operational.

Working capital decreased to $2,403,042, but the current ratio increased to 3.43 to 1 as of January 31, 2008, compared to $2,375,436 and 2.50 to 1 as of January 31, 2007.

Management expects the primary source of its future capital needs will be a combination of existing cash and cash equivalents, Company earnings and borrowings. As at January 31, 2008, the Company had commitments of $20,024 for capital expenditures related to the plant refurbishment at Dextran Products in Toronto.

At January 31, 2008, the Company had accounts receivable of $611,975 and inventory of $1,350,490, compared to $1,139,186 and $1,338,857, respectively, at January 31, 2007. The decrease in accounts receivable at January 31, 2008 is due to the timing of payments and the lower volume of sales in the fourth quarter compared to the same period in fiscal year 2007. At January 31, 2008, the Company had accounts payable of $399,820, compared to $1,213,518 at January 31, 2007. The decrease as at January 31, 2008 was due primarily to the timing of supplier payments, and lowered production costs as a result of lower sales in the fourth quarter. In addition, accrued liabilities at January 31, 2008 included costs related to the plant refurbishment of $129,500. During fiscal year 2008, capital expenditures totaled $1,486,866, as compared to $1,724,440 in fiscal year 2007. The majority of the capital expenditures were for production equipment at the Dextran Products plant in Toronto in both these fiscal years. Management intends to complete its current plant refurbishment and expansion plan in the second quarter of fiscal year 2009.

As at January 31, 2008, the Company's investments consisted of fixed income short term money market mutual funds, preferred share trust units, and fixed income and diversified mutual funds, all denominated in Canadian dollars. Unrealized gains and losses will occur as the market interest rates and investment valuations vary. Management does not expect significant gains or losses in the future due to the relatively short term to maturity of the debt-based money market funds, and the nature of the trust unit and mutual funds. Management plans to convert a portion of these investments to cash as needed for working capital or other cash needs such as plant refurbishments and equipment.

The change in accumulated other comprehensive income of the Company is almost entirely attributable to the currency translation adjustment of Dextran Products. Dextran Products' functional currency is the Canadian dollar. This currency translation adjustment arises from the translation of Dextran Products' financial statements to United States dollars.

Dextran Products had a Cdn. $750,000 (U.S. $636,000) (2007 – Cdn. $750,000; U.S. $636,000) line of credit, of which none was utilized at January 31, 2008 and 2007. This line of credit bears interest at the Canadian banks' prime lending rate plus 0.75% (2007 – 6.00%; 2006 – 5.25%) and is repayable on demand. This indebtedness is collateralized by a general security agreement over the Company's assets and a collateral mortgage of Cdn. $500,000 on the Dextran Products building in Toronto. In March of 2006, the Company secured an additional Cdn $500,000 fixed rate term loan primarily to fund capital purchases, with interest at 0.75% over Canadian banks' prime lending rate (2008 – 6.95%). Subsequent to the end of fiscal year 2008 the Company received notice from its Canadian bank that it was in default of one of its covenants, and that this covenant is to be met on a going forward basis. The Company's operating line of credit was also temporarily reduced to Cdn. $250,000 (U.S. $249,053).

The decrease in capital lease obligations during fiscal year 2008 was due to repayments on capital leases. The balance for the two remaining capital leases is $12,805, and are expected to be repaid in fiscal year 2009.

No changes in accounting principles or their application have been implemented in the reporting period that would have a material effect on reported income.

Changes in the relative values of the Canadian dollar and the United States dollar occur from time to time and may, in certain instances, materially affect the Company's results of operations. See Item 7A.

The Company does not believe that the impact of inflation and changing prices has had a material effect on its operations or financial results at any time in the last three fiscal years.

Management's plan to improve the Results of Operations.

As at January 31, 2008, there were certain negative financial indicators reflected in our financial statements. These include an accumulated deficit of $17,779,244, a loss of $ 885,211 for the year and cash used in operations of $ 297,899.

The causes of these poor results are due to extreme fluctuations in the value of the Canadian dollar versus the US Dollar as previously discussed, but also the relatively low margin of the main product base being Iron Dextran.

To offset these poor results the Company has undertaken an active program to improve results with the following activities:

New Drying Equipment.

For the past 5 years the Company has experienced increase interest in its powdered products. Traditionally powdered products have provided at least 25% gross margin.

The existing equipment was old and in need of replacement and upgrading. As a result a new spray dryer was purchased with the installation completed at the end of fiscal 2008. The site has been visited by existing and new potential customers with positive feed back. The cost of the renovations amounted to $3.4 million

Price adjustment.

Where possible prices have been adjusted up. In certain cases unprofitable contracts have not been renewed enabling the company to focus resources on those more profitable.

Production efficiencies.

The company has always operated as carefully as possible but a greater emphasis has been placed on achieving maximum batch yields while reducing the use of more costly raw materials and negotiating even better prices on raw material supplies including utilities.

Overhead costs.

Significant savings have been negotiated in head office expenses by minimizing the reliance on legal and audit resources without jeopardizing the company's compliance with all regulations and statutes.

Related Party Transactions

In August 1997, the Company loaned Thomas C. Usher, formerly its Vice-Chairman, Director of Research and Development, a member of its Board of Directors and the beneficial owner of greater than 5% of the outstanding common shares of the Company, $691,500 at an interest rate equal to the United States' bank prime rate plus 1.50% (the "Loan"). The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher. Repayment of the Loan is accomplished by periodic payments and through offsets by the Company against royalty payments due Thomas C. Usher pursuant to intellectual property license agreements and, in the past, bonus payments, if any, granted to Thomas C. Usher as an employee of the Company. The amount outstanding under the Loan as of January 31, 2008 was $297,321, as compared to $306,827 at January 31, 2007, including accrued interest. The Company has taken a cumulative provision of $323,490 against this loan and other amounts described below as at January 31, 2008 (2007 - $323,490). Thomas C. Usher passed away on February 26, 2005. Obligations with respect to the Loan transferred to the estate of Thomas C. Usher. The Company continues to be obligated to make royalty payments pursuant to the license agreements, and intends to continue to offset such payments against the Loan.

In August 1999, Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the "Receivables") due to the Company from Novadex Corp. The Receivables have no specific repayment terms. The total outstanding amount of the Receivables as of January 31, 2008 was $60,339, as compared to $130,619 at January 31, 2007. Thomas C. Usher also owed $250,000 to a subsidiary of the Company, Novadex International Limited, as of January 31, 2008, pursuant to a non-interest bearing loan with no specific repayment terms. The outstanding amount of this loan has not changed from January 31, 2007. The amounts continue to remain owing from the estate of Thomas C. Usher.

The estate of Thomas C. Usher has pledged 270,763 common shares of the Company as security for these amounts owing to the Company. These common shares had a market value of $213,902 at January 31, 2008, based on the closing price of the Company's common shares on the NASDAQ Capital Market on January 31, 2008. The Company intends to continue to hold the pledged assets as collateral until the amounts owing discussed above are repaid.

The Company had a commitment to pay an amount equal to one year's salary, $110,000, to Thomas C. Usher's estate. The amount owing on this commitment as at January 31, 2008 is $36,908 (2007 - $39,519).

The Company also has an outstanding loan payable to Ruth Usher, a member of the Board of Directors until her retirement on October 31, 2003, the beneficial owner of greater than 5% of the outstanding common shares of the Company, a former director and the widow of Thomas C. Usher. The amount due from the Company pursuant to this loan decreased to $658,541 at January 31, 2008 from $679,309 at January 31, 2007 due to monthly payments by the Company exceeding interest charges. The Company is required to make blended monthly payments of $8,000 (2007 - $6,000).

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

As of January 31, 2008, future minimum cash payments due under contractual obligations, including, among others, the Dextran Products line of credit, the loan payable to Ruth Usher, and capital lease agreements, are as follows:

	Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations (1)	$1,233,176	$166,919	$332,153	$330,482	$403,622
Capital lease obligations (2)	14,366	7,183	7,183	—	—
Operating lease obligations (3)	214	214	—	—	—
Purchase obligations	20,024	20,024	—	—	—
Revolving loans (4)	—	—	—	—	—
Total	$1,267,780	$194,340	$339,336	$330,482	$403,622

1.

Consists of:

(a)

Note payable in quarterly payments of Cdn. $419 maturing December 2009; and

(b)

Amounts due to shareholder which bear interest at the Canadian banks' prime lending rate plus 1.5%, with required minimum monthly payments, including interest, of $8,000; and

(c)

Equipment purchase term loan of Cdn $438,765 (US $437,104) repayable to a Canadian bank in monthly payments of Cdn $5,792 including interest at 6.95%, maturing May 2011.

2.

Consists of capital lease obligations for office equipment of Cdn. $12,854 (US $12,805) repayable in quarterly installments, bearing interest at 10.4% and maturing December 2009.

3.

Consists of operating lease obligations for office equipment requiring quarterly payments of Cdn. $72 (US $74) terminating December 2008.

4.

Consists of Canadian operating line of credit bearing interest at the Canadian banks' prime lending rate plus 0.75%, repayable upon demand.

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, applied on a consistent basis. The critical accounting policies include the use of estimates of allowance for doubtful accounts, the useful lives of assets and the realizability of deferred tax assets. The Company's accounting policies with respect to the Joint Venture and its disposition are also discussed below.

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

Allowance for Doubtful Accounts

Accounts receivable is stated net of allowances for doubtful accounts. Allowances for doubtful accounts are determined by each reporting unit on a specific item basis. Management reviews the credit worthiness of individual customers and past payment history to determine the allowance for doubtful accounts. Since the majority of sales at Dextran Products are export, Dextran Products maintains credit insurance through a crown corporation, which is supported by the Canadian government, for the majority of its customers' receivables. There has been no allowance for doubtful accounts during the past three fiscal years.

Long-Lived Assets

Long-lived assets are stated at cost, less accumulated depreciation or amortization computed using the straight-line method based on their estimated useful lives ranging from three to fifteen years. Useful life is the period over which the asset is expected to contribute to the Company's cash flows. A significant change in estimated useful lives could have a material impact on the results of operations. The Company reviews the recoverability of its long-lived assets, including buildings, equipment and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets as well as other fair value determinations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles '''GAAP''), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of he fiscal year ending December 31, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48 "Accounting for Uncertainty in income Taxes." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109 "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The adoption of FIN No. 48 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Management does not expect that SFAS No. 158 will have an impact on the consolidated financial statements of the Company.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The adoption of SAB 108 does not have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 does not have an impact on our consolidated financial statements.

In December 2007, the FASB revised SFAS No. 141, Business Combinations. SFAS No. 141 (revised 2007) improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141 (revised 2007) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted before that date. As such, the Company is required to adopt these provisions during the fiscal year ending January 31, 2010. The Company is currently evaluating the impact of SFAS No. 141 (revised 2007) on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, earlier adoption is prohibited. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending January 31, 2010. The Company is currently evaluating the impact of SFAS No. 160 on its financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early adoption encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended January 31, 2010. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Sensitivity

The Company's operations consist of manufacturing activities in Canada. The Company's products are sold in North America, Europe and the Pacific Rim. While the majority of the sales of Dextran Products, the Company's Canadian operation, are denominated in United States dollars, the majority of its expenses are incurred in Canadian dollars. The majority of the assets and liabilities of Dextran Products are denominated in Canadian dollars prior to the currency translation adjustment necessary for preparation of the financial statements of the Company contained in this report. When the Canadian dollar rises in value relative to the United States dollar, the carrying value of the assets and liabilities of Dextran Products as stated in United States dollars increases. A rise in the Canadian dollar relative to the United States dollar also results in a decrease in gross margins and net income of Dextran Products. Dextran Products also experiences a foreign exchange gain when the Canadian dollar rises in relation to the United States dollar because it has a net liability exposure to the United States dollar resulting from a United States dollar denominated intercompany loan. Similarly, a decline in the Canadian dollar relative to the United States dollar results in a foreign exchange loss and increased gross margins and net income at Dextran Products. Management monitors currency fluctuations to ensure that an acceptable margin level at Dextran Products is maintained. Management has the ability, to some extent, to adjust sales prices to maintain an acceptable margin level.

The following table presents information about the Company's financial instruments other than accounts receivable that are sensitive to changes in foreign currency exchange rates. All financial instruments are held for other than trading purposes. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Expected Maturity Date
								Fair
	1/31/09	1/31/10	1/31/11	1/31/12	1/31/13	Thereafter	Total	Value
	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn.)	1,174,599	—	—	—	—	—	1,174,599	1,144,517
Average interest rate	3.42%	—	—	—	—	—	3.42%
Marketable securities:
Fixed rate ($Cdn.)	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—

Liabilities:
Long-term debt:
Fixed rate ($Cdn.)	49,182	49,745	46,097	49,405	52,950	205,510	452,889	452,889
Average interest rate	9.26%	9.19%	9.00%	9.00%	9.00%	9.00%	9.08%

Interest Rate Sensitivity

The Company has interest earning assets consisting of investment grade or higher short-term commercial paper and medium-term fixed income instruments. A significant portion of the Company's debt is at fixed rates. The variable rate debt represents the shareholder loan payable, which is partially offset with the shareholder loan receivable. Both of these financial instruments carry the same interest rate. As such, the Company has no significant risk exposure to changes in interest rates. The following table presents information about the Company's financial instruments that are sensitive to changes in interest rates. All financial instruments are held for other than trading purposes. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Expected Maturity Date
								Fair
	1/31/09	1/31/10	1/31/11	1/31/12	1/31/13	Thereafter	Total	Value
	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn.)	1,174,599	—	—	—	—	—	1,174,599	1,144,517
Average interest rate	3.42%	—	—	—	—	—	3.42%
Marketable securities:
Fixed rate ($Cdn.)	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—
Notes receivable:
Variable rate ($US)	13,728	14,895	16,161	17,534	19,025	215,979	297,321	297,321
Average interest rate	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%

Liabilities:
Long-term debt:
Fixed rate ($Cdn.)	49,182	49,745	46,097	49,405	52,950	205,510	452,889	452,889
Average interest rate	9.26%	9.19%	9.00%	9.00%	9.00%	9.00%	9.08%
Variable rate ($US)	40,024	43,426	47,117	51,122	55,468	421,384	658,542	658,542
Average interest rate	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Polydex Pharmaceuticals Limited
Quarterly Financial Highlights
January 31, 2008

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
	2008	2007	2008	2007	2008	2007	2008	2007
Sales from continuing operations	1,525,679	1,842,706	1,357,681	1,366,190	1,504,365	1,856,718	1,347,133	1,433,673
Gross profit	(70,947)	72,472	137,947	208,536	99,103	231,413	208,961	320,022
Net income (loss) from continuing operations	(285,076)	(132,304)	(237,544)	(147,981)	(228,353)	(219,814)	(134,238)	239,476
Net income (loss) per common share	(0.10)	(0.05)	(0.08)	(0.05)	(0.07)	(0.07)	(0.04)	0.08

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Polydex Pharmaceuticals Limited

We have audited the accompanying consolidated balance sheets of Polydex Pharmaceuticals Limited as of January 31, 2008 and 2007 and the related consolidated statements of shareholders' equity, operations and comprehensive income (loss) and cash flows for each of the years in the three-year period ended January 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polydex Pharmaceuticals Limited as of January 31, 2008 and 2007, and the consolidated results of its operations and its cash flows each of the years in the three-year period ended January 31, 2008 in conformity with generally accepted accounting principles in the United States of America.

Since the accompanying consolidated financial statements have not been prepared in accordance with generally accepted accounting principles and standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.

"SCHWARTZ LEVITSKY FELDMAN LLP"

Toronto, Ontario, Canada	Chartered Accountants
April 17, 2008	Licensed Public Accountants

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets
(Expressed in United States dollars)

	January 31	January 31
	2008	2007

Assets

Current assets:
Cash and cash equivalents (note 3)	$468,570	$1,384,995
Investments available for sale (note 7)	845,034	-
Trade accounts receivable (note 19)	611,975	1,139,186
(Allowance for doubtful accounts nil, 2007 nil)
Inventories (note 4)	1,350,490	1,338,857
Prepaid expenses and other current assets	116,172	100,780

Total current assets	3,392,241	3,963,818

Property, plant and equipment, net (note 5)	6,041,348	4,308,337
Patents and intangible assets, net (note 6)	45,511	53,551
Investments available for sale (note 7)	-	1,437,636
Due from estate of former shareholder (note 8)	284,170	363,956

	$9,763,270	$10,127,298

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$399,820	$1,213,518
Accrued liabilities (note 11)	418,832	238,493
Customer deposits	92,932	92,757
Current portion of long-term debt (note 10a)	41,544	32,957
Current portion of capital lease obligations (note 10b)	6,071	4,657
Current portion of due to shareholder (note 8)	30,000	6,000

Total current liabilities	989,199	1,588,382

Long-term debt (note 10a)	398,540	374,624
Capital lease obligations (note 10b)	6,734	10,902
Due to shareholder (note 8)	628,569	673,309
Deferred income taxes (note 15)	55,962	121,767

	1,089,805	1,180,602

Total liabilities	2,079,004	2,768,984

Related party transactions (note 8)
Commitments and contingencies (note 21)

Shareholders' equity:
Capital stock (note 12)
Authorized:
100,000 Class A preferred shares of $0.10 each
899,400 Class B preferred shares of $0.0167 each
10,000,000 common shares of $0.0167 each
Issued and outstanding:
899,400 Class B preferred shares (January 31, 2007 - 899,400)	15,010	15,010
3,072,846 common shares (January 31, 2007 - 3,072,846)	51,185	51,185
Contributed surplus	23,499,154	23,483,659
Deficit	(17,779,244)	(16,894,033)
Accumulated other comprehensive income (notes 20 & 7)	1,898,161	702,493

	7,684,266	7,358,314

	$9,763,270	$10,127,298

See accompanying notes.

On behalf of the Board:

Director                                               Director

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Shareholders' Equity
(Expressed in United States dollars)

Years ended January 31, 2008, 2007 and 2006
					Accumulated
					Other	Total
	Preferred	Common	Contributed		Comprehensive	Shareholders'
	Shares	Shares	Surplus	Deficit	Income (Loss)	Equity
	$	$	$	$	$	$

Balance, January 31, 2005	15,010	50,676	23,303,718	(15,144,357)	325,842	8,550,889

Common share options exercised		277	82,517			82,794
Common share options issued			14,024			14,024
Comprehensive income:
Net loss for the year				(1,489,053)		(1,489,053)
Unrealized loss on investments
available for sale					(12,349)	(12,349)
Currency translation adjustment					631,757	631,757

Balance, January 31, 2006	15,010	50,953	23,400,259	(16,633,410)	945,250	7,778,062

Common share options exercised		232	38,879			39,111
Common share options issued			44,521			44,521
Comprehensive income:
Net loss for the year				(260,623)		(260,623)
Unrealized loss on investments
available for sale					(1,321)	(1,321)
Currency translation adjustment					(241,436)	(241,436)

Balance, January 31, 2007	15,010	51,185	23,483,659	(16,894,033)	702,493	7,358,314

Common share options issued			15,495			15,495
Comprehensive income:
Net loss for the year				(885,211)		(885,211)
Unrealized gain on investments
available for sale					3,702	3,702
Currency translation adjustment					1,191,966	1,191,966

Balance, January 31, 2008	15,010	51,185	23,499,154	(17,779,244)	1,898,161	7,684,266

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations and Comprehensive Income (Loss)
 (Expressed in United States dollars)

Year ended January 31	2008	2007	2006
	$	$	$

Sales	5,734,858	6,499,287	5,265,209
Cost of goods sold	5,359,794	5,666,844	4,836,024

Gross profit	375,064	832,443	429,185

Expenses
General and administrative (note 12b)	1,126,269	1,205,874	1,421,159
Research and development (note 14)	135,821	214,865	205,801
Selling and promotion	84,903	171,086	129,576
Interest expense,net (note 8)	96,818	94,790	81,509
Depreciation	39,973	42,186	61,160
Foreign exchange loss (gain)	43,256	(22,857)	(18,139)
Loss (gain) on sale of assets	-	(20)	4,581
Cash surrender value of life insurance	(81,045)	-	-
Interest and other income (note 13)	(103,776)	(497,663)	(148,166)
Total expenses	1,342,219	1,208,261	1,737,481

Loss before income taxes	(967,155)	(375,818)	(1,308,296)

Provision for (recovery of) income taxes (note 15)	(81,944)	(115,195)	180,757

Loss for the year	(885,211)	(260,623)	(1,489,053)

Unrealized gain (loss) on investments available for sale	3,702	(1,321)	(12,349)

Currency translation adjustment	1,191,966	(241,436)	631,757

Comprehensive income (loss) for the period	310,457	(503,380)	(869,645)

Per share information:
Loss per common share:
Basic	(0.29)	(0.09)	(0.49)
Diluted	(0.29)	(0.09)	(0.49)

Weighted average number of common shares used in
computing net loss per share for the period:
Basic	3,072,846	3,063,884	3,052,296
Diluted	3,072,846	3,063,884	3,052,296

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Year ended January 31	2008	2007	2006
	$	$	$
Cash provided by (used in):

Operating activities:
Net loss for the period	(885,211)	(260,623)	(1,489,053)
Add (deduct) items not affecting cash:
Depreciation and amortization	559,866	547,297	543,023
Imputed interest on long-term debt	-	-	1,363
Writedown of assets held for sale	-	4,410	-
Deferred income taxes (Recovery) (note 15)	(83,317)	(69,140)	121,478
Amortization of premium on investments available for sale	-	471	28,005
(Gain) Loss on disposal of equipment	-	(4,430)	4,581
Licence fee charged to due from shareholder (note 14)	70,280	76,978	73,740
Interest on shareholder loan	(28,998)
Options issued in exchange for services (note 12b)	15,495	44,520	14,024
Net change in non-cash working capital balances
related to operations (note 16)	53,986	322,124	277,654

Cash provided by (used in) operating activities	(297,899)	661,607	(425,185)

Investing activities:
Additions to property, plant and equipment and patents	(1,486,866)	(1,724,440)	(418,246)
Decrease in due from shareholder	38,504	47,777	77,718
Decrease in accrued interest on investments	3,020	57,580	-
Proceeds (Acquisition) of investments available for sale	805,582	1,123,669	(567,942)
Proceeds from sale of equipment	-	4,430	3,748

Cash used in investing activities	(639,760)	(490,985)	(904,722)

Financing activities:
Repayment of long-term debt	(36,932)	(21,876)	(47,745)
Repayment of capital lease obligations	(5,220)	(169,218)	(162,873)
Increase (decrease) in due to shareholder	(20,740)	3,390	(5,385)
Increase (decrease) in long-term bank indebtedness	-	441,034	(24,170)
Exercise of common share options	-	39,113	82,794

Cash provided by (used in) financing activities	(62,892)	292,443	(157,379)

Effect of exchange rate changes on cash	84,126	(49,521)	57,686

Net increase (decrease) in cash and cash equivalents	(916,425)	413,544	(1,429,600)

Cash and cash equivalents, beginning of year	1,384,995	971,451	2,401,051

Cash and cash equivalents, end of year	468,570	1,384,995	971,451

Cash and cash equivalents is comprised of the following:
Cash	171,625	382,419	236,422
Short-term deposits	296,945	1,002,576	735,029

	468,570	1,384,995	971,451

See accompanying notes.

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 [Expressed in United States dollars]

1. GENERAL

Polydex Pharmaceuticals Limited, the ("Company"), is incorporated in the Commonwealth of the Bahamas and carries on business in Canada. Its principal business activities, carried on through subsidiaries, include the manufacture and sale of veterinary pharmaceutical products and specialty chemicals. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.

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

Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates relate to the allowance for unrecoverable amounts, depreciation and amortization rates, and the fair value of stock options.

Inventories

Inventories of raw materials are stated at the lower of cost and net realizable value, cost being determined on a first-in, first-out basis. Work-in-process and finished goods are valued at the lower of cost and net realizable value, and include the cost of raw materials, direct labor and fixed and variable overhead expenses.

Investments available for sale

Investments available for sale consist of medium-term fixed income investments and mutual funds and are stated at fair value based on quoted market prices. Interest income is included in other income in the consolidated statements of operations as it is earned. Changes in fair values during the holding period are reported as unrealized gain (loss) on investments available for sale and are included in other comprehensive income (loss). Realized gains (losses) are reclassified from accumulated other comprehensive income (loss) on a specific item basis when the security is sold or matured.

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

Loss per common share

Basic loss per common share is computed using the weighted average number of shares outstanding of 3,072,846 for the year ended January 31, 2008 (2007 - 3,063,884; 2006 - 3,052,296). Diluted loss per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock. No incremental shares in 2008, 2007 or 2006, were used in the calculation of diluted loss per common share. Options to purchase of 63,699, 37,725, and 42,175 common shares in 2008, 2007 and 2006, respectively, were not included in the computation of diluted loss per common share because their effect was anti-dilutive.

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 [Expressed in United States dollars]

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	2008	2007
	$	$

Cash	171,625	382,419
Short-term money market funds	296,945	1,002,576
	468,570	1,384,995

Short-term money market funds in the amount of Cdn. $298,073 currently bear interest at 4.18%, and consists of commercial paper and Canadian Government treasury bills, stated at fair value based on quoted market prices.

4. INVENTORIES

Inventories consist of the following:

	2008	2007
	$	$

Finished goods	790,822	792,128
Work-in-process	380,855	364,338
Raw materials	178,813	182,391
	1,350,490	1,338,857

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	2008			2007
			Net			Net
		Accumulated	book		Accumulated	book
	Cost	depreciation	value	Cost	depreciation	value
	$	$	$	$	$	$

Land and buildings	5,242,002	1,079,827	4,162,175	3,298,075	825,091	2,472,984
Machinery and equipment	9,908,157	8,028,984	1,879,173	8,292,772	6,457,419	1,835,353
	15,150,159	9,108,811	6,041,348	11,590,847	7,282,510	4,308,337

Included in machinery and equipment are assets under capital lease with a total cost of $1,204,935 (2007 - $1,025,707) and accumulated depreciation of $919,651 (2007 - $678,429). Depreciation of assets under capital lease is included in cost of goods sold. Depreciation of $519,787 was charged to cost of sales in fiscal 2007 (2007- $505,111). Assets not available for use amounted to $3,496,281 (2007 - $1,943,142).

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 [Expressed in United States dollars]

6. PATENTS AND INTANGIBLE ASSETS

Patents and intangible assets consist of the following:

	2008	2007
	$	$

Cost	80,341	80,341
Less accumulated amortization	34,830	26,790
	45,511	53,551

These patents and intangible assets will be amortized at approximately $8,100 per year over the next 5 years.

7. INVESTMENTS AVAILABLE FOR SALE

Investments available for sale, at fair value, consist of the following:

	2008	2007
	$	$
44,458 units (2007–43,628) of DFA Fixed Income Fund yielding 2.65%	418,094	344,081
TD short term bond fund consisting of Canadian government and corporate bonds maturing in the next 1-5 years, yielding 3.09%	346,845	284,469
4,000 preferred shares of Diversified 6% preferred share trust units	80,095	82,429
12,500 capital income trust index units	—	90,633
Debt security in the amount of Cdn. $750,000 from General Motors Acceptance Corp., matured on June 7, 2007	—	636,024
	845,034	1,437,636
Current portion of investments available for sale	(845,034)	—
	—	1,437,636

As at January 31, 2008, accumulated other comprehensive income includes unrealized losses on short term bond fund securities available for sale of $961 (2007 – $5,391) and unrealized losses on income fund trust units and mutual funds of $31,781 (2007-$34,608 of unrealized losses).

The Company expects that the investments available for sale will be used for working capital for fiscal 2009 and onwards. Accordingly the investments available for sale have been classified as part of current assets as at January 31, 2008.

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 [Expressed in United States dollars]

8. RELATED PARTY TRANSACTIONS

Amounts due from (to) shareholder consist of the following:

	2008	2007
	$	$

Amounts due from estate of former shareholder [i]	284,170	363,956

Amounts due to shareholder [ii]	(658,569)	(679,309)

[i]

Amounts due from estate of former shareholder (the "Estate") bear interest at the United States banks prime lending rate plus 1.5% (2008 – 8.48%; 2007 – 9.75%), except for an amount of $310,339 (2007 – $380,619) which is non-interest bearing. Interest income on this loan is recognized monthly. These amounts have no fixed terms of repayment. The Estate has pledged 270,763 shares of the Company and has pledged future license fee payments from the Iron Dextran process license agreement [note 13] as collateral for this loan. During 2008, $70,280 (2007 – $76,978; 2006 – $73,740) of license fee payments were made. The Company will continue to hold the pledged assets as collateral until the loan is repaid. The Company had a commitment to pay a death benefit of $110,000 to the Estate. At January 31, 2008, a balance of $36,908 is still to be paid to the Estate. See also "Iron Dextran Process" under Note 13.

[ii]

Amounts due to shareholder bear interest at the United States banks prime lending rate plus 1.5% (2008 – 8.48%; 2007 – 9.75%). The Company is making monthly payments, inclusive of accrued interest, of $8,000. Based on the current rate of interest, the principal repayment on this loan for fiscal 2009 would be approximately $30,000. This loan may not be called.

Interest expense recorded with respect to amounts due to shareholder is as follows:

	2008	2007	2006
	$	$	$

Interest expense	63,256	64,390	53,113

9. BANK INDEBTEDNESS

The Company had a Canadian operating line of credit of Cdn. $750,000 (U.S. $747,160; 2007 – U.S. $636,024), none of which was utilized at January 31, 2008 (2007 – Nil). The Canadian line of credit bears interest at the Canadian banks' prime lending rate plus 0.75% (2008 – 6.50%; 2007 – 6.00%). During March 2006, a term loan of Cdn $500,000 (U.S. $498,100) was obtained for the purchase of equipment, bearing interest of 6.95% (note 10[a]). Bank indebtedness is collateralized by a general security agreement over the Company's assets and a collateral mortgage of Cdn $500,000 on the Dextran Products Limited ("Dextran Products") building.

Subsequent to the end of fiscal year 2008, the Company received notice from its Canadian bank that it was in default of one of its covenants, and that this covenant is to be met on a going forward basis. Subsequent to the year end the bank has waived this default. The Company's operating line of credit was also temporarily reduced to Cdn. $250,000 (U.S. $249,053).

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 [Expressed in United States dollars]

10. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

[a]

Long-term debt consists of the following:

	2008	2007
	$	$
Note payable in blended quarterly payments of Cdn. $419 (U.S. $417), bearing interest at a fixed rate of 10%, maturing September 10, 2010, with the vendor holding a security interest in the equipment	2,980	3,620
Bank term loan (note 9) payable in monthly installments of Cdn. $5,792 (U.S. $5,770) principal and interest at the Canadian banks' prime lending rate plus 0.75% (2008 - 6.95%), maturing May 2016	437,104	403,961
	440,084	407,581
Less current portion	41,544	32,957
	398,540	374,624

Interest expense for the year for long-term debt was $ 31,984 (2007 - $22,913)

Principal repayments on the long-term debt are as follows:

$

2009	41,544
2010	44,577
2011	46,097
2012	49,405
2013	52,950
Thereafter	205,511
440,084

[b]

Capital lease obligations consist of the following:

	2008	2007
	$	$
Obligation (Cdn. $12,854) under a capital lease, repayable in quarterly installments, bearing interest at 10.43% and maturing December 2009. The Company has an option to purchase the asset for fair value at the end of the lease term	12,805	15,559
Less current portion	6,071	4,657
	6,734	10,902

Future minimum annual lease payments on the capital lease obligations are as follows:

$

2009	7,183
2010	7,183
Total minimum lease payments	14,366
Less amount representing imputed interest	1,561
12,805

Interest expense for the year for capital lease obligations was $1,711 (2007 - $9,199)

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 [Expressed in United States dollars]

11. ACCRUED LIABILITIES

	2008	2007
	$	$

Plant refurbishment costs	129,508	-
Utilities and taxes	39,466	36,191
Professional fees payable	66,248	54,274
Death benefit payable	36,908	39,519
Payroll and related taxes payable	98,736	49,624
Others	47,966	58,885
	418,832	238,493

12. CAPITAL STOCK

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

[iii] Common shares

During the year ended January 31, 2008, no common share options were exercised, and no common shares were issued.

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

All options granted have a term of five years and vest immediately. At January 31, 2008, the Company had 63,699 options outstanding at exercise prices ranging from $0.79 to $10.01 and a weighted average exercise price of $3.34. The options, which are immediately exercisable and expire on dates between January 31, 2009 and January 31, 2012, entitle the holder of an option to acquire one common share of the Company.

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 [Expressed in United States dollars]

On January 31, 2008, 37,974 common share options were issued to the independent directors of the Company. These options were valued at $15,495 and were included in general and administrative expense, in accordance with SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.25%; dividend yield of nil; volatility factor of the expected market price of the Company's common stock of 0.745, and an expected life of five years.

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

Details of the outstanding options, which are all currently exercisable, are as follows:

				Weighted average
	Share options			exercise price per share
	2008	2007	2006	2008	2007	2006
	#	#	#	$	$	$

Options outstanding, beginning of year	37,725	42,175	86,300	5.64	4.24	4.75
Granted	37,974	13,500	3,975	0.79	6.89	7.52
Exercised	—	(13,950)	(16,600)	—	2.80	4.99
Expired	(12,000)	(4,000)	(31,500)	2.50	5.00	5.66
Options outstanding, end of year	63,699	37,725	42,175	3.34	5.64	4.24

Weighted average fair value of options granted during the year				$0.51	$4.12	$3.53

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 [Expressed in United States dollars]

The following table summarizes information relating to the options outstanding at January 31, 2008:

		Weighted average
Exercise	Number	remaining
price	outstanding	contractual life
$		[months]

0.79	37,974	60
3.00	6,000	48
6.86	4,365	24
7.52	3,975	36
7.72	3,885	12
10.01	7,500	42
	63,699	50

13. VETERINARY LABORATORIES, INC.

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
 [Expressed in United States dollars]

14. LICENSE AGREEMENTS AND RESEARCH AND DEVELOPMENT

The Company has made claims for investment tax credits on research and development activities. Research and development expenditures have been reduced by investment tax credits as follows:

	2008	2007	2006
	$	$	$

Research and development expenditures	135,821	214,865	215,482
Investment tax credits	—	—	(9,681)
Research and development expense	135,821	214,865	205,801

Iron Dextran process

The Company has an agreement with the Estate which grants the Company the exclusive worldwide license to use a certain process for producing Iron Dextran. This license agreement expires in 2014. The Company pays a license fee based on production volumes. The total license fee incurred during the year was $70,280 [2007 – $76,978; 2006 – $73,740]. These payments are applied to the balance owing by the Estate [note 8[i]].

Cellulose Sulphate BV Clinical Evaluation Program

During September 2004, the Company entered into an agreement with a research organization to conduct a pilot clinical study on the use of cellulose sulphate for the treatment of bacterial vaginosis. During the year ended January 31, 2008, the Company made final payments totaling $21,585. In March of 2006, the Company also entered into an agreement for the monitoring of the clinical trial, and a final payment of $26,563 was made during fiscal year 2008.

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 [Expressed in United States dollars]

15. INCOME TAXES

[a]

Substantially all of the Company's activities are carried out through operating subsidiaries in Canada and the United States. The Company's effective income tax rate is dependent on the tax legislation in each country and the operating results of each subsidiary and the parent company.

The components of loss before income taxes are as follows:

	2008	2007	2006
	$	$	$

Bahamas	(111,208)	(244,022)	(185,653)
Canada	(878,468)	(510,970)	(1,088,398)
United States	22,521	379,174	(34,245)
	(967,155)	(375,818)	(1,308,296)

During fiscal 2006, the tax residency of the parent company, Polydex Pharmaceuticals Limited, was determined to be Canada, for the years 1999 to the present. Due to the losses incurred in the Company during that period, no income taxes payable were incurred. The provision for (recovery of) income taxes consists of the following:

	2008	2007	2006
	$	$	$
Foreign withholding taxes and other on Bahamian income	—	—	—
Provision for (recovery of) income taxes based on Canadian statutory income tax rates	(280,466)	(189,059)	(370,055)
Foreign withholding taxes	—	—	56,601
Decrease in tax reserve	—	(46,055)	—
Increase in valuation allowance	216,216	81,833	651,107
Tax and exchange rate changes on deferred tax items	22,823	(3,554)	(13,343)
Items not deductible for tax	(40,517)	41,640	(19,603)
	(81,944)	(115,195)	304,707

Provision for (recovery of) income taxes based on United States income tax rates	8,333	140,294	(12,671)
Utilization of previously unrecognized tax losses	(8,333)	(140,294)	—
Decrease in valuation allowance	—	—	(111,279)
	—	—	(123,950)
Provision for (recovery of) income taxes	(81,944)	(115,195)	180,757

Significant components of the provision for (recovery of) income taxes attributable to continuing operations are as follows:

	2008	2007	2006
	$	$	$

Canadian deferred tax recovery	(83,317)	(69,140)	(183,285)
Canadian deferred tax expense	—	—	304,763
Canadian current tax expense (recovery)	1,373	(46,055)	183,229
United States deferred tax expense	—	—	—
United States current tax expense	—	—	—
United States current tax recovery	—	—	(123,950)
	(81,944)	(115,195)	180,757

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 [Expressed in United States dollars]

[b]

Deferred tax assets and liabilities have been provided on temporary differences that consist of the following:

	2008	2007	2006
	$	$	$

Deferred tax assets
Canadian
Non-capital losses	1,053,398	1,120,327	1,054,054
Unclaimed research and development expenses	315,905	285,444	295,518
Net capital losses [note 15[c]]	200,055	164,976	188,353
Other items	14,414	15,160	27,733
United States
Net operating loss carryforwards	29,378	42,981	84,371
Allowance on Sparhawk note [note 13]	—	—	84,206
	1,613,150	1,628,888	1,734,235
Less valuation allowance	1,613,150	1,628,888	1,734,235
	—	—	—

Deferred tax liabilities

Excess of carrying value over tax value of depreciable assets	(47,120)	(119,097)	(185,353)
Investment tax credits and other items	(8,842)	(2,670)	(9,585)
Net deferred tax liabilities	(55,962)	(121,767)	(194,938)

[c]

The Canadian subsidiaries have non-capital loss carryforwards available to reduce future years' income for tax purposes totaling approximately $3,882,000. These non-capital losses expire from 2009 to 2028 and are stated below.

Year of expiry	$
2009	384,000
2010	151,000
2011	265,000
2015	600,000
2026	710,000
2027	511,000
2028	1,261,000

Total	3,882,000

The Canadian subsidiaries also have deductions available to reduce future years' income for tax purposes on account of net temporary differences resulting from expense items reported for income tax purposes in different periods than for financial statement purposes totaling approximately $1,230,000 and $558,000 for federal and provincial purposes, respectively. Certain Canadian subsidiaries also have net capital losses available for carryforward of approximately $608,000 available to offset future taxable capital gains. These potential deductions and net capital losses have an indefinite carryforward period.

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

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 [Expressed in United States dollars]

16. CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	2008	2007	2006
	$	$	$

Decrease (increase) in current assets
Trade accounts receivable	691,495	(436,313)	246,607
Interest receivable	—	41,511	—
Inventories	212,075	164,193	98,154
Prepaid expenses and other current assets	(3,566)	26,287	(7,926)
	900,004	(204,322)	336,835
Increase (decrease) in current liabilities
Accounts payable	(978,507)	685,309	66,247
Accrued liabilities	147,783	(117,143)	(27,892)
Customer deposits	(15,294)	3,113	(13,006)
Income taxes payable	—	(44,833)	(84,530)
	53,986	322,124	277,654

Cash paid during the year for interest was $96,818 (2007 – $89,365; 2006 – $27,033). Cash paid during the year for income taxes was Nil (2007 – $Nil; 2006 – $3,891).

There were no capital equipment acquisitions under capital leases for the years ended January 31, 2008, 2007 and 2006.

17. SEGMENTED INFORMATION

All operations are carried out through Dextran Products Limited ("Dextran") in Canada and through Chemdex in the United States. Each of Dextran and Chemdex operated as separate strategic business units offering different products, until the sale of the finished product veterinary pharmaceutical business on March 4, 2004 [note13]. Until March 4, 2004, each subsidiary comprised a reportable segment as follows:

  Dextran Products - manufactures and sells bulk quantities of Dextran and several of its derivatives to large pharmaceutical companies throughout the world.

  Chemdex - manufactured and sold veterinary pharmaceutical products and specialty chemicals in the United States. The primary customers were distributors and private labelers, who in turn sold to the end user of these products.

After March 4, 2004, Chemdex only sells bulk quantities of a specific dextran derivative to Sparhawk under the Supply Agreement, as described in note 13. Management has since determined that Polydex Pharmaceuticals does not operate differing segments, and that providing such information would not be informative to readers of these financial statements. The comparative information for 2006 has therefore been restated to conform to this basis of reporting.

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 [Expressed in United States dollars]

	2008	2007	2006
	$	$	$
Total revenue by significant customer:
Customer A	1,106,972	1,296,702	1,111,402
Customer B	655,107	618,878	534,222
Customer C	578,120	275,200	346,605
Customer D	538,033	155,420	47,500
Customer E	427,206	668,001	379,342
Customer F	10,115	780,039	452,820
	3,315,553	3,794,240	2,871,891

	2008	2007	2006
	$	$	$
Sales by geographic destination:
Europe	$1,928,278	$2,796,710	$2,237,430
United States	1,475,295	1,283,251	1,086,243
Canada	1,035,040	893,977	512,031
Pacific Rim	844,217	581,581	794,015
Other	452,028	943,768	635,490
	$5,734,858	$6,499,287	$5,265,209

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies.

The carrying values of cash and cash equivalents, trade accounts receivable, interest receivable and accounts payable approximate their fair values as at January 31, 2008 because of the short period to maturity of these financial instruments.

The estimated fair values of the bank indebtedness, due to shareholder, long-term debt and capital lease obligations are not materially different from the carrying values for financial statement purposes as at January 31, 2008 and 2007. The estimated fair value of the amount due from shareholder is not determinable because the amount has no fixed terms of repayment.

19. OTHER DISCLOSURES

[a]

Concentration of accounts receivable

As at January 31, 2008, three (2007 - four) customers of the Company comprised 74% (2007 - 68%) of the trade accounts receivable balance. No other customers had trade accounts receivable outstanding at year end that represented more than 10% of the Company's trade accounts receivable balance.

[b]

Foreign currency risk

The Company is exposed to foreign currency risk through its net investment in its Canadian operations. The Company has not entered into hedging arrangements related to the foreign currency risk exposure.

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 [Expressed in United States dollars]

20. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of other accumulated comprehensive income are as follows:

	2008	2007
	$	$

Unrealized losses on investments available for sale	(9,968)	(13,670)
Currency translation	1,908,129	716,163
Accumulated other comprehensive income	1,898,161	702,493

21. COMMITMENTS AND CONTINGENCIES

As at January 31, 2008, the Company had commitments of $20,024 for capital expenditures related to the plant refurbishment (2007 - $545,488) at Dextran Products in Toronto, and no additional other commitments (2007 – $53,542).

22. RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles '''GAAP''), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of he fiscal year ending December 31, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48 "Accounting for Uncertainty in income Taxes." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109 "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The adoption of FIN No. 48 will not have a material impact on our consolidated financial statements.

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

Polydex Pharmaceuticals Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 [Expressed in United States dollars]

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The adoption of SAB 108 does not have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 does not have an impact on our consolidated financial statements.

In December 2007, the FASB revised SFAS No. 141, Business Combinations. SFAS No. 141 (revised 2007) improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141 (revised 2007) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted before that date. As such, the Company is required to adopt these provisions during the fiscal year ending January 31, 2010. The Company is currently evaluating the impact of SFAS No. 141 (revised 2007) on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, earlier adoption is prohibited. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending January 31, 2010. The Company is currently evaluating the impact of SFAS No. 160 on its financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early adoption encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended January 31, 2010. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures cannot be relied upon to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of January 31, 2008.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of January 31, 2008.

Our review also indicated the existence of certain high level procedures that might or might not serve to provide compensating control over these weaknesses. These procedures consisted of analytical review of key operating results by senior management of the Company, including preparation and review of monthly operating results, comparison of such results to budgets and to historical amounts, and comprehensive gross profit analysis. In addition, the Board of Directors received monthly updates on operations, and on a quarterly basis, reviews, investigates and discusses apparent inconsistencies and concerns with senior operating management.

Our review also revealed that although a number of controls appeared to exist, and indeed were observed to have been in operation, documentary evidence that such controls were operating throughout the period was found to be lacking. Such evidence as signatures indicating that a certain procedure had been carried out and affixing responsibility were lacking in the internal control system.

ITEM 9B. OTHER INFORMATION

In January of 2008, the Company received a NASDAQ Staff Deficiency Letter from The NASDAQ Stock Market notifying it that the Company's bid price per share for its common stock had closed below the $1.00 minimum bid price for 30 consecutive business days. As a result, the Company no longer met the requirements of Marketplace Rule 4310(c)(4) for continued listing on The NASDAQ Capital Market and had 180 calendar days, or until July 14, 2008, to regain compliance. During this 180-day period, Polydex shares will continue to trade on The NASDAQ Capital Market.

To regain compliance, the closing bid price of the Company's common stock must remain at or above $1.00 for a minimum of 10 consecutive business days prior to the end of the 180 calendar day compliance period. If the Company does not regain compliance by the end of the compliance period (or any extension thereof) and chooses not to appeal the decision of The NASDAQ Stock Market to delist its common stock, Polydex common stock will be delisted from The NASDAQ Capital Market.

The Company issued a news release regarding this matter on January 22, 2008.

PART III

ITEMS 10-14.

Pursuant to General Instruction G (3) of Form 10-K, Items 10 through 14, inclusive, have not been restated or answered in this annual report on Form 10-K because the Company intends to file within 120 days after the close of its fiscal year with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, which proxy statement involves the election of directors. The information required in these Items 10 through 14, inclusive is incorporated by reference to that proxy statement.

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

POLYDEX PHARMACEUTICALS LIMITED
Date: April 30, 2008	By: /s/ George G. Usher
George G. Usher, President and
Chief Executive Officer

Date: April 30, 2008	/s/ John A. Luce
Chief Financial Officer
(Principal Financial and Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2008	/s/ George G. Usher
George G. Usher, Director, President
and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2008	/s/ Joseph Buchman
Joseph Buchman, Director

Date: April 30, 2008	/s/ Derek John Michael Lederer
Derek John Michael Lederer, Director

Date: April 30, 2008	/s/ John L.E. Seidler
John L.E. Seidler, Director

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002