Form 10-Q
period 2008-04-30
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2008-06-13
CIK 317158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐            No ☒

Indicate the number of shares outstanding of the issuer’s common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value	3,072,846
(Title of Class)	(Outstanding at May 31, 2008)

POLYDEX PHARMACEUTICALS LIMITED

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1	CONSOLIDATED FINANCIAL STATEMENTS
	(UNAUDITED)

	Consolidated Balance Sheets
	April 30, 2008 (Unaudited) and January 31, 2008 (Audited)	F-1

	Consolidated Statements of Operations
	and Comprehensive Income (Loss)
	Three months ended April 30, 2008 and 2007 (Unaudited)	F-3

	Consolidated Statements of Shareholders’ Equity
	Three months ended April 30, 2008 and 2007 (Unaudited)	F-4

	Consolidated Statements of Cash Flows
	Three months ended April 30, 2008 and 2007 (Unaudited)	F-5

	Notes to Consolidated Financial Statements (Unaudited)	F-6

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	1

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	11

Item 4	CONTROLS AND PROCEDURES	13

PART II	OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS	14

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND
	USE OF PROCEEDS	14

Item 3	DEFAULTS UPON SENIOR SECURITIES	14

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14

Item 5	OTHER INFORMATION	14

Item 6	EXHIBITS	15

	Signatures and Certifications

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

PART I

FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited).

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets
(Expressed in United States dollars)

	April 30	January 31
	2008	2008
	(Unaudited)	(Audited)

Assets

Current assets:
Cash and cash equivalents (note 3)	$188,925	$468,570
Investments available for sale (note 4)	751,828	845,034
Trade accounts receivable	936,231	611,975
Inventories
Finished goods	1,131,861	790,822
Work in process	314,306	380,855
Raw materials	304,223	178,813
	1,750,390	1,350,490

Prepaid expenses and other current assets	76,543	116,172

Total current assets	3,703,917	3,392,241

Property, plant and equipment, net	5,875,700	6,041,348
Patents and intangible assets, net	43,501	45,511
Due from shareholder	289,427	284,170

	$9,912,545	$9,763,270

P a g e | F-1

	April 30	January 31
	2008	2008
	(Unaudited)	(Audited)
Liabilities and Shareholders' Equity

Current liabilities:
Bank indebtedness	$129,071	$-
Accounts payable	535,456	399,820
Accrued liabilities	238,087	320,096
Payroll and related taxes payable	132,689	98,736
Customer deposits	92,932	92,932
Current portion of long-term debt	42,147	41,544
Current portion of capital lease obligations	6,205	6,071
Current portion of due to shareholder	30,000	30,000

Total current liabilities	1,206,587	989,199

Long-term debt	386,296	398,540
Capital lease obligations	5,103	6,734
Due to shareholder	616,006	628,569
Deferred income taxes	55,774	55,962
	1,063,179	1,089,805

Total liabilities	2,269,766	2,079,004

Shareholders' equity:
Capital stock
Authorized:
100,000 Class A preferred shares of $0.10 each
899,400 Class B preferred shares of $0.0167 each
10,000,000 common shares of $0.0167 each
Issued and outstanding:
899,400 Class B preferred shares	15,010	15,010
3,072,846 common shares (January 31, 2008 - 3,072,846)	51,185	51,185
Contributed surplus	23,499,154	23,499,154
Deficit	(17,804,866)	(17,779,244)
Accumulated other comprehensive income	1,882,296	1,898,161

	7,642,779	7,684,266

	$9,912,545	$9,763,270

See accompanying notes.

P a g e | F-2

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in United States dollars)
	Three Months	Three Months
	Ended	Ended
	April 30	April 30
	2008	2007
	(Unaudited)	(Unaudited)

Sales	$1,219,785	$1,347,133
Cost of goods sold	955,789	1,138,172

	263,996	208,961

Expenses:
General and administrative	257,475	274,233
Interest expense, net	19,222	24,836
Selling and promotion	13,979	24,093
Research and development	4,784	21,327
Depreciation	9,161	9,871
Foreign exchange loss (gain)	(631)	27,221
Interest and other income	(14,372)	(38,382)

	289,618	343,199

Loss before income taxes	(25,622)	(134,238)

Provision for (recovery of) income taxes	-	-

Net loss for the period	(25,622)	(134,238)

Unrealized gain (loss) on investments available for sale	104	(2,935)

Currency translation adjustment	(15,969)	432,252

Comprehensive income (loss) for the period	$(41,487)	$295,079

Per share information:
Earnings (loss) per common share:
Basic	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.04)

Weighted average number of common shares used in
computing net earnings per share for the period:
Basic	3,072,846	3,072,846
Diluted	3,072,846	3,072,846

See accompanying notes.

P a g e | F-3

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Shareholders' Equity
(Expressed in United States dollars)
	Three Months	Three Months
	Ended	Ended
	April 30	April 30
	2008	2007
	(Unaudited)	(Unaudited)

Preferred Shares:
Balance, beginning and end of period	$15,010	$15,010

Common Shares:
Balance, beginning and end of period	$51,185	$51,185

Contributed Surplus:
Balance, beginning and end of period	$23,499,154	$23,483,659

Deficit:
Balance, beginning of period	$(17,779,244)	$(16,894,033)
Net loss for the period	(25,622)	(134,238)

Balance, end of period	$(17,804,866)	$(17,028,271)

Accumulated Other Comprehensive Income:
Balance, beginning of period	$1,898,161	$702,493
Unrealized gain (loss) on investments available for sale	104	(2,935)
Currency translation adjustment for the period	(15,969)	432,252

Balance, end of period	$1,882,296	$1,131,810

See accompanying notes.

P a g e | F-4

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Cash Flows
(Expressed in United States dollars)
	Three Months	Three Months
	Ended	Ended
	April 30	April 30
	2008	2007
	(Unaudited)	(Unaudited)

Cash provided by (used in):

Operating activities:
Net loss for the period	$(25,622)	$(134,238)
Add (deduct) items not affecting cash:
Depreciation and amortization	152,470	130,921
Interest on shareholder loan	(5,257)	(7,353)
Net change in non-cash working capital balances
related to operations	(601,746)	308,681

	(480,155)	298,011

Investing activities:
Additions to property, plant and equipment and patents	(5,032)	(737,743)
Decrease in accrued interest on investments	-	57,581
Unrealized loss on commercial paper available for sale	-	4,740
Proceeds of investments available for sale	103,422	575,423

	98,390	(99,999)

Financing activities:
Repayment of long-term debt	(10,167)	(8,265)
Repayment of capital lease obligations	(1,456)	(1,153)
Decrease in due to shareholder	(12,563)	(1,940)
Increase in bank indebtedness	129,071	-

	104,885	(11,358)

Effect of exchange rate changes on cash	(2,765)	54,941

Increase (decrease) in cash and cash equivalents	(279,645)	241,595

Cash and cash equivalents, beginning of period	468,570	1,384,995

Cash and cash equivalents, end of period	$188,925	$1,626,590

Cash and cash equivalents is comprised of the following:
Cash	$188,925	$592,178
Short-term deposits	-	1,034,412

	$188,925	$1,626,590

See accompanying notes.

P a g e | F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.

Basis of Presentation:

The information contained in the interim consolidated financial statements is condensed from that which would appear in annual consolidated financial statements.  The interim consolidated financial statements included herein should be read in conjunction with the audited financial statements, and notes thereto, and other financial information contained in the 2008 Annual Report on Form 10-K for the fiscal year ended January 31, 2008 as filed by Polydex Pharmaceuticals Limited (the “Company”) with the Securities and Exchange Commission.  The unaudited interim consolidated financial statements as of April 30, 2008 and 2007 include all normal recurring adjustments which management considers necessary for a fair presentation.  The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year.  The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries in which the Company has equal to or more than a 50% ownership interest and exercises control.

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

P a g e | F-6

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

P a g e | F-7

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

Earnings (loss) per common share

Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding of 3,072,846 for the three months ended April 30, 2008 (2007 - 3,072,846).  Diluted earnings (loss) per common share is computed using the weighted average number of common shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock.  Incremental shares of nil at April 30, 2008 and nil at April 30, 2007 were used in the calculation of diluted earnings (loss) per common share.  Options to purchase common shares of nil were included in the computation of diluted earnings per share as at April 30, 2008. Options to purchase common shares of nil at April 30, 2007 were included in the computation of diluted earnings (loss) per common share.

3.

Cash and Cash Equivalents:

Cash and cash equivalents consist of the following:

	April 30	January 31
	2008	2008

Cash	$188,925	$171,625
Short-term deposits	--	296,945
	$188,925	$468,570

P a g e | F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.

Investments Available For Sale:

Investments available for sale consist of the following:

		April 30		January 31
		2008		2008

Canadian medium-term fixed income bond fund		$255,367		$346,845
Canadian income trust units and mutual funds		$496,461		$498,189
		$751,828		$845,034
Current portion of investments available for sale		$(751,828)		$(845,034)
	$	---	$	---

Canadian medium-term fixed income bond fund has maturity dates extending from one to two years and a yield rate of 3.12%.  Canadian income trust units and mutual funds have yield rates of 3.83% to 5.8% Investments available for sale are stated at fair market value, based on quoted market prices.  An unrealized gain of $104 has been included in accumulated other comprehensive income.

5.

Commitments and Contingencies:

There are no material commitments or contingencies outstanding as at April 30, 2008 (2007 - $98,762).

6.

Stock-based Employee Compensation:

The Company maintains an incentive share option plan for management personnel for options to purchase up to 1,000,000 common shares.  The Company also issues options to certain consultants for services provided to the Company.

All options granted have terms of five years and vest immediately.  At April 30, 2008, the Company had 63,699 options outstanding at exercise prices ranging from $0.79 to $10.01 and a weighted average exercise price of $3.34.  The options, which are immediately exercisable and expire on dates between January 31, 2009 and January 31, 2013, entitle the holder of an option to acquire one common share of the Company.

The Company uses the fair value method in accordance with SFAS 123 to account for awards of stock-based employee compensation.  No stock-based employee compensation expense was recorded during the period from February 1, 2008 to April 30, 2008, because there were no options granted during this period.  Similarly, no stock-based employee compensation expense was recorded during the period from February 1, 2007 to April 30, 2007, because there were no options granted during this period.

P a g e | F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.

Segmented Information:

	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007

Total revenue by significant customer:

Customer A	$339,570	$--
Customer B	$252,523	$--
Customer C	$154,693	$161,624
Customer D	$124,550	$265,150
Customer E	$--	$225,446
Customer F	$--	$97,156
	$871,336	$749,376

	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007

Sales by geographic destination:
Europe	$186,910	$521,422
United States	$655,188	$297,420
Canada	$255,045	$291,819
Pacific Rim	$33,200	$186,115
Other	$89,442	$50,357
	$1,219,785	$1,347,133

P a g e | F-10

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s fiscal year ends on January 31st of each year.  In this report, fiscal year 2009 refers to the Company’s fiscal year ended January 31, 2009.  The following discussion should be read in conjunction with the April 30, 2008 interim consolidated financial statements and notes thereto included elsewhere in this report.  Operating results for the three months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2008.  The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles.  All amounts are in United States dollars, unless otherwise denoted.

Overview

The Company is engaged in the manufacture of bulk pharmaceutical intermediates for the worldwide veterinary pharmaceutical industry and also the manufacture and marketing of biotechnology-based products for the human pharmaceutical market. The Company conducts its business operations through its wholly-owned subsidiaries, Dextran Products and Chemdex.

The manufacture and sale of bulk quantities of dextran and derivative products for sale to large pharmaceutical companies throughout the world is conducted through Dextran Products in Canada. Chemdex in the United States provides ferric hydroxide and hydrogenated dextran to Sparhawk pursuant to a definitive supply agreement.

Management Objectives for Fiscal 2009.  In fiscal year 2009, management intends to continue to focus on the core products of Dextran Products that have historically been the backbone of the Company.  Opportunities to increase distribution chains for existing Dextran products in certain overseas markets, such as India and China continue to be explored by management. New customers have also been identified in Europe. Expanding current market opportunities and the potential for new market penetration has led management to make plant refurbishments and the expansion of production capacity a priority for fiscal year 2009 with respect to the Company’s manufacturing operations located in Toronto. The first step has been construction of new drying facilities to produce increased quantities of higher quality product. These products have traditionally generated higher margins. Production of product utilizing this new equipment is planned for the third quarter of fiscal year 2009.

Research and development of the Company’s human pharmaceutical products is coordinated at Dextran Products.  Ushercell is a high molecular weight Cellulose Sulphate that was envisioned for topical vaginal use primarily in the prevention of unplanned pregnancies, as well as the transmission of AIDS and other sexually transmitted diseases. Further work in this area has been suspended pending a final investigative report which is expected towards the end of fiscal year 2009. The Company never received any financial gain from this project, and as a result, there is no immediate or direct effect on sales or revenues.

P a g e | 1

Results of Operations

Three months ended April 30, 2008 compared to three months ended April 30, 2007

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2008	2007	Variance

Net Loss	$(25,622)	$(134,238)	81%

Earnings (Loss) per Share	$(0.01)	$(0.04)

The decrease in net loss for the first quarter of fiscal year 2009 is a result of improved gross margins, and continued efforts by management to reduce expenses, offset by slightly lower sales volumes and the increase in the value of the Canadian dollar compared to the United States dollar.

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2008	2007	Variance

Sales	$1,219,785	$1,347,133	9%

Sales for the first quarter of fiscal year 2009 decreased slightly from the comparable period for the first quarter of fiscal year 2008 due to production and quality issues that delayed shipments until later in the quarter. However, this is partially offset by a significant increase in Canadian dollar denominated sales in the period.

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2008	2007	Variance

Gross Profit	$263,996	$208,961	26%

Percentage of sales	21%	15%

The increase in gross margin in the first quarter of fiscal year 2009 is due to several factors. First, the sales mix included significant sales of high margin powdered product. Second, continued cost reductions were realized in all areas of the cost of sales. Third, the impact of price increases implemented in the latter part of fiscal year 2008. These improvements were offset by the increased value of the Canadian dollar compared to the first quarter of fiscal year 2008, which had the effect of increasing cost of goods sold.

P a g e | 2

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2008	2007	Variance

Selling, promotion, general and administrative expenses	$271,454	$298,326	(9)%

The decrease during the first quarter of fiscal year 2009 in selling, promotion, general and administrative expenses is primarily due to a general decrease in the expenses of the Company, partially offset by the increased value of the Canadian dollar. These reductions included legal, insurance, consulting and reporting costs, and are a result of the continued focus by management to minimize these costs.

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2008	2007	Variance

Research and development expenditures	$4,784	$21,327	(78)%

The decrease in research and development expenses during the first quarter of fiscal year 2009 is a result of the continued reduction in activities due to the suspension of Phase III clinical trials for Ushercell, which was announced in January 2007. An independent review board is examining all of the data associated with the clinical trial and its report is expected later this fiscal year. The main costs related to patent issuance fees and consulting fees were further reduced in the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008.

Further funding from research and development partners for these projects has been put on hold, pending receipt of the independent review board report mentioned above. The Company has no commitments to repay this funding or to purchase the results of such research.

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2008	2007	Variance

Depreciation and amortization expense	$152,470	$130,921	16%

The increase in depreciation and amortization expense for the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008 is due almost entirely to the increase in the value of the Canadian dollar. Significant asset acquisitions related to the plant refurbishment have not been put into service and are therefore not yet being depreciated.

P a g e | 3

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2008	2007	Variance

Interest expense	$19,222	$24,836	23%

Interest expense decreased for the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008 due primarily to the decrease in interest rates applicable to the due to shareholder amount.

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2008	2007	Variance

Foreign exchange (gain) loss	$(631)	$27,221	(102)%

The foreign exchange gain for the first quarter of fiscal year 2009 compared to the loss for the first quarter of fiscal year 2008 was due to the small fluctuation in value of the United States dollar compared to the Canadian dollar during the period.

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2008	2007	Variance

Interest and other income	$14,372	$38,382	(62)%

The decrease in interest and other income in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008 is primarily related to the decrease in investments available for sale and cash equivalents.

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2008	2007	Variance

Provision for (recovery of) income taxes	–	–	0%

The tax provision of nil for the quarter ended April 30, 2008 and April 30, 2007 results from the carryforward of unused tax losses, and tax credits arising from unused research and development expenditures. The Canadian operations continue to have significant research and development tax pools to offset current taxes payable.

P a g e | 4

Liquidity and Capital Resources

As of April 30, 2008, the Company had cash and cash equivalents of $188,925, compared to cash and cash equivalents of $468,570 at January 31, 2008.  In the first quarter of fiscal year 2009, the Company expended cash of $480,155 in its operating activities, compared to generating cash of $298,011 for the first quarter of fiscal year 2008.  The use of cash for operations during the first quarter of fiscal year 2009 is primarily due to the increase in receivables and inventory, partially offset by the increase in accounts payable. Depreciation continues to be a large non-cash expense of the Company.

The Company’s working capital increased to $2,497,330 and a working capital ratio of 3.1 to 1 as of April 30, 2008, compared to $2,403,042 and 3.4 to 1 as of January 31, 2008.

Management expects the primary source of its future capital needs to be a combination of company earnings, cash on hand and borrowings.

As of April 30, 2008, the Company had accounts receivable of $936,231 and inventory of $1,750,390, compared to $611,975 and $1,350,490 respectively at January 31, 2008 and $664,963 and $1,526,859 respectively at April 30, 2007.  The increase in accounts receivable during the first quarter ended April 30, 2008 is due to the large volume of sales during the latter part of the quarter and the timing of customer payments.

At April 30, 2008, the Company had accounts payable of $535,456 compared to $399,820 at January 31, 2008 and $1,037,252 at April 30, 2007.  The increase in accounts payable from January 31, 2008 was due to the increase in inventory, and the timing of supplier payments.

During the first quarter of fiscal year 2009, capital expenditures totaled only $5,032, as compared to $737,743 in the first quarter of fiscal year 2008. The expenditures for the first quarter of fiscal 2008 were primarily for construction costs relating to the plant refurbishment. Phase I of the plant refurbishment and expansion plan at Dextran Products in Toronto has been completed and management expects it to be available for production during the third quarter of fiscal year 2009. Capital expenditures are expected to be minimal during the remainder of fiscal year 2009.

The change in accumulated other comprehensive income of the Company is primarily attributable to the currency translation adjustment of Dextran Products.  Dextran Products’ functional currency is the Canadian dollar.  This currency translation adjustment arises from the translation of Dextran Products’ financial statements to U.S. dollars.

Dextran Products has a Cdn. $250,000 (U.S. $248,200) operating line of credit, of which Cdn. $130,000 (U.S. $129,071) was utilized at April 30, 2008 and none at January 31, 2008.  This line of credit bears interest at the Canadian banks’ prime lending rate plus 0.75% (April 30, 2008 – 5.50.%; January 31, 2008 – 6.50%).  In May 2006, a fixed term rate loan of Cdn. $500,000 (U.S. $496,400) was obtained to fund capital purchases. The interest rate is 0.75% over Canadian bank prime lending rate (6.95%). Bank indebtedness is collateralized by a general security agreement over the Company’s assets and a collateral mortgage of Cdn. $500,000 on the Dextran Products building in Toronto.  The line of credit is used periodically by the Company to cover temporary short-term Canadian dollar cash needs.  For these short-term cash needs, the interest expense on the credit line is typically less than the transaction costs incurred in selling short-term investments.

P a g e | 5

The decrease in long-term debt and capital lease obligations from January 31, 2008 is due to repayments during the period.

Changes in the relative values of the Canadian dollar and the United States dollar occur from time to time and may, in certain instances, materially affect the Company’s results of operations.

The Company does not believe that the impact of inflation and changing prices has had a material effect on its operations or financial results at any time in the last three years.

Related Party Transactions

In August 1997, the Company loaned the late Thomas C. Usher, its Vice-Chairman, Director of Research and Development, a member of its Board of Directors and the beneficial owner of greater than 5% of the outstanding common shares of the Company, $691,500 at an interest rate equal to the prime rate of Toronto Dominion Bank plus 1.50% (the “Loan”).  The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher.  Repayment of the Loan is accomplished by periodic payments and, in the past, bonus payments, if any, granted to Thomas C. Usher as an employee of the Company.  The amount outstanding under the Loan as of April 30, 2008 was $302,578, as compared to $297,321 at January 31, 2008, including accrued interest.  The Company has taken a cumulative provision of $323,490 against accrued interest on the loan at April 30, 2008, and January 31, 2008. Obligations with respect to the Loan transferred to the estate of Thomas C. Usher upon his death in February 2005.

In August 1999, Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the “Receivables”) due to the Company from Novadex Corp.  The Receivables have no specific repayment terms.  The total outstanding amount of the Receivables as of April 30, 2008 and January 31, 2008 was $60,339. The Company continues to be obligated to make royalty payments to Mr. Usher’s estate pursuant to intellectual property license agreements, and intends to continue to offset such payments against the Receivables. Thomas C. Usher also owed $250,000 to a subsidiary of the Company, Novadex International Limited, as of April 30, 2008, pursuant to a non-interest bearing loan with no specific repayment terms.  The outstanding amount of this loan has not changed from January 31, 2008. The amounts continue to remain owing from the estate of Thomas C. Usher.

As of April 30, 2008, Thomas C. Usher, now through his estate, had pledged 270,763 common shares of the Company as security for these amounts owing to the Company.  These common shares had a market value of $162,458 at April 30, 2008, based on the closing price of the Company’s common shares on the NASDAQ Capital Market on April 30, 2008. The Company intends to continue to hold the pledged assets as collateral until the amounts owing discussed above are repaid.

P a g e | 6

The Company had a commitment to pay an amount equal to one year’s salary, $110,000, to Thomas C. Usher’s estate. The amount owing on this commitment as at April 30, 2008 is $36,908.

The Company also has an outstanding loan payable to Ruth Usher, a former director and the widow of Thomas C. Usher.  The amount due from the Company pursuant to this loan decreased to $645,978 at April 30, 2008 from $658,541 at January 31, 2008 due to monthly payments by the Company, less interest charges.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

As of April 30, 2008, future minimum cash payments due under contractual obligations, including, among others, the Dextran Products line of credit, the loan payable to Ruth Usher, the long-term debt obligation in connection with the Chemdex redemption, research and development agreements and capital lease agreements, are as follows:

Payment due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations (1)	$ 1,201,002	$ 166,679	$ 331,264	$330,014	$373,045
Capital lease obligations (2)	12,528	7,159	5,369	--	--
Operating Lease obligations (3)	214	214	--	--	--
Purchase obligations (4)	--	--	--	--	--
Revolving loans (5)	129,071	129,071	--	--	--
Total	$1,342,815	$303,123	$336,633	$330,014	$373,045

1.  Consists of:

(a)

Equipment purchase term loan of Cdn $428,954 (US $425,888) repayable to a Canadian bank in monthly payments of Cdn $5,792 including interest at 6.95%, maturing May 2011; and

(b)

Note payable in quarterly payments of Cdn. $419 (US $416), bearing interest at 10.43% and maturing December 2009; and

(c)

Amounts due to shareholder which bear interest at the U.S. bank prime lending rate plus 1.5%, with required minimum monthly payments, including interest, of $6,000.

P a g e | 7

2.  Consists of capital lease obligations for office equipment of Cdn. $11,389 (US $11,308) repayable in quarterly installments, bearing interest at 10.43% and maturing December 2009.

3. Consists of operating lease obligations for office equipment requiring quarterly payments of Cdn. $72 (US $71).

4. N/A

5. Consists of Canadian operating line of credit bearing interest at the Canadian banks’ prime lending rate plus 0.75%, repayable upon demand.  Balance outstanding as at April 30, 2008 is Cdn $130,000.

Critical Accounting Policies

The Company’s interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, applied on a consistent basis.  The critical accounting policies include the use of estimates of allowance for doubtful accounts, the useful lives of assets and the realizability of deferred tax assets.  The Company’s accounting policies with respect to the Sparhawk Joint Venture and its disposition are also discussed below.

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

P a g e | 8

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

The Joint Venture

In 1992, Vet Labs, a subsidiary of Chemdex, Inc. and Sparhawk entered into a Joint Venture for the manufacture and sale of veterinary pharmaceutical products.  Vet Labs and Sparhawk each owned 50% of the Joint Venture during its operation.

On January 13, 2004, the Company, Chemdex and Vet Labs entered into an Asset Purchase Agreement with Sparhawk.  Pursuant to the Asset Purchase Agreement, the Company agreed to sell substantially all of the assets of Vet Labs, including its interest in the Joint Venture, to Sparhawk for $5,500,000 in cash.  Effective March 4, 2004, this sale was completed and a gain of $1,859,471 was recognized.  Simultaneously with the closing, Chemdex advanced $350,000 to Sparhawk in exchange for an unsecured subordinated promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk. On May 31, 2006, payment in full for principal and interest of the promissory note was received. The warrant expired at the earlier of payment in full of the promissory note or March 4, 2014, and therefore expired before it could be exercised.  Chemdex also entered into a supply agreement with Sparhawk to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years.

P a g e | 9

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

P a g e | 10

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

	Expected Maturity Date
	1/31/09	1/31/10	1/31/11	1/31/12	1/31/13	Thereafter	Total	Fair Value
	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn)	784,234	—	—	—	—	—	784,234	784,234
Average interest rate	3.84%	—	—	—	—	—	3.84%
Liabilities:
Long-term debt:
Fixed rate ($Cdn)	47,922	50,326	46,744	50,099	53,693	191,042	439,826	441,316
Average interest rate	9.22%	9.19%	9.00%	9.00%	9.00%	9.00%	9.07%

P a g e | 11

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

	Expected Maturity Date
	1/31/09	1/31/10	1/31/11	1/31/12	1/31/13	Thereafter	Total	Fair Value
	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn)	784,234	—	—	—	—	—	784,234	751,830
Average interest rate	3.84%	—	—	—	—	—	3.84%
Notes receivable:
Variable rate ($US)	75,576	80,677	86,123	60,202	—	—	302,578	302,578
Average interest rate	6.75%	6.75%	6.75%	6.75%	—	—	6.75%
Liabilities:
Long-term debt:
Fixed rate ($Cdn)	47,922	50,326	46,744	50,099	53,693	191,042	439,826	441,316
Average interest rate	9.22%	9.19%	9.00%	9.00%	9.00%	9.00%	9.07%
Variable rate ($US)	51,548	55,028	58,742	62,708	66,490	363,574	658,542	658,542
Average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

P a g e | 12

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

There have been no changes in the Company’s internal control over financial reporting that occurred in the Company’s fiscal quarter ending April 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

P a g e | 13

PART II
OTHER INFORMATION

Item  1.

Legal Proceedings

The Company is not a party to any pending legal proceedings.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.

Defaults Upon Senior Securities

Not applicable.

Item 4.

Submission of Matters to a Vote of Security Holders.

No items were submitted to a vote of the Company’s shareholders during the quarter ended April 30, 2008.

Item 5.

Other Information

Not applicable.

P a g e | 14

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

P a g e | 15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    June 13, 2008

POLYDEX PHARMACEUTICALS LIMITED
(Registrant)

By	/s/ George G. Usher
George G. Usher, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By	/s/ John A. Luce
John A. Luce, Chief Financial Officer
(Principal Financial Officer)

P a g e | 16

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

P a g e | 17