Form 10-Q
period 2008-09-08
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2008-09-12
CIK 317158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐            No ☒

Indicate the number of shares outstanding of the issuer’s common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value	3,072,846
(Title of Class)	(Outstanding at August 31, 2008)

POLYDEX PHARMACEUTICALS LIMITED

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1	CONSOLIDATED FINANCIAL STATEMENTS
	(UNAUDITED)

	Consolidated Balance Sheets
	July 31, 2008 (Unaudited) and January 31, 2008 (Audited)	F-1

	Consolidated Statements of Operations
	and Comprehensive Income (Loss)
	Three months and six months ended July 31, 2008 and 2007 (Unaudited)	F-3

	Consolidated Statements of Shareholders’ Equity
	Six months ended July 31, 2008 and 2007 (Unaudited)	F-4

	Consolidated Statements of Cash Flows
	Six months ended July 31, 2008 and 2007 (Unaudited)	F-5

	Notes to Consolidated Financial Statements (Unaudited)	F-6

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	1

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	11

Item 4	CONTROLS AND PROCEDURES	13

PART II OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS	14

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND
	USE OF PROCEEDS	14

Item 3	DEFAULTS UPON SENIOR SECURITIES	14

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14

Item 5	OTHER INFORMATION	14

Item 6	EXHIBITS	15

	Signatures and Certifications	16

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

PART I

FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited).

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets
(Expressed in United States dollars)

	July 31	January 31
	2008	2008
	(Unaudited)	(Audited)

Assets

Current assets:
Cash and cash equivalents (note 3)	$153,584	$468,570
Investments available for sale (note 4)	458,131	845,034
Trade accounts receivable	951,381	611,975
Inventories
Finished goods	1,404,085	790,822
Work in process	282,076	380,855
Raw materials	314,780	178,813
	2,000,941	1,350,490

Prepaid expenses and other current assets	108,565	116,172

Total current assets	3,672,602	3,392,241

Property, plant and equipment, net	5,654,438	6,041,348
Patents and intangible assets, net	41,491	45,511
Due from shareholder	294,412	284,170

	$9,662,943	$9,763,270

	July 31	January 31
	2008	2008
	(Unaudited)	(Audited)
Liabilities and Shareholders' Equity

Current liabilities:
Bank indebtedness	$195,314	$-
Accounts payable	538,600	399,820
Accrued liabilities	242,896	320,096
Payroll and related taxes payable	121,447	98,736
Customer deposits	92,932	92,932
Current portion of long-term debt	41,455	41,544
Current portion of capital lease obligations	6,104	6,071
Current portion of due to shareholder	30,000	30,000

Total current liabilities	1,268,748	989,199

Long-term debt	369,812	398,540
Capital lease obligations	3,551	6,734
Due to shareholder	602,450	628,569
Deferred income taxes	-	55,962
	975,813	1,089,805

Total liabilities	2,244,561	2,079,004

Shareholders' equity:
Capital stock
Authorized:
100,000 Class A preferred shares of $0.10 each
899,400 Class B preferred shares of $0.0167 each
10,000,000 common shares of $0.0167 each
Issued and outstanding:
899,400 Class B preferred shares	15,010	15,010
3,072,846 common shares (January 31, 2008 - 3,072,846)	51,185	51,185
Contributed surplus	23,499,154	23,499,154
Deficit	(17,917,260)	(17,779,244)
Accumulated other comprehensive income	1,770,293	1,898,161

	7,418,382	7,684,266

	$9,662,943	$9,763,270

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in United States dollars)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 31	July 31	July 31	July 31
	2008	2008	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$1,296,704	$1,504,365	$2,516,489	$2,851,498
Cost of goods sold	1,104,798	1,405,262	2,060,587	2,543,434

	191,906	99,103	455,902	308,064

Expenses:
General and administrative	281,833	294,955	539,308	569,188
Interest expense	15,781	25,008	35,003	49,844
Selling and promotion	17,958	27,081	31,937	51,174
Research and development	23,263	54,520	28,047	75,847
Depreciation	9,101	9,685	18,262	19,556
Foreign exchange loss (gain)	(7,456)	18,365	(8,087)	45,586
Cash surrender value of life insurance	-	(77,073)	-	(77,073)
Interest and other expense (income)	20,961	(25,085)	6,589	(63,467)

	361,441	327,456	651,059	670,655

Loss before income taxes	(169,535)	(228,353)	(195,157)	(362,591)

Recovery of income taxes	(57,141)	-	(57,141)	-

Net loss for the period	(112,394)	(228,353)	(138,016)	(362,591)

Unrealized gain on investments available for sale	24,741	3,332	24,845	397

Currency translation adjustment	(136,744)	296,573	(152,713)	728,825

Comprehensive income (loss) for the period	$(224,397)	$71,552	$(265,884)	$366,631

Per share information:
Loss per common share:
Basic	$(0.04)	$(0.07)	$(0.04)	$(0.12)
Diluted	$(0.04)	$(0.07)	$(0.04)	$(0.12)

Weighted average number of common shares used in
computing net earnings per share for the period:
Basic	3,072,846	3,072,846	3,072,846	3,072,846
Diluted	3,072,846	3,072,846	3,072,846	3,072,846

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Shareholders' Equity
(Expressed in United States dollars)

	Six Months	Six Months
	Ended	Ended
	July 31	July 31
	2008	2007
	(Unaudited)	(Unaudited)

Preferred Shares:
Balance, beginning and end of period	$15,010	$15,010

Common Shares:
Balance, beginning and end of period	$51,185	$51,185

Contributed Surplus:
Balance, beginning and end of period	$23,499,154	$23,483,659

Deficit:
Balance, beginning of period	$(17,779,244)	$(16,894,033)
Net loss for the period	(138,016)	(362,591)

Balance, end of period	$(17,917,260)	$(17,256,624)

Accumulated Other Comprehensive Income:
Balance, beginning of period	$1,898,161	$702,493
Unrealized loss reclassified on investments available for sale	24,845	397
Currency translation adjustment for the period	(152,713)	728,825

Balance, end of period	$1,770,293	$1,431,715

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Cash Flows
(Expressed in United States dollars)

	Six Months	Six Months
	Ended	Ended
	July 31	July 31
	2008	2007
	(Unaudited)	(Unaudited)

Cash provided by (used in):

Operating activities:
Net loss for the period	$(138,016)	$(362,591)
Add (deduct) items not affecting cash:
Depreciation and amortization	303,570	270,685
Interest on shareholder loan	(10,242)	(15,040)
Loss on investments available for sale	31,724	-
Net change in non-cash working capital balances related to operations	(935,231)	(229,660)

	(748,195)	(336,606)

Investing activities:
Additions to property, plant and equipment and patents	(27,913)	(1,089,321)
Decrease in due from shareholder	-	23,431
Decrease in accrued interest on investments	-	3,232
Proceeds of investments available for sale	376,623	776,324

	348,710	(286,334)

Financing activities:
Repayment of long-term debt	(20,428)	(17,193)
Repayment of capital lease obligations	(2,941)	(2,418)
Decrease in due to shareholder	(26,119)	(4,383)
Increase in bank indebtedness	195,314	-

	145,826	(23,994)

Effect of exchange rate changes on cash	(61,327)	56,684

Decrease in cash and cash equivalents	(314,986)	(590,250)

Cash and cash equivalents, beginning of period	468,570	1,384,995

Cash and cash equivalents, end of period	$153,584	$794,745

Cash and cash equivalents is comprised of the following:
Cash	$68,909	$240,523
Short-term deposits	84,675	554,222

	$153,584	$794,745

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.

Basis of Presentation:

The information contained in the interim consolidated financial statements is condensed from that which would appear in annual consolidated financial statements.  The interim consolidated financial statements included herein should be read in conjunction with the audited financial statements, and notes thereto, and other financial information contained in the 2008 Annual Report on Form 10-K for the fiscal year ended January 31, 2008 as filed by Polydex Pharmaceuticals Limited (the “Company”) with the Securities and Exchange Commission.  The unaudited interim consolidated financial statements as of July 31, 2008 and 2007 include all normal recurring adjustments which management considers necessary for a fair presentation.  The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year.  The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries in which the Company has equal to or more than a 50% ownership interest and exercises control.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Earnings (loss) per common share

Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding of 3,072,846 for the three months ended July 31, 2008 (2007 - 3,072,846).  Diluted earnings (loss) per common share is computed using the weighted average number of common shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock.  Incremental shares of nil at July 31, 2008 and July 31, 2007 were used in the calculation of diluted earnings (loss) per common share, as their effect was anti-dilutive.  Options to purchase common shares of nil were included in the computation of diluted earnings per share as at July 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.

Cash and Cash Equivalents:

Cash and cash equivalents consist of the following:

	July 31	January 31
	2008	2008

Cash	$68,909	$171,625
Short-term deposit	84,675	296,945
	$153,584	$468,570

Short-term deposit consists of Canadian money market funds in the amount of Cdn. $86,707, and bears interest at 2.86%.

4.

Investments Available For Sale:

Investments available for sale consist of the following:

	July 31	January 31
	2008	2008

Canadian short-term fixed income fund	$252,246	$346,845
Global fixed income bond fund	$205,885	$498,189
	$458,131	$845,034
Current portion of investments available for sale	$(458,131)	$(845,034)
	$–	$–

Canadian short-term fixed income bond fund is currently yielding 3.35%. The Global fixed income bond fund is curently yielding 3.1%. Investments available for sale are stated at fair market value, based on quoted market prices. An unrealized loss of $24,845 has been reclassified from Accumulated other comprehensive income.

5.

Commitments and Contingencies:

Subsequent to July 31, 2008, the Company installed a replacement copying system, and is committed to 22 quarterly payments of Cdn $ 1,998. This contract replaced the existing capital lease and a portion of the existing long-term debt.

6.

Stock-based Employee Compensation:

The Company maintains an incentive share option plan for management personnel for options to purchase up to 1,000,000 common shares.  The Company also issues options to certain consultants for services provided to the Company.

All options granted have terms of five years and vest immediately.  At July 31, 2008, the Company had 63,699 options outstanding at exercise prices ranging from $0.79 to $10.01 and a weighted average exercise price of $3.34.  The options, which are immediately exercisable and expire on dates between January 31, 2009 and January 31, 2013, entitle the holder of an option to acquire one common share of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company uses the fair value method in accordance with SFAS 123 to account for awards of stock-based employee compensation.  No stock-based employee compensation expense was recorded during the period from February 1, 2008 to July 31, 2008, because there were no options granted during this period.

7.

Segmented Information:

	Six Months	Six Months
	Ended	Ended
	July 31,	July 31,
	2008	2007

Total revenue by significant customer:
Customer A	$607,962	$194,400
Customer B	$491,026	$588,945
Customer C	$343,531	$290,117
Customer D	$110,080	$103,600
Customer E	$53,960	$170,240
Customer F	$–	$258,091
	$1,606,559	$1,605,393

	Six Months	Six Months
	Ended	Ended
	July 31,	July 31,
	2008	2007

Sales by geographic destination:
United States	$872,103	$523,037
Europe	$743,343	$1,214,033
Canada	$627,596	$483,494
Pacific Rim	$77,350	$370,056
Other	$196,097	$260,878
	$2,516,489	$2,851,498

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s fiscal year ends on January 31st of each year.  In this report, fiscal year 2009 refers to the Company’s fiscal year ended January 31, 2009.  The following discussion should be read in conjunction with the July 31, 2008 interim consolidated financial statements and notes thereto included elsewhere in this report.  Operating results for the six months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2008.  The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles.  All amounts are in United States dollars, unless otherwise denoted.

Overview

The Company is engaged in the research, development, manufacture and marketing of biotechnology-based products for the human pharmaceutical market, and manufactures bulk pharmaceutical intermediates for the worldwide veterinary pharmaceutical industry.  The Company conducts its business operations through its wholly-owned subsidiaries, Dextran Products and Chemdex.

The manufacture and sale of bulk quantities of dextran and derivative products for sale to large pharmaceutical companies throughout the world is conducted through Dextran Products in Canada, and Chemdex in the United States which provides ferric hydroxide and hydrogenated dextran to Sparhawk pursuant to a definitive supply agreement.

Management Objectives for Fiscal 2009.

The past year and a half has been difficult for Polydex Pharmaceuticals Limited. As a Canadian based manufacturer of pharmaceutical based compounds exporting internationally, the increase in value of the Canadian dollar by approximately 18% compared to the United States dollar from January of 2007 has severely reduced the profitability of the Canadian operations, and negatively impacted the Company’s cash flows.  More recently, the world wide increase in the price of commodities has resulted in lowered pig production, especially in Europe, where the Company has traditionally derived a substantial portion of its sales.  The cancellation of Phase III HIV clinical trials in January of 2007 for the Company’s cellulose sulphate compound known as Ushercell was very disappointing to the Company, and resulted in a drastic decline in our share price on NASDAQ, though it did not have an impact on our core operations. Throughout this period, the Company has been investing its significant cash reserves in the refurbishment of the Toronto plant, in order to capitalize on the higher margins available for its powdered products line. With all of these challenges occurring at the same time, management has reacted in a number of effective ways, including:

•

The Company has managed to increase its pricing across all product lines to partially compensate for the increased value of the Canadian dollar. This has been a challenging process, as our sales quotes can be up to six months in advance, and with the lowered demand for our products has been met with resistance.

•

Cost reduction has been a hallmark throughout this period of struggle. All of Polydex’s personnel have contributed to the shrinking of everything from the cost of raw materials, plant repairs, and sludge removal, to overheads such as insurance, legal, consulting and reporting costs. Payroll reductions have been de rigeur, with management compensation being reduced and the implementation of shorter plant hours of work when appropriate. Cost control is an ongoing endeavor that will provide a stronger base for future earnings.

•

The Company has been actively striving to optimize its product mix, and the results of this effort are beginning to be seen in the last 6 months, with improved margins helping to reduce overall losses in spite of the decline in sales volumes. Management believes that this improvement will only increase when the plant refurbishment is operational.

•

The new plant equipment will also allow the Company to expand its markets, especially large international pharmaceutical companies who rely on production from high quality facilities.

•

The Company is continuing to investigate opportunities related to the contraceptive indication for Ushercell.

With all this in the past, there remain a number of challenges before us. Though rigorous cost cutting and careful price increases have been effective, our cash reserves have been significantly reduced, and the Company’s future will only be assured through meeting the increasingly competitive demands of our customers, who are experiencing their own pressures in the turbulence of the global marketplace.

Research and development of the Company’s human pharmaceutical products is coordinated at Dextran Products.  Ushercell is a high molecular weight cellulose sulphate that was envisioned for topical vaginal use primarily in the prevention of unplanned pregnancies, as well as the transmission of AIDS and other sexually transmitted diseases. However, Phase III HIV clinical trials were cancelled in January of 2007 due to a higher than expected incidence of HIV. The New England Journal of Medicine recently published a report on the Phase III trial data indicating that product adherence was low among participants and concluded that cellulose sulphate may not have increased HIV transmission after all but also may not have an HIV preventative effect.  In an article published in Obstetrics and Gynecology in March 2008, the lead researchers were quoted by Reuters Health as affirming that “Cellulose sulphate gel appears to be an effective vaginal contraceptive without many side effects" with data showing an approximate 96% effectiveness rate of pregnancy prevention when the product was used as directed. The researchers added, “With time and further research, this vaginal contraceptive may become an alternative to the nonoxynol-9 based contraceptive gels currently available in the U.S.” The Company never received any financial gain from this project, and as a result, there is no immediate or direct effect on sales or revenues. Management intends to pursue the development of cellulose sulphate as a contraceptive.

Cellulose sulphate has also been tested for its effect on bacterial vaginosis (BV). In 2007, the report outlining results from a BV trial concluded that although efficacy of cellulose sulphate in prevention of BV was not significant, there were significant questions about patient behavior and product adherence in that trial as well. At this time management is not seeking to pursue continued development of cellulose sulphate for prevention of BV.

Results of Operations

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2008	2007	Variance	2008	2007	Variance

Net loss	$(112,394)	$ (228,353)	51%	$(138,016)	$(362,591)	62%

Loss per Share	$(0.04)	$(0.07)		$(0.04)	$(0.12)

The decrease in net loss for the second quarter and year to date of fiscal year 2009, as compared to the second quarter and year to date of fiscal year 2008, is a result of improved gross margins, a deferred income tax recovery, and decreased expenses partially offset by decreased investment income experienced during these periods. Expenses during the second quarter and year to date of fiscal year 2008 were reduced by $77,073, which was due to the collection of the cash surrender value of a life insurance policy during that period.

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2008	2007	Variance	2008	2007	Variance
Sales	$1,296,704	$1,504,365	(14)%	$2,516,489	$2,851,498	(12)%

The sales decrease for the second quarter and year to date of fiscal year 2009 compared to the second quarter and year to date of fiscal year 2008 was primarily due to decreased demand, offset by price increases implemented by management subsequent to those periods.

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2008	2007	Variance	2008	2007	Variance
Gross profit	$191,906	$99,103	94%	$455,902	$308,064	48%
Percentage of sales	14.8%	6.6%		18.1%	10.8%

The increase in gross margin for the second quarter and the year to date of fiscal year 2009 compared to the second quarter and year to date of fiscal year 2008 is primarily due to several factors throughout both quarters of fiscal year 2009. First, as mentioned above, sales pricing was increased by management.  Second, the Company experienced increased sales of higher margin powder products during the first quarter of fiscal year 2009. Third, management has been successful in continuing to reduce various direct production costs, especially utilities, equipment repairs and supplies, and sludge removal. These improvements were partially offset by the continued rise of the Canadian dollar relative to the US dollar throughout this period, since production is based at the Dextran Products Limited facility in Toronto, Canada.

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2008	2007	Variance	2008	2007	Variance
Selling, promotion,
general and
administrative expenses	$299,791	$322,036	(7)%	$571,245	$620,362	(8)%

The decrease during the second quarter and year to date of fiscal year 2009 in selling, promotion, general and administrative expenses is primarily due to a general decrease in the expenses of the Company, offset by the continued increase in the value of the Canadian dollar as mentioned above, compared to the second quarter and year to date of fiscal 2008. These reductions included legal, insurance, consulting and reporting costs, and are a result of the continued focus by management to minimize this cost center.

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2008	2007	Variance	2008	2007	Variance
Research and development
expenditures	$23,263	$54,520	(57)%	$28,047	$75,847	(63)%

Research and development expenditures have been reduced considerably in the second quarter and year to date of fiscal year 2009 compared to the same periods for fiscal year 2008, primarily as a result of the cessation of activities related to the Phase III clinical trials for Ushercell announced in January 2007. Expenditures incurred in the second quarter and year to date of fiscal year 2009 are for legal expenses related to maintaining protection for the Company’s various existing patents.

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2008	2007	Variance	2008	2007	Variance
Depreciation and
amortization expense	$151,100	$139,764	8%	$303,570	$270,685	12%

The increase in depreciation and amortization expense for the second quarter and year to date of fiscal year 2009 compared to the second quarter and year to date of fiscal year 2008 resulted primarily from assets acquired subsequent to the second quarter of fiscal year 2008, as well as the increase in the Canadian dollar relative to the United States dollar during that same period. Significant asset acquisitions related to the plant refurbishment have not been put into service and are therefore not yet being depreciated.

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2008	2007	Variance	2008	2007	Variance
Interest Expense	$15,781	$25,008	(37)%	$35,003	$49,844	(30)%

Interest expense for the second quarter and year to date of fiscal year 2009 decreased from the comparative amounts for the second quarter and year to date of fiscal year 2008 primarily due to the lower interest rates incurred on the shareholder loan, as well as the decreasing balances due on the longterm debt.

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2008	2007	Variance	2008	2007	Variance
Foreign exchange (gain)
loss	$(7,456)	$18,365	141%	$(8,087)	$45,586	118%

The foreign exchange gain for the second quarter and year to date of fiscal year 2009 compared to the loss for the second quarter and year to date of fiscal year 2008 was due to the small increase in value of the United States dollar compared to the Canadian dollar.

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2008	2007	Variance	2008	2007	Variance
Interest and other
income (loss) and
cash surrender value
of life insurance	$(20,961)	$102,158	(121)%	$(6,589)	$140,540	(105)%

The loss in interest and other income in the second quarter of fiscal year 2009 is primarily due to recognition of the loss on investments that was previously carried in Accumulated and other comprehensive income. Investment income for the second quarter and the year to date of fiscal year 2009 also decreased due to the decrease in the investments available for sale and cash equivalents. The second quarter and year to date of fiscal year 2008 also included the redemption of the cash surrender value of an insurance policy that was no longer required.

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2008	2007	Variance	2008	2007	Variance
Provision for
(recovery of) income
taxes	$(57,141)	–	–	$(57,141)	–	–

The tax recovery for the second quarter and year to date ended July 31, 2008 results from the reversal of the deferred tax provision previously carried as an other liability on the balance sheet, and which was no longer required due to the availability of the Company’s carryforward of unused tax losses, and tax credits arising from unused research and development expenditures. The Canadian operations continue to have significant research and development tax pools to offset current taxes payable.

Liquidity and Capital Resources

As of July 31, 2008, the Company had cash and cash equivalents of $153,584, compared to cash and cash equivalents of $468,570 at January 31, 2008.  In the second quarter of fiscal year 2009, the Company utilized cash of $268,040 in its operating activities, compared to utilizing cash of $619,577 for the second quarter of fiscal year 2008.  The decrease in cash from operations during the second quarter of fiscal year 2009 was primarily due to the loss from operations during the period, as well as the increase in receivables and inventory. Depreciation continues to be a large non-cash expense of the Company.

The Company’s working capital remained consistent with the year ended January 31, 2008 at $2,403,855, while the working capital ratio of 2.89 to 1 as of July 31, 2008, declined compared to 3.43 to 1 as of January 31, 2008.

Management expects the primary source of its future capital needs to be a combination of company earnings, cash on hand and borrowings.

As of July 31, 2008, the Company had accounts receivable of $951,381 and inventory of $2,000,941, compared to $611,975 and $1,350,490 respectively at January 31, 2008 and $859,308 and $1,530,111 respectively at July 31, 2007.  The increase in accounts receivable is due to the timing of customer payments, while the increase in inventory is due primarily to the production of finished goods for shipment in the third quarter of fiscal year 2009.

At July 31, 2008, the Company had accounts payable of $538,600 compared to $399,820 at January 31, 2008 and $721,298 at July 31, 2007.  The increase in accounts payable was due to the timing of supplier payments.

During the second quarter of fiscal year 2009, capital expenditures totaled $22,881, as compared to $351,578 in the second quarter of fiscal year 2008. The expenditures for the second quarter of fiscal 2008 were primarily for construction costs relating to the plant refurbishment, which is now substantially complete, and expects capital expenditures to substantially decrease during the remainder of fiscal year 2009.

The change in accumulated other comprehensive income of the Company is primarily attributable to the currency translation adjustment of Dextran Products.  Dextran Products’ functional currency is the Canadian dollar, which has slightly depreciated compared to the United States dollar during the second quarter and year to date of fiscal year 2008.  This currency translation adjustment arises from the translation of Dextran Products’ financial statements to U.S. dollars.

Dextran Products has a Cdn. $250,000 (U.S. $244,140) operating line of credit, of which Cdn $ 200,000 (U.S. $195,314) was utilized at July 31, 2008 and none as at January 31, 2008.  This line of credit bears interest at the Canadian banks’ prime lending rate plus 0.75% (July 31, 2007 – 5.50.%; January 31, 2008 – 6.50%). Subsequent to July 31, 2008, the interest rate on the line of credit was increased to prime plus 1%. In May 2006, a fixed term rate loan of Cdn. $500,000 (U.S. $468,700) was obtained to fund capital purchases. The interest rate is 0.75% over Canadian bank prime lending rate (6.95%). Bank indebtedness is collateralized by a general security agreement over the Company’s assets and a collateral mortgage of Cdn. $500,000 on the Dextran Products building in Toronto.  The line of credit is used periodically by the Company to cover temporary short-term Canadian dollar cash needs.  For these short-term cash needs, the interest expense on the credit line is typically less than the transaction costs incurred in selling short-term investments.

The decrease in long-term debt and capital lease obligations from January 31, 2008 is due to repayments during the period.

Changes in the relative values of the Canadian dollar and the United States dollar occur from time to time and may, in certain instances, materially affect the Company’s results of operations.

The Company does not believe that the impact of inflation has had a material effect on its operations or financial results at any time in the last three years.

Related Party Transactions

In August 1997, the Company loaned the late Thomas C. Usher, its Vice-Chairman, Director of Research and Development, a member of its Board of Directors and the beneficial owner of greater than 5% of the outstanding common shares of the Company, $691,500 at an interest rate equal to the prime rate of Toronto Dominion Bank plus 1.50% (the “Loan”).  The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher.  Repayment of the Loan is accomplished by periodic payments and, in the past, bonus payments, if any, granted to Thomas C. Usher as an employee of the Company.  The amount outstanding under the Loan as of July 31, 2008 was $307,563, as compared to $297,321 at January 31, 2008, including accrued interest.  The Company has taken a cumulative provision of $323,490 against accrued interest on this loan at July 31, 2008, and January 31, 2008. Obligations with respect to the Loan transferred to the estate of Thomas C. Usher upon his death in February 2005.

In August 1999, Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the “Receivables”) due to the Company from Novadex Corp.  The Receivables have no specific repayment terms.  The total outstanding amount of the Receivables as of July 31, 2008 and January 31, 2008 was $60,339. The Company continues to be obligated to make royalty payments to Mr. Usher’s estate pursuant to intellectual property license agreements, and intends to continue to offset such payments against the Receivables. Thomas C. Usher also owed $250,000 to a subsidiary of the Company, Novadex International Limited, as of July 31, 2008, pursuant to a non-interest bearing loan with no specific repayment terms.  The outstanding amount of this loan has not changed from January 31, 2008. The amounts continue to remain owing from the estate of Thomas C. Usher upon his death on February 26, 2005.

As of July 31, 2008, Thomas C. Usher, now through his estate, had pledged 270,763 common shares of the Company as security for these amounts owing to the Company.  These common shares had a market value of $186,826 at July 31, 2008, based on the closing price of the Company’s common shares on the NASDAQ Capital Market on July 31, 2008. The Company intends to continue to hold the remaining pledged assets as collateral until the amounts owing discussed above are repaid.

The Company had a commitment to pay an amount equal to one year’s salary, $110,000, to Thomas C. Usher’s estate. The amount owing on this commitment as at July 31, 2008 is $36,908.

The Company also has an outstanding loan payable to Ruth Usher, a former director and the widow of Thomas C. Usher.  The amount due from the Company pursuant to this loan decreased to $632,450 at July 31, 2008 from $658,569 at January 31, 2008 due to monthly payments by the Company, less interest charges.

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

While the majority of the sales of Dextran Products, the Company’s Canadian operation, are denominated in United States dollars, the majority of its expenses are incurred in Canadian dollars.  The majority of the assets and liabilities of Dextran Products are denominated in Canadian dollars prior to the currency translation adjustment necessary for preparation of the consolidated financial statements of the Company contained in this report. When the Canadian dollar rises in value relative to the United States dollar, the carrying value of the assets and liabilities of Dextran Products as stated in United States dollars increases.  A rise in the Canadian dollar relative to the United States dollar also results in a decrease in gross margins and net income of Dextran Products.  Dextran Products also experiences a foreign exchange loss when the Canadian dollar rises in relation to the United States dollar because it has a net asset exposure to the United States dollar resulting from accounts receivables denominated in United States dollars exceeding United States dollar denominated payables.  Similarly, a decline in the Canadian dollar relative to the United States dollar results in a foreign exchange gain and increased gross margins and net income at Dextran Products.

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
	(US$ Equivalent)
Assets:
Short-term
investments:
Fixed rate ($Cdn)	465,617	—	—	—	—	—	465,617	465,617
Average interest
rate	3.84%	—	—	—	—	—	3.84%
Liabilities:
Long-term debt:
Fixed rate ($Cdn)	23, 643	50,300	45,188	48,431	51,905	201,456	420,922	427,052
Average interest
rate	9.23%	9.23%	9.00%	9.00%	9.00%	9.00%	9.08%

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
	(US$ Equivalent)
Assets:
Short-term
investments:
Fixed rate
($Cdn)	465,617	—	—	—	—	—	465,617	465,617
Average
interest rate	3.84%	—	—	—	—	—	3.84%
Notes receivable:
Variable rate
($US)	76,008	80,949	86,211	60,080	4,315	—	307,563	307,563
Average
interest rate	6.50%	6.50%	6.50%	6.50%	6.50%	—	6.50%
Liabilities:
Long-term debt:
Fixed rate
($Cdn)	23, 643	50,300	45,188	48,431	51,905	201,456	420,922	427,052
Average
interest rate	9.23%	9.23%	9.23%	9.00%	9.00%	9.00%	9.08%
Variable rate
($US)	15,446	31,897	33,970	36,178	38,529	476,402	632,423	632,423
Average
interest rate	9.75%	9.75%	9.75%	9.75%	9.75%	9.75%	9.75%

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

There have been no changes in the Company’s internal control over financial reporting that occurred in the Company’s fiscal quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item  1.        Legal Proceedings

The Company is not a party to any pending legal proceedings.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Submission of Matters to a Vote of Security Holders.

At the July 11, 2008 Annual General Meeting of the Members of the Company, the vote of the Members entitled to notice of, and to vote at, the 2008 Annual General Meeting was as follows:

Election of Board Members
	Votes Cast

	For	Withheld

Derek John Michael Lederer	2,062,088	182,547

Ratification of Appointment of Schwartz Levitsky Feldman LLP
as Independent Registered Accounting Firm

	Votes Cast

For	Against	Abstain

2,059,183	104,141	Nil

Item 5.    Other Information

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

Date:  September 12, 2008

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