Form 10-Q
period 2008-10-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2008-12-12
CIK 317158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐            No ☒

Indicate the number of shares outstanding of the issuer’s common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value	3,072,846
(Title of Class)	(Outstanding at November 30, 2008)

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

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets
(Expressed in United States dollars)
	October 31	January 31
	2008	2008
	(Unaudited)	(Audited)

Assets

Current assets:
Cash and cash equivalents (note 3)	$13,628	$468,570
Investments available for sale (note 4)	379,900	845,034
Trade accounts receivable	887,476	611,975
Inventories
Finished goods	876,882	790,822
Work in process	316,152	380,855
Raw materials	208,596	178,813
	2,682,634	3,276,069

Prepaid expenses and other current assets	79,151	116,172

Total current assets	2,761,785	3,392,241

Property, plant and equipment, net	4,752,721	6,041,348
Patents and intangible assets, net	39,481	45,511
Due from shareholder	282,733	284,170

	$7,836,720	$9,763,270

Page | F-1

	October 31	January 31
	2008	2008
	(Unaudited)	(Audited)
Liabilities and Shareholders' Equity

Current liabilities:
Bank indebtedness	$157,742	$-
Accounts payable	375,304	399,820
Accrued liabilities	200,467	320,096
Payroll and related taxes payable	103,372	98,736
Loans payable	16,487	-
Customer deposits	92,932	92,932
Current portion of long-term debt	34,039	41,544
Current portion of capital lease obligations	4,192	6,071
Current portion of due to shareholder	30,000	30,000

Total current liabilities	1,014,535	989,199

Long-term debt	307,196	398,540
Capital lease obligations	22,008	6,734
Due to shareholder	588,434	628,569
Deferred income taxes	-	55,962
	917,638	1,089,805

Total liabilities	1,932,173	2,079,004

Shareholders' equity:
Capital stock
Authorized:
100,000 Class A preferred shares of $0.10 each
899,400 Class B preferred shares of $0.0167 each
10,000,000 common shares of $0.0167 each
Issued and outstanding:
899,400 Class B preferred shares	15,010	15,010
3,072,846 common shares (January 31, 2008 - 3,072,846)	51,185	51,185
Contributed surplus	23,499,154	23,499,154
Deficit	(18,335,940)	(17,779,244)
Accumulated other comprehensive income	675,138	1,898,161

	5,904,547	7,684,266

	$7,836,720	$9,763,270

See accompanying notes.

Page | F-2

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in United States dollars)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 31	October 31	October 31	October 31
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$1,373,963	$1,357,681	$3,890,452	$4,209,179
Cost of goods sold	1,574,676	1,219,734	3,635,263	3,763,168

	(200,713)	137,947	255,189	446,011

Expenses:
General and administrative	247,503	270,414	786,811	839,602
Interest expense	17,401	24,613	52,404	74,457
Selling and promotion	19,204	20,273	51,141	71,447
Research and development	4,474	49,007	32,521	124,854
Depreciation	9,089	10,189	27,351	29,745
Foreign exchange loss (gain)	(72,648)	24,371	(80,735)	69,957
Cash surrender value of life insurance	-	-	-	(79,684)
Interest and other income	(8,899)	(24,749)	(2,310)	(85,605)

	216,124	374,118	867,183	1,044,773

Loss before income taxes	(416,837)	(236,171)	(611,994)	(598,762)

Provision for (recovery) of income taxes	1,843	1,373	(55,298)	1,373

Net loss for the period	(418,680)	(237,544)	(556,696)	(600,135)

Unrealized gain (loss) on investments available for sale	(2,414)	(3,185)	22,431	(2,786)

Currency translation adjustment	(1,092,741)	976,761	(1,245,454)	1,705,584

Comprehensive income (loss) for the period	$(1,513,835)	$736,032	$(1,779,719)	$1,102,663

Per share information:
Loss per common share:
Basic	$(0.14)	$(0.08)	$(0.18)	$(0.20)
Diluted	$(0.14)	$(0.08)	$(0.18)	$(0.20)

Weighted average number of common shares used in
computing net earnings per share for the period:
Basic	3,072,846	3,072,846	3,072,846	3,072,846
Diluted	3,072,846	3,072,846	3,072,846	3,072,846

See accompanying notes.

Page | F-3

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Shareholders' Equity
(Expressed in United States dollars)
	Nine Months	Nine Months
	Ended	Ended
	October 31	October 31
	2008	2007
	(Unaudited)	(Unaudited)

Preferred Shares:
Balance, beginning and end of period	$15,010	$15,010

Common Shares:
Balance, beginning and end of period	$51,185	$51,185

Contributed Surplus:
Balance, beginning and end of period	$23,499,154	$23,483,659

Deficit:
Balance, beginning of period	$(17,779,244)	$(16,894,033)
Net loss for the period	(556,696)	(600,135)

Balance, end of period	$(18,335,940)	$(17,494,168)

Accumulated Other Comprehensive Income:
Balance, beginning of period	$1,898,161	$702,493
Unrealized loss reclassified on investments available for sale	22,431	(2,786)
Currency translation adjustment for the period	(1,245,454)	1,705,584

Balance, end of period	$675,138	$2,405,291

See accompanying notes.

Page | F-4

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Cash Flows
(Expressed in United States dollars)
	Nine Months	Nine Months
	Ended	Ended
	October 31	October 31
	2008	2007
	(Unaudited)	(Unaudited)

Cash provided by (used in):

Operating activities:
Net loss for the period	$(556,696)	$(600,135)
Add (deduct) items not affecting cash:
Depreciation and amortization	433,849	414,789
Interest on shareholder loan	(15,063)	(22,248)
Loss on investments available for sale	31,644	-
Loss on foreign exchange	26,097	-
Net change in non-cash working capital balances
related to operations	(721,993)	(291,100)
`
	(802,162)	(498,694)

Investing activities:
Additions to property, plant and equipment and patents	(80,163)	(1,239,377)
Decrease in due from shareholder	16,500	23,432
Decrease in accrued interest on investments	-	3,020
Unrealized gain (loss) on commercial paper available for sale	-	7,053
Proceeds of investments available for sale	382,407	796,240

	318,744	(409,632)

Financing activities:
Repayment of long-term debt	(29,470)	(27,029)
Repayment of capital lease obligations	(3,892)	(3,799)
Decrease in due to shareholder	(40,130)	(11,343)
Increase in bank indebtedness	157,742	-

	84,250	(42,171)

Effect of exchange rate changes on cash	(55,774)	104,238

Decrease in cash and cash equivalents	(454,942)	(846,259)

Cash and cash equivalents, beginning of period	468,570	1,384,995

Cash and cash equivalents, end of period	$13,628	$538,736

Cash and cash equivalents is comprised of the following:
Cash	$13,628	$225,512
Short-term deposits	-	313,224

	$13,628	$538,736

See accompanying notes.

Page | F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.

Basis of Presentation:

The information contained in the interim consolidated financial statements is condensed from that which would appear in annual consolidated financial statements. The interim consolidated financial statements included herein should be read in conjunction with the audited financial statements, and notes thereto, and other financial information contained in the 2008 Annual Report on Form 10-K for the fiscal year ended January 31, 2008 as filed by Polydex Pharmaceuticals Limited (the "Company") with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of October 31, 2008 and 2007 include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries in which the Company has equal to or more than a 50% ownership interest and exercises control.

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

Page | F-6

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

Page | F-7

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

Foreign exchange contracts
From time to time, the Company enters into forward exchange contracts to mitigate its foreign currency exposure. The Company classifies derivative instruments such as forward exchange contracts, as held-for-trading, and the unrealized gains or losses on these contracts are recorded in the income statement.

Earnings (loss) per common share
Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding of 3,072,846 for the three months ended October 31, 2008 (2007 - 3,072,846). Diluted earnings (loss) per common share is computed using the weighted average number of common shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock. Incremental shares of nil at October 31, 2008 and October 31, 2007 were used in the calculation of diluted earnings (loss) per common share, as their effect was anti-dilutive. Options to purchase common shares of nil were included in the computation of diluted earnings (loss) per common share as at October 31, 2008. Options to purchase common shares of nil at October 31, 2007 were included in the computation of diluted earnings (loss) per common share.

3.

Cash and Cash Equivalents:

Cash and cash equivalents consist of the following:

	October 31	January 31
	2008	2008

Cash	$13,628	$171,625
Short-term deposit	---	296,945
	$13,628	$468,570

Page | F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.

Investments available for sale consist of the following:

	October 31			January 31
		2008		2008

Canadian short-term fixed income fund		$205,033		$346,845
Global fixed income bond fund		$174,867		$498,189
		$379,900		$845,034
Current portion of investments available for sale		$(379,900)		$(845,034)
	$	---	$	---

Canadian short-term fixed income bond fund is currently yielding 3.35%. The Global fixed income bond fund is currently yielding 3.1%. Investments available for sale are stated at fair market value, based on quoted market prices. An unrealized loss of $22,431 has been reclassified from Accumulated other comprehensive income.

5.

Stock-based Employee Compensation:

The Company maintains an incentive share option plan for management personnel for options to purchase up to 1,000,000 common shares. The Company also issues options to certain consultants for services provided to the Company.

All options granted have terms of five years and vest immediately. At October 31, 2008, the Company had 63,699 options outstanding at exercise prices ranging from $0.79 to $10.01 and a weighted average exercise price of $3.34. The options, which are immediately exercisable and expire on dates between January 31, 2009 and January 31, 2013, entitle the holder of an option to acquire one common share of the Company.

The Company uses the fair value method in accordance with SFAS 123 to account for awards of stock-based employee compensation. No stock-based employee compensation expense was recorded during the period from February 1, 2008 to October 31, 2008, because there were no options granted during this period

Page | F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.

Segmented Information:

	Nine Months	Nine Months
	Ended	Ended
	October 31,	October 31,
	2008	2007

Total revenue by significant customer:
Customer A	$746,620	$776,702
Customer B	$735,078	$342,720
Customer C	$674,550	$406,582
Customer D	$53,960	$170,240
Customer E	$ ---	$538,032
Customer F	$ ---	$195,076
	$2,210,208	$2,429,352

	Nine Months	Nine Months
	Ended	Ended
	October 31,	October 31,
	2008	2007

Sales by geographic destination:
United States	$1,329,247	$995,487
Europe	$1,040,771	$1,402,165
Canada	$767,592	$907,454
Other	$398,332	$338,397
Pacific Rim	$354,510	$565,676
	$3,890,452	$4,209,179

Page | F-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s fiscal year ends on January 31st of each year. In this report, fiscal year 2009 refers to the Company’s fiscal year ended January 31, 2009. The following discussion should be read in conjunction with the October 31, 2008 interim consolidated financial statements and notes thereto included elsewhere in this report. Operating results for the nine months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2008. The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles. All amounts are in United States dollars, unless otherwise denoted.

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

Management Objectives for Fiscal 2009.

Challenges that have afflicted Polydex Pharmaceuticals Limited for more than the past year and a half have continued largely unabated into the third quarter of fiscal year 2009. As a Canadian based manufacturer of pharmaceutical based compounds exporting internationally, the increase in value of the Canadian dollar by approximately 18% compared to the United States dollar from January of 2007 until late in the third quarter of fiscal year 2009 had severely reduced the profitability of the Canadian operations, and negatively impacted the Company’s cash flows. In addition, the world wide increase in the price of commodities has resulted in lowered hog production, especially in Europe, where the Company has traditionally derived a substantial portion of its sales. The cancellation of Phase III HIV clinical trials in January of 2007 for the Company’s cellulose sulphate compound known as Ushercell was very disappointing to the Company, and resulted in a drastic decline in our share price on NASDAQ, though it did not have an impact on our core operations. This decline in share price eventually led to the Company’s shares being suspended from trading on the NASDAQ Capital Market on September 12, 2008 and delisting in December 2008. Throughout this period, the Company has been investing its significant cash reserves in the refurbishment of the Toronto plant, in order to capitalize on the higher margins available for its powdered products line. With all of these challenges occurring at the same time, management has reacted in a number of effective ways, in addition to those mentioned in our 10Q for the quarter ending July 31, 2008, including:

1 | Page

  Continued cost reduction has been a hallmark throughout this period of struggle. All of Polydex’s personnel have contributed to cost reductions in everything from the cost of raw materials, plant repairs, and sludge removal, to overheads such as insurance, legal, consulting and reporting costs. Payroll reductions have been implemented, with reductions in management compensation and the implementation of shorter plant hours of work when appropriate. Cost control is an ongoing endeavor that should prove beneficial to the Company over both the short and longer term.

  During the third quarter of fiscal year 2009 there was a write off of inventory and problems with production equipment that contributed to the negative gross margins experienced for the period. Though these problems have been corrected and are not expected to be repeated, their impact on the quarter and year to date of fiscal year 2009 is substantial. Without these problems, the results for the quarter would have been significantly improved.

  Intensified marketing efforts continue and have resulted in significant interest from potential new customers in Europe and elsewhere. These potential customers have a strong interest in the higher margin powdered products that the Company’s investment in the plant refurbishment was intended to service.

  The Company is also continuing to investigate opportunities related to the contraceptive indication for Ushercell.

Though rigorous cost cutting and careful price increases have been effective, our cash reserves have been significantly reduced, and the Company’s future will only be assured through meeting the increasingly competitive demands of our customers, who are experiencing their own pressures in the turbulence of the global marketplace.

Research and development of the Company’s human pharmaceutical products is coordinated at Dextran Products. Ushercell is a high molecular weight cellulose sulphate that was envisioned for topical vaginal use primarily in the prevention of unplanned pregnancies, as well as the transmission of AIDS and other sexually transmitted diseases. However, Phase III HIV clinical trials were cancelled in January of 2007 due to a higher than expected incidence of HIV. The New England Journal of Medicine published a report on the Phase III trial data indicating that product adherence was low among participants and concluded that cellulose sulphate may not have increased HIV transmission after all but also may not have an HIV preventative effect. In an article published in Obstetrics and Gynecology in March 2008, the lead researchers were quoted by Reuters Health as affirming that "Cellulose sulphate gel appears to be an effective vaginal contraceptive without many side effects" with data showing an approximate 96% effectiveness rate of pregnancy prevention when the product was used as directed. The researchers added, "With time and further research, this vaginal contraceptive may become an alternative to the nonoxynol-9 based contraceptive gels currently available in the U.S." The Company never received any financial gain from this project, and as a result, there is no immediate or direct effect on sales or revenues. Management intends to pursue the development of cellulose sulphate as a contraceptive.

2 | Page

Cellulose sulphate has also been tested for its effect on bacterial vaginosis (BV). In 2007, the report outlining results from a BV trial concluded that although efficacy of cellulose sulphate in prevention of BV was not significant, there were significant questions about patient behavior and product adherence in that trial as well. At this time, management is not seeking to pursue continued development of cellulose sulphate for prevention of BV.

Results of Operations
	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2008	2007	Variance	2008	2007	Variance

Net loss	$(418,680)	$(237,544)	(76)%	$(556,696)	$(600,135)	7%

Loss per Share	$(0.14)	$(0.08)		$(0.18)	$(0.20)

The net loss for the third quarter of fiscal year 2009, as compared to the third quarter of fiscal year 2008, is primarily a result of the negative gross margin experienced during the period due to production issues, partially offset by the continuing decline in all aspects of the Company’s expenses. Expenses during the year to date of fiscal year 2008 were also offset by $79,684, which was due to the collection of the cash value of a life insurance policy during the second quarter of that fiscal year, discussed further below.

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2008	2007	Variance	2008	2007	Variance

Sales	$1,373,963	$1,357,681	1%	$3,890,452	$4,209,179	(8)%

Sales for the third quarter of fiscal year 2009 remained consistent with sales for the third quarter of fiscal year 2008, though the volumes of liquid products declined significantly, especially in October, due primarily to lack of demand from customers affected by the depressed hog markets, and the general turmoil in the world economy. Sales for the nine months ended October 31, 2008 are lower compared to the nine months ended October 31, 2007 due to lower overall production volumes resulting from reduced demand.

3 | Page

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2008	2007	Variance	2008	2007	Variance

Gross profit	$(200,713)	$137,947	(245)%	$255,189	$446,011	(43)%
Percentage of sales	(14.6)%	10.2%		6.6%	10.6%

The significant decrease in gross margin for the third quarter of fiscal year 2008 compared to the third quarter of fiscal year 2007 is primarily due to two production related factors. First, an equipment breakdown resulted in the loss of an expensive raw material. Second, environmental factors necessitated the reworking of a number of batches of powdered product, as well as the write off of unsatisfactory product. The production problems experienced in the third quarter of fiscal year 2009, as well as the decreased level of sales for the year to date of fiscal year 2009, compared to the year to date of fiscal year 2008, resulted in the decreased gross margin for fiscal year 2009.

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2008	2007	Variance	2008	2007	Variance

Selling, promotion,
general and
administrative expenses	$266,707	$290,687	(8)%	$837,952	$911,049	(8)%

The decrease during the third quarter and year to date of fiscal year 2008 in selling, promotion, general and administrative expenses is primarily due to a general decrease in the expenses of the Company, as well as the reduction in value of the Canadian dollar experienced the third quarter and year to date of fiscal year 2009. These reductions included legal, insurance, consulting and reporting costs, and are a result of the continued focus by management to minimize these costs.

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2008	2007	Variance	2008	2007	Variance

Research and development
expenditures	$4,474	$49,007	(91)%	$32,521	$124,854	(74)%

Research and development expenditures have been reduced considerably in the third quarter and year to date of fiscal year 2009 compared to the same periods for fiscal year 2008, primarily as a result of the cessation of activities related to the Phase III clinical trials for Ushercell announced in January 2007. Included in the research and development expenditures for the nine months of fiscal year 2009 are legal expenses related to maintaining protection for the Company’s various existing patents.

4 | Page

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2008	2007	Variance	2008	2007	Variance

Depreciation and
amortization expense	$130,279	$144,104	(10)%	$433,849	$414,789	5%

The decrease in depreciation and amortization expense is a result of the decrease in capital expenditures for the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008. The increase for the nine months ended October 31, 2008 is primarily due to the decreased average value of the Canadian dollar for the year to date of fiscal 2009 compared to the year to date for fiscal year 2008. Significant asset acquisitions related to the plant refurbishment have not been put into service and are therefore not yet being depreciated. These acquisitions are expected to be available by the end of the fourth quarter of fiscal year 2009.

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2008	2007	Variance	2008	2007	Variance

Interest Expense	$17,401	$24,613	(29)%	$52,404	$74,457	(30)%

Interest expense for the third quarter and year to date of fiscal year 2009 decreased from the comparative amount for the third quarter and year to date of fiscal year 2008 primarily due to the decrease in interest rates experienced in the current fiscal year.

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2008	2007	Variance	2008	2007	Variance

Foreign exchange
(gain) loss	$(72,648)	$24,371	398%	$(80,735)	$69,957	215%

The foreign exchange gain for the third quarter and year to date of fiscal year 2009 was due to the continued increase in value of the United States dollar compared to the Canadian dollar throughout these periods, especially in October 2008. This contrasts with the continued decline in value of the United States dollar relative to the Canadian dollar during the corresponding periods of fiscal year 2008. The gain in the third quarter of fiscal year 2009 is partially offset by the inclusion of a loss of US$22,597 related to foreign exchange forward contracts expiring in November and December 2008. At October 31, 2008, Dextran Products has a net asset exposure to the United States dollar because its liabilities denominated in United States dollars were less than its United States dollar denominated accounts receivable balances.

5 | Page

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2008	2007	Variance	2008	2007	Variance

Interest and other
income and cash
surrender value of
life insurance	$(8,899)	$(24,749)	(64)%	$(2,310)	$165,289	(101)%

The loss in interest and other income in the third quarter of fiscal year 2009 is primarily due to the increase in value of the US dollar compared to the Canadian dollar during this period. The decrease in interest and other income in the year to date of fiscal year 2009 compared to the year to date of fiscal year 2008 is due to the increase in the value of the US dollar compared to the Canadian dollar throughout this period as mentioned above, as well a the recognition of the loss on investments that was previously carried in Accumulated and other comprehensive income. Investment income for the second quarter and the year to date of fiscal year 2009 also decreased due to the decrease in the investments available for sale and cash equivalents. The year to date of fiscal year 2008 also included the redemption of the cash surrender value of an insurance policy that was no longer required.

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2008	2007	Variance	2008	2007	Variance

Provision for
(recovery of) income
taxes	1,843	1,373	34%	$(55,298)	1,373	(4,128)%

The tax recovery for the year to date ended October 31, 2008 results from the reversal of the deferred tax provision previously carried as an other liability on the balance sheet, and which was no longer required due to the availability of the Company’s carryforward of unused tax losses, and tax credits arising from unused research and development expenditures. The tax provision for the third quarter of fiscal year 2008 was due entirely to the change in exchange rates during the period, as compared to the third quarter of fiscal year 2008, which was due to tax payments related to Chemdex, Inc. The Canadian operations continue to have significant research and development tax pools to offset current taxes payable.

6 | Page

Liquidity and Capital Resources

As of October 31, 2008, the Company had cash and cash equivalents of $13,628, compared to cash and cash equivalents of $468,570 at January 31, 2008, and $538,736 at October 31, 2007. In the third quarter of fiscal year 2009 the Company utilized cash of $66,785 in its operating activities, compared to $154,881 for the third quarter of fiscal year 2008. The decrease in cash from operations during the third quarter of fiscal year 2009 was primarily due to the loss from operations during the period, as well as the decrease in accounts payable. Depreciation continues to be a large non-cash expense of the Company.

The Company’s working capital decreased to $1,763,737 and a working capital ratio of 2.77 to 1 as of October 31, 2008, compared to $2,403,042 and 3.43 to 1 as of January 31, 2008.

As of October 31, 2008, the Company had accounts receivable of $887,476 and inventory of $1,401,630, compared to $611,975 and $1,350,490 respectively at January 31, 2008 and $507,376 and $1,860,195 respectively at October 31, 2006. The increase in accounts receivable is due to the significant volume of sales which occurred late in the quarter, and the timing of customer payments.

At October 31, 2008, the Company had accounts payable of $375,304 compared to $399,820 at January 31, 2008 and $493,800 at October 31, 2007. The decrease in accounts payable was due to reductions in outstanding amounts related to the plant refurbishment and the timing of supplier payments.

During the third quarter of fiscal year 2009, capital expenditures totaled $52,250 as compared to $150,056 in the third quarter of fiscal year 2008. The expenditures for the third quarter of fiscal year 2008 were primarily for construction costs relating to the plant refurbishment at the Dextran Products plant in Toronto.

The change in accumulated other comprehensive income of the Company is primarily attributable to the currency translation adjustment of Dextran Products. Dextran Products’ functional currency is the Canadian dollar, which has depreciated compared to the United States dollar during the third quarter of fiscal year 2009. This currency translation adjustment arises from the translation of Dextran Products’ financial statements to U.S. dollars.

Dextran Products has a Cdn. $250,000 (U.S. $207,500) operating line of credit, of which Cdn. $190,000 was utilized at October 31, 2008 and nil January 31, 2008. This line of credit bears interest at the Canadian banks’ prime lending rate plus 1.00% (October 31, 2008 – 5.00%; January 31, 2008 – 6.50%). The line of credit is used periodically by the Company to cover temporary short-term Canadian dollar cash needs. For these short-term cash needs, the interest expense on the credit line is typically less than the transaction costs incurred in selling short-term investments. In May 2006 a fixed term rate loan of Cdn. $500,000 (U.S. $415,110) was obtained to fund capital purchases. The interest rate is 0.75% over Canadian bank prime lending rate (6.95%). Bank indebtedness is collateralized by a general security agreement over the Company’s assets and a collateral mortgage of Cdn. $500,000 on the Dextran Products building in Toronto.

7 | Page

The decrease in long-term debt from January 31, 2008 is due to repayments during the period, while the increase in capital lease obligations is due to the acquisition of a photocopying system during the third quarter of fiscal year 2009.

Changes in the relative values of the Canadian dollar and the United States dollar occur from time to time and may, in certain instances, materially affect the Company’s results of operations.

Related Party Transactions

In August 1997, the Company loaned the late Thomas C. Usher, its Vice-Chairman, Director of Research and Development, a member of its Board of Directors and the beneficial owner of greater than 5% of the outstanding common shares of the Company, $691,500 at an interest rate equal to the prime rate of Toronto Dominion Bank plus 1.50% (the "Loan"). The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher. Repayment of the Loan is accomplished by periodic payments and, in the past, bonus payments, if any, granted to Thomas C. Usher as an employee of the Company. The amount outstanding under the Loan as of October 31, 2008 was $295,884, as compared to $297,321 at January 31, 2008, including accrued interest. The Company has taken a cumulative provision of $323,490 against accrued interest on this loan at October 31, 2008, and January 31, 2008. Obligations with respect to the Loan transferred to the estate of Thomas C. Usher upon his death in February 2005.

In August 1999, Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the "Receivables") due to the Company from Novadex Corp. The Receivables have no specific repayment terms. The total outstanding amount of the Receivables as of October 31, 2008 and January 31, 2008 was $60,339. The Company continues to be obligated to make royalty payments to Mr. Usher’s estate pursuant to intellectual property license agreements, and intends to continue to offset such payments against the Receivables. Thomas C. Usher also owed $250,000 to a subsidiary of the Company, Novadex International Limited, as of October 31, 2008, pursuant to a non-interest bearing loan with no specific repayment terms. The outstanding amount of this loan has not changed from January 31, 2008. The amounts continue to remain owing from the estate of Thomas C. Usher.

As of October 31, 2008, Thomas C. Usher, now through his estate, had pledged 243,263 common shares of the Company as security for these amounts owing to the Company. These common shares had a market value of $121,631 at October 31, 2008, based on the closing price of the Company’s common shares as quoted on the Pink Sheets quotation service on October 31, 2008. During the third quarter of fiscal year 2008, George G. Usher, Chief Executive Officer of the Company, purchased 27,500 shares of the Company from the estate for a cost of $16,500, based on the share market price at the time of purchase. Proceeds were used to reduce the shareholder loan owing to the Company. The Company intends to continue to hold the remaining pledged assets as collateral until the amounts owing discussed above are repaid.

8 | Page

The Company has a commitment to pay an amount equal to one year’s salary, $110,000, to Thomas C. Usher’s estate. The amount owing on this commitment as at October 31, 2008 is $36,908.

The Company also has an outstanding loan payable to Ruth Usher, a former director and the widow of Thomas C. Usher. The amount due from the Company pursuant to this loan decreased to $618,411 at October 31, 2008 from $658,569 at January 31, 2008 due to monthly payments by the Company, less interest charges.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Critical Accounting Policies

The Company’s interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, applied on a consistent basis. The critical accounting policies include the use of estimates of allowance for doubtful accounts, the useful lives of assets and the realizability of deferred tax assets. The Company’s accounting policies with respect to a joint venture and its disposition are also discussed below.

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

9 | Page

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

10 | Page

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

11 | Page

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exchange Rate Sensitivity

The Company’s operations consist primarily of manufacturing activities located in Toronto, Canada. The Company’s products are sold in North America, Europe and the Pacific Rim.

While the majority of the sales of Dextran Products, the Company’s Canadian operation, are denominated in United States dollars, the majority of its expenses are incurred in Canadian dollars. The majority of the assets and liabilities of Dextran Products are denominated in Canadian dollars prior to the currency translation adjustment necessary for preparation of the consolidated financial statements of the Company contained in this report. When the Canadian dollar rises in value relative to the United States dollar, the carrying value of the assets and liabilities of Dextran Products as stated in United States dollars increases. A rise in the Canadian dollar relative to the United States dollar also results in a decrease in gross margins and net income of Dextran Products. Dextran Products also experiences a foreign exchange loss when the Canadian dollar rises in relation to the United States dollar because it has a net asset exposure to the United States dollar resulting from accounts receivables denominated in United States dollars exceeding United States dollar denominated accounts payable and customer deposits. Similarly, a decline in the Canadian dollar relative to the United States dollar results in a foreign exchange gain and increased gross margins and net income at Dextran Products.

Management monitors currency fluctuations and endeavors to ensure that an acceptable margin level at Dextran Products is maintained. Management has the ability, to some extent, to adjust sales prices to maintain an acceptable margin level.

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
				(US$ Equivalent)
Assets:
Short-term
investments:
Fixed rate ($Cdn)	387,509	—	—	—	—	—	387,509	687,509
Average interest
rate	3.20%	—	—	—	—	—	3.20%
Liabilities:
Long-term debt:
Fixed rate ($Cdn)	16,250	51,718	43,198	46,517	50,098	177,939	385,719	462,840
Average interest
rate	8.52%	8.80%	9.16%	9.16%	9.17%	9.05%	8.98%

12 | Page

Interest Rate Sensitivity

The Company has interest earning assets consisting of investment grade short-term instruments. A significant portion of the Company’s debt is at fixed rates. The variable rate debt represents the shareholder loan payable, which is partially offset by the shareholder loan receivable. Both of these financial instruments carry the same interest rate. As such, the Company has a reduced level of risk exposure to changes in interest rates.

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
	(US$ Equivalent)
Assets:
Short-term
investments:
Fixed rate
($Cdn)	387,509	—	—	—	—	—	387,509	387,509
Average
interest rate	3.20%	—	—	—	—	—	3.20%
Notes receivable:
Variable rate
($US)	987	19,043	20,138	21,296	22,521	211,898	295,884	295,884
Average
interest rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Liabilities:
Long-term debt:
Fixed rate
($Cdn)	16,250	51,718	43,198	46,517	50,098	177,939	385,719	462,840
Average
interest rate	8.52%	8.80%	9.16%	9.16%	9.17%	9.05%	8.98%
Variable rate
($US)	221	24,454	25,860	27,347	28,920	511,610	618,412	618,412
Average
interest rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%

13 | Page

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred in the Company’s fiscal quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

14 | Page

PART II
OTHER INFORMATION

Item 1.

Legal Proceedings

The Company is not a party to any pending legal proceedings.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.

Defaults Upon Senior Securities

Not applicable.

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information

None.

15 | Page

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

16 | Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:

December 12, 2008

POLYDEX PHARMACEUTICALS LIMITED (Registrant)

By	/s/ George G. Usher
George G. Usher, Chairman, President and Chief Executive Officer (Principal Executive Officer)

By	/s/ John A. Luce
John A. Luce, Chief Financial Officer (Principal Financial Officer)

17 | Page

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

18 | Page