Form 10-K
period 2009-01-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2009-04-30
CIK 317158

United States
Securities and Exchange Commission
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2009

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the transition period from ___________to ___________

Commission file number 1-8366

POLYDEX PHARMACEUTICALS LIMITED
(Exact name of registrant as specified in its charter)

Commonwealth of the Bahamas	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

421 Comstock Road, Toronto, Ontario, Canada MIL 2H5	(416) 755-2231
(Address of principal executive offices)	Telephone No.

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange which registered
Common Shares, par value $0.0167 per share	OTC Bulletin Board

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

Large accelerated filer ☐	Accelerated file ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐        No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $ 1,167,681. There were 3,072,846 common shares outstanding as of March 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held on July 10, 2009, is incorporated by reference in Part III to the extent described therein.

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

The Company conducts its business operations through its two wholly-owned subsidiaries. The manufacture and sale of Dextran and derivative products is conducted through both Dextran Products Limited, incorporated in Canada in 1966 (“Dextran Products”), and Chemdex Inc (“Chemdex”) which is incorporated in the state of Kansas, United States.

Products and Sales

Iron Dextran

Iron Dextran is a derivative of Dextran produced by complexing iron with Dextran. Iron Dextran is injected into most pigs at birth as a treatment for anemia. The Company sells Iron Dextran to independent distributors and wholesalers primarily in Europe, the United States and Canada, with sales increasing in China over the last few years. Chemdex, Inc. has United States FDA approval for the manufacture and sale of Iron Dextran for veterinary use. On March 4, 2004, Sparhawk Laboratories Inc. (“Sparhawk”) and Chemdex entered into an exclusive Supply Agreement under which Sparhawk agreed to purchase 100% of its product needs for bulk Iron Dextran solution from Chemdex for a period of 10 years, and Chemdex agreed to sell such products in the United States exclusively to Sparhawk, subject to minimum purchase requirements. Concurrently with the Supply Agreement, the Company sold its finished product veterinary pharmaceutical business to Sparhawk.

Dextran Sulphate

Dextran Sulphate is a specialty chemical derivative of Dextran used in research applications by the pharmaceutical industry and other centers of chemical research. Dextran Sulphate manufactured by the Company is sold primarily to independent distributors and wholesalers in the United States as analytical chemical applications. This usage requires no regulatory approval.

Patents, Trademarks and Licenses

Cellulose Sulphate

During the fiscal year ended January 31, 1996, a patent for a new method of manufacture of Cellulose Sulphate was purchased for $1 million. The process was patented under U.S. patent number 5,378,828 in June 1995. Prior to development of the patented process, the manufacture of the compound required the use of dangerous and environmentally sensitive chemicals. The patented method is safer and produces a more consistent product.

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

Low Molecular Weight Dextran

The Company is a party to a Research Agreement with the University of British Columbia, and a number of Canadian hospitals. Under the terms of this Research Agreement, the Company agreed to provide equipment and funding for continuing research on a low molecular weight dextran, initially studied for a cystic fibrosis treatment, in exchange for an exclusive worldwide license to manufacture, distribute and sell any products developed from the research. Two patents with respect to research products were issued by the United States Patent and Trademark Office in 1996. U.S. patent number 5,441,938 is held jointly by the University of British Columbia and the Company, and U.S. patent number 5,514,665 is held by the University of British Columbia and licensed to the Company. Rights to the low molecular weight dextran, were licensed to BCY LifeSciences, Inc. of Canada in 1999. Under this license agreement, BCY LifeSciences will pay a royalty to both the Company and the University of British Columbia based on sales and sublicensing revenue in return for the exclusive right to sublicense, manufacture, distribute and sell developed products. In February 2005, BCY Lifesciences sublicensed the low molecular weight dextran to ALIGN Pharmaceuticals, a private United States based company.

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

The Company is dependent upon a single source for a certain raw material used in the production of Dextran Sulphate. Such supply was adequate in fiscal year 2009, and no shortages are anticipated in the near term. However, any curtailment in availability of such raw material could be accompanied by production or other delays as well as increased raw material costs, with consequent adverse effect on the Company’s results of operations. The Company has no long-term contracts with any of its suppliers.

Order Book and Seasonality

The Company’s order book as at January 31, 2009 was significantly lower than levels seen in previous years due to the economic slowdown. The bulk product sold by Dextran Products is primarily targeted to the swine industry where modern animal husbandry techniques maintain most animals indoors. Certain producers in less developed countries may raise animals outdoors thereby reducing the amount of product required but such markets are small and decreasing in size as they modernize. Therefore the Company does not believe that such seasonality is material to its financial results as a whole. The Company’s sale of Dextran Sulphate is not subject to seasonality.

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

It has come to the attention of management that some producers of Dextran in the world may have focused their attention on other products and may not be producing Dextran anymore. The Company is investigating.

Environmental Compliance

The Company believes that it is in substantial compliance with all existing applicable foreign, federal, state and local environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position.

Employees

As of March 31, 2009, the Company employed 20 employees, of whom 12 were engaged in production, 6 in quality control, 2 in administration, marketing and sales activities. None of the Company’s employees is covered by collective bargaining agreements. Management considers its relations with employees to be good.

Research and Development

During the fiscal years ended January 31, 2009, 2008 and 2007, the Company expended $35,102, $135,821 and $214,865 respectively, on research and development, primarily relating to the development of Cellulose Sulphate. Research and development expenditures are a result of additional product development activities performed by the Company, including legal fees related to patent acquisition and maintenance, and is funded outside of its partnership relationships. During the fiscal years ended January 31, 2009, 2008 and 2007, the Company did not recognize any investment tax credit benefits.

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

On January 31, 2007, the Independent Review Board in conjunction with CONRAD, WHO, FHI and Polydex announced the halting of Two Phase III clinical trials to assess the effect of Ushercell on vaginal HIV acquisition which had been started in six clinical trial sites located in India and Africa. The trials were halted due to a possible higher than expected incidence of HIV. An investigation is now underway to determine the cause, with a report due in the second half of fiscal year 2010.

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

Segmented Information

The information regarding the geographic distribution of revenue and revenue by significant customer is set forth in Note 16 to the Company’s Consolidated Financial Statements for the fiscal year ended January 31, 2009 under Item 8 Financial Statements and Supplementary Data.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

ITEM 2.

PROPERTIES

The Company’s wholly-owned subsidiary, Dextran Products maintains its executive and sales offices and its manufacturing plant of approximately 30,000 square feet in Toronto, Ontario, Canada.

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

Continuing in fiscal year 2008, management proceeded with expansion of the Company’s facility and modernization of its powder-producing equipment in Toronto in order to increase production capacity and also improve quality for a significant portion of the Company’s powdered products. The Company had embarked upon a major plant refurbishment project that included the purchase and installation of more modern drying equipment with increased throughput. Engineers prepared drawings and permits were issued, allowing construction of a new drying facility to begin in the fourth quarter of fiscal year 2007. The actual drying equipment is now installed and is expected to be operational in the second quarter of fiscal year 2010. It is expected that improved quality of the finished product will result in new markets becoming available.

ITEM 3.

LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of their property is subject.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the Company’s fourth fiscal quarter ended January 31, 2009.

PART II

ITEM 5.

 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of September 12, 2008, the Company’s common shares were delisted from the NASDAQ Capital Market. Subsequent to that date, the shares have been listed and traded on the OTC Bulletin Board and the Pinksheets listings. The Company’s common shares trade under the symbol “POLXF.” The reported high and low closing prices of the Company’s common shares as reported on the NASDAQ Capital Market until September 12, 2008, and subsequently on the OTC Bulletin Board and Pinksheets listings, for each full quarterly period within the two most recent fiscal years of the Company were as follows:

Fiscal Year 2009
fiscal quarter ended:	High	Low
April 30, 2008	$0.79	0.25
July 31, 2008	1.19	0.35
October 31, 2008	0.88	0.40
January 31, 2009	0.69	0.10

Fiscal Year 2008
fiscal quarter ended:	High	Low
April 30, 2007	$3.01	1.90
July 31, 2007	2.17	1.53
October 31, 2007	1.86	1.18
January 31, 2008	1.35	0.53

The quotations set out above represent the prices for the specific dates between dealers and do not include retail mark-up, markdown or commission. They do not represent actual transactions.

As of April 20, 2009 there were approximately 347 holders of record of the Company’s common shares.

The Company has paid no dividends in the past and does not consider likely the payment of any dividends in the foreseeable future.

The Company did not sell any unregistered common shares during the fiscal year ended January 31, 2009, did not make any repurchases of its common shares and does not currently have a plan to repurchase any of its common shares.

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

	Fiscal year ended January 31,
	2009	2008	2007	2006	2005
Sales from continuing operations	4,824,906	5,734,858	6,499,287	5,265,209	6,372,359
Net income (loss) from continuing
operations	(1,591,470)	(885,211)	(260,623)	(1,489,053)	1,139,911
Net income (loss) per common share	(0.52)	(0.29)	(0.09)	(0.49)	0.38
Total assets	6,333,916	9,763,270	10,127,298	9,910,445	10,811,873
Long-term borrowings	890,523	1,033,843	1,058,835	691,178	833,631

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s fiscal year ends on January 31stof each year. In this report, fiscal year 2009 refers to the Company’s fiscal year ended January 31, 2009. The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles. All amounts are in United States dollars, unless otherwise denoted. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For a discussion of risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in, or implied by the forward-looking statements, see the discussion of Risk Factors and “Cautionary Note Regarding Forward-Looking Statements” above.

Overview

The Company is engaged in the, manufacture and marketing of Dextran-based products for the veterinary and human pharmaceutical market. The Company conducts its business operations through its wholly-owned subsidiaries: Dextran Products and Chemdex, Inc.

Dextran Products Business

The manufacture and sale of bulk quantities of Dextran and derivative products for sale to large pharmaceutical companies throughout the world is conducted through a Canadian subsidiary, Dextran Products. Such products are used in the production of veterinary and human products such as vaccines and ophthalmic products.

For the past two fiscal years the Company has been extremely challenged by large fluctuations in exchange rates, especially the increase in the value of the Canadian dollar as compared to the United States dollar. The Company’s sales are largely denominated in United States dollars, while its costs are largely in Canadian dollars. As a Canadian based manufacturer of pharmaceutical based compounds exporting internationally, the increase in value of the Canadian dollar by approximately 18% compared to the United States dollar from January 2007 until late in the third quarter of fiscal year 2009 severely reduced the profitability of the Canadian operations, and negatively impacted the Company`s cash flows. In addition, the world wide increase in the price of commodities has resulted in lowered hog production, especially in Canada, Europe and the United States, where the Company has traditionally derived a substantial portion of its sales.

After the cancellation of the Phase III clinical trials for Ushercell due to inconclusive results, the Company`s share price declined, eventually resulting in the Company`s shares being suspended from trading on the NASDAQ Capital Market on September 12th, 2008 and delisted in December 2008. It is important to note that this did not have an impact on the core operations or source of funds for the core operations.

Results from ongoing research aimed at characterizing the impact of Ushercell on mucosal safety with new endpoints is expected in the second half of fiscal 2010. At that point the Company will review further opportunities to develop the compound into a commercial product.

Throughout this period, the Company has been investing its significant cash reserves in refurbishing the Toronto plant, in order to capitalize on the higher margins available for its powdered products line, primarily Dextran and Dextran derivatives.

Chemdex

Chemdex is the US based subsidiary that purchases raw materials from Dextran Products for the production of Iron Dextran 10% for the American market. Chemdex then sells the bulk material to Sparhawk Labs who produce the final dosage form for distribution in the US.

Chemdex, Veterinary Laboratories and the Joint Venture Business

During approximately one month of the 2005 fiscal year, the Company also engaged in the finished product veterinary pharmaceutical business through its United States subsidiary Chemdex, which, in turn, conducted its operations through its subsidiary, Veterinary Laboratories. On December 1, 1992, Veterinary Laboratories and Sparhawk Laboratories Inc. entered into a joint venture for the purpose of manufacturing and selling veterinary pharmaceutical products (the “Joint Venture”) On January 13, 2004, the Company, Chemdex and Veterinary Laboratories entered into an Asset Purchase Agreement with Sparhawk pursuant to which the Company agreed to sell its finished product veterinary pharmaceutical business, including substantially all of the assets of Veterinary Laboratories and its ownership interest in the Joint Venture, to Sparhawk for $5,500,000 in cash. The sale was completed on March 4, 2004. Simultaneously with the closing, Chemdex advanced $350,000 to Sparhawk in exchange for an unsecured subordinated promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk. The promissory note was payable in full on March 4, 2009. Interest was payable annually, but could be deferred and added to the principal balance of the promissory note each year at Sparhawk’s discretion. On May 31, 2006, payment in full for principal and interest was received. The warrant expired at the earlier of payment in full of the promissory note or March 4, 2014, and therefore expired before it could be exercised. Chemdex also entered into a supply agreement with Sparhawk to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years.

Results of Operations

Fiscal Year ended January 31, 2009 compared to Fiscal Year ended January 31, 2008 compared to Fiscal Year ended January 31, 2007

				Fiscal Years
	FY 2009	FY 2008	FY 2007	09 v 08	08 v 07
				(% increase (decrease))
Loss before taxes	$ (1,644,430)	$ (967,155)	$ (375,818)	(70)%	(157)%
Net Loss	(1,591,470)	(885,211)	(260,623)	(80)%	(240)%
Loss per share	(0.52)	(0.29)	(0.09)

The increase in net loss for the fiscal year 2009 as compared to fiscal year 2008 is attributable to two principal causes. First, there was an impairment charge of $550,956 against the long-lived assets of the Company, which was determined on the basis of the Company’s expected future cash flows compared to the current value of the Company’s property and equipment. Second, from an operations aspect, the increase in net loss was impacted by the continued decrease in sales and gross margins, and the strength of the Canadian dollar as compared to the United States dollar encountered during the first three quarters of the fiscal year. Because the majority of the Company’s revenue is denominated in United States dollars while the majority of its cost of sales is denominated in Canadian dollars, at its Dextran Products subsidiary, when the value of the Canadian dollar increases in relation to the United States dollar, margins decrease and expenses increase. The average exchange rate used for fiscal 2009 was only slightly better than that encountered in fiscal 2008 (3.5%), though significant improvement did occur in the fourth quarter,

The increase in net loss for the fiscal year 2008 as compared to fiscal year 2007 was due primarily to the rise of the Canadian dollar relative to the United States dollar and the significant portion of Company expenses that are denominated in Canadian dollars. Exchange rate fluctuations resulted in a 13% decrease in margins at Dextran Products in fiscal year 2008 compared to the previous fiscal year (4% decrease in fiscal year 2007). The results for fiscal year 2007 also included the recognition of the deferred gain on the promissory note related to the sale of the veterinary products assets to Sparhawk (Note 13).

				Fiscal Years
	FY 2009	FY 2008	FY 2007	09 v 08	08 v 07
				(% increase (decrease))
Sales	$4,824,906	$5,734,858	$6,499,287	(16)%	(12)%

Sales decreased in fiscal year 2009 compared to fiscal year 2008 as a result of decreased demand from existing customers, primarily in the fourth quarter of fiscal year 2009. This decline in demand was caused by the general global economic decline which included the decline in the hog markets, especially in Europe. When the decline in sales orders severely escalated early in the fourth quarter, management determined that as a cost-saving measure, it was prudent to close the production plant for approximately 8 weeks. This resulted in a sales decline of $714,175 for the fourth quarter of fiscal year 2009 compared to the same quarter of fiscal year 2008, Year to date sales for the third quarter had already been impacted by the general turmoil in the world economy and combined with the reduced sales from the fourth quarter, resulted in an overall sales decline of 16% for fiscal year 2009 compared to the prior fiscal year.

Sales decreased in fiscal year 2008 compared to fiscal year 2007 as a result of decreased demand from existing customers and production problems which primarily affected our powdered products. Lower customer demand, primarily related to our lower margin products, resulted from overall selling price increases, which in turn were necessitated by the increase in value of the Canadian dollar relative to the United States dollar. Total production volume in fiscal year 2008 decreased by 31% compared to fiscal year 2007.

				Fiscal Years
	FY 2009	FY 2008	FY 2007	09 v 08	08 v 07
				(% increase (decrease))
Gross profit	$31,903	$375,064	$832,443	(91)%	(55)%
Percentage of sales	0.7%	6.5%	13%

The decrease in gross profit in fiscal year 2009 resulted from decreased sales, especially during the fourth quarter as noted above, production problems incurred in the third quarter, and the plant closure that took place during the fourth quarter. Though significant savings resulted from the plant closure in production related areas such as plant labor, utilities and raw materials, ongoing costs such as realty taxes, depreciation and some utility costs were still incurred.

The decrease in gross profit in fiscal year 2008 was a result of the decrease in sales noted above, combined with increased direct costs resulting from the increase in value of the Canadian dollar. Significant cost savings were realized in almost all direct costs, including payroll reductions of more than 10%, but these savings were not sufficient to offset the effect of the exchange rate increase of the Canadian dollar.

				Fiscal Years
	FY 2009	FY 2008	FY 2007	08 v 07	08 v 07
				(% increase (decrease))
Selling, promotion, general and administrative expenses	$1,071,734	$1,211,172	$1,376,960	(11)%	(12)%

As in fiscal year 2008, management continued its efforts to reduce overall selling, promotion and general and administrative expenses. The most significant reductions occurred in administrative wages, insurance, options expense, and selling and promotion costs. Reporting costs were also reduced as a result of being suspended from listing in September 2008.

In fiscal year 2008, management continued its efforts to reduce overall selling, promotion and general and administrative expenses. The most significant reductions occurred in professional and reporting fees, insurance, legal fees, and options expense. The Company also eliminated travel to various conferences that had been attended in previous years that related to the Ushercell project.

				Fiscal Years
Research and development	FY 2009	FY 2008	FY 2007	09 v 08	08 v 07
				(% increase (decrease))
Research and development Expenditures	$35,102	$135,821	$214,865	(74)%	(37)%

In fiscal year 2009, virtually all of the Company’s research into Ushercell was halted, with only some patent expenses being incurred and paid. Further patent fees are also being curtailed. Results from ongoing research aimed at characterizing the impact of Ushercell on mucosal safety with new endpoints is expected in the second half of fiscal 2010. At this point, the Company will assess the potential commercial viability of the compound before investing in further research or development. Since the cessation of the clinical trials for Ushercell, the Company has been reviewing the other projects in its portfolio and actively pursuing their potential for creating new market opportunities.

In fiscal year 2008, the Company continued to reduce its research and development expenditures. Final payments were made with respect to clinical studies related to the Ushercell project, and a small amount was expended on process improvement projects related to the Company’s ongoing product lines. Patent fees were reduced to the minimum necessary to maintain only certain existing patent rights.

Funding for the Company’s primary development products has been provided directly by third party public and/or private sector groups to the entities carrying out such research. The Company did not take possession or control over these funds. The Company benefits from the results of research projects through the ownership of patents and/or licenses with respect to the products involved. The Company has no commitments to repay the funding or to purchase the results of the research.

				Fiscal Years
	FY 2009	FY 2008	FY 2007	09 v 08	08 v 07
				(% increase (decrease))
Depreciation and amortization expense	$549,376	$559,866	$547,297	(2)%	2%

The small decrease in depreciation and amortization for fiscal year 2009 is due primarily to the small decrease in average value of the Canadian dollar for the year, compared to fiscal 2008. Included in depreciation and amortization expense are allocations to cost of goods sold in the amount of $514,899 for fiscal year 2009 (2008 - $519,787; 2007 - $505,211).

The increase in depreciation and amortization in fiscal years 2008 and 2007 was due primarily to the increased investments in capital equipment during the year, and the increase in the value of the Canadian dollar relative to the United States dollar.

				Fiscal Years
	FY 2009	FY 2008	FY 2007	09 v 08	08 v 07
				(% increase (decrease))
Interest expense	$66,714	$96,818	$94,790	(31)%	2%

The decrease in interest expense in fiscal year 2009 is primarily due to the decrease in interest rates compared to fiscal year 2008, as well as the continued decrease in other long-term debt and capital obligations.

The increase in interest expense in fiscal year 2008 was primarily attributable to the rise in the Canadian dollar relative to the United States dollar. This is partially offset by the decrease in other long-term debt and capital lease obligations.

				Fiscal Years
	FY 2009	FY 2008	FY 2007	09 v 08	08 v 07
				(% increase (decrease))
Foreign exchange loss (gain)	$(77,818)	$43,256	$(22,857)	280%	(289)%

In fiscal year 2009, the Company experienced an overall foreign exchange gain due to Dextran Products’ exposure to the United States dollar, especially with the decline in value of the Canadian dollar relative to the United States dollar in the latter part of the fiscal year. Throughout most of fiscal year 2008, Dextran Products generally had a net asset exposure to the United States dollar because accounts receivable balances denominated in United States dollars normally exceeded its United States dollar denominated intercompany payables. While the exchange rate was relatively consistent during the earlier part of the fiscal year, the significant decline of the Canadian dollar in the latter part of fiscal year 2009 was a major factor contributing to the overall gain for the fiscal year.

In fiscal year 2008, the Company experienced a foreign exchange loss due to Dextran Products’ exposure to the United States dollar, combined with the continued increase in value of the Canadian dollar relative to the United States dollar. Throughout fiscal year 2008, Dextran Products generally had a net asset exposure to the United States dollar because accounts receivable balances denominated in United States dollars normally exceeded its United States dollar denominated intercompany payables.

				Fiscal Years
	FY 2009	FY 2008	FY 2007	09 v 08	08 v 07
				(% increase (decrease))
Impairment of property and equipment	$550,956	----	----	100%	----

A discussed above, the Company has determined that a charge of $550,956 is appropriate to align the value of the Company’s plant and equipment with the value of future cash flows that are expected to be earned by those capital assets.

.

				Fiscal Years
	FY 2009	FY 2008	FY 2007	09 v 08	08 v 07
				(% increase (decrease))
Interest and other income	$10,359	$184,821	$497,663	(94)%	(63)%

Interest and other income declined significantly in fiscal year 2009 due to the loss realized on disposal of shares included in the investments available for sale. This loss is partially offset by the gain shown in comprehensive income. The decrease is also due to the lower interest rates experienced during fiscal 2008 applicable to the due from shareholder amount.

The decrease in interest and other income in fiscal year 2008 compared to fiscal year 2007 was due primarily to the recognition of the deferred gain of $350,000 on the promissory note from Sparhawk in fiscal year 2007, as explained above. Investment income decreased in fiscal year 2008 as a result of the decrease in investments available for sale and amounts included in cash equivalents, partially offset by the cash surrender of a life insurance policy on a departed Company officer.

				Fiscal Years
	FY 2009	FY 2008	FY 2007	09 v 08	08 v 07
				(% increase (decrease))
Recovery of income taxes	$(52,960)	$(81,944)	$(115,195)	(35)%	(29)%

The fiscal year 2009 decrease in tax provision is due to a decrease in deferred tax liabilities. This deferred tax liability was no longer considered necessary as the Company has loss carryforwards available that should result in there being no income taxes payable for the foreseeable future.

The fiscal year 2008 decrease in tax provision is due to a decrease in deferred tax liabilities of $83,317, combined with an increase in current tax expense of $1,373. The decrease in the deferred tax liability is due to the decrease in the timing difference related to the excess of carrying value of depreciable assets over tax value, which in turn reduces future income tax liabilities.

Liquidity and Capital Resources

As of January 31, 2009, the Company had cash of $327,857, compared to cash and cash equivalents of $468,570 at January 31, 2008. In fiscal year 2009, the Company expended cash of $251,128 in its operating activities, compared to expending $297,899 for fiscal year 2008 and generating $661,607 for fiscal year 2007. The cash expended in operations in fiscal year 2008 as compared to the cash generated in fiscal year 2007 is due to the decrease in earnings. Depreciation and amortization continues to be a large non-cash expense of the Company, which is expected to increase in fiscal year 2009 as result of assets acquired as part of the refurbishment become operational. The impairment of property and equipment is also a large non-cash item which is not considered to be reoccurring.

Working capital decreased to $1,359,946, and the current ratio decreased to 3.19 to 1 as of January 31, 2009, compared to $2,403,042 and 3.43 to 1 as of January 31, 2008.

As at January 31, 2009, the Company had no commitments for capital expenditures related to the plant refurbishment at Dextran Products in Toronto as compared to $20,024 at January 31, 2008.

At January 31, 2009, the Company had accounts receivable of $161,858 and inventory of $1,003,623, compared to $611,975 and $1,350,490, respectively, at January 31, 2008. The decrease in accounts receivable and inventory at January 31, 2009 is due to the plant closure and related lower volume of sales in the fourth quarter compared to the same period in fiscal year 2008. At January 31, 2009, the Company had accounts payable of $150,965, compared to $399,820 at January 31, 2008. The decrease as at January 31, 2009 was due primarily to the lowered production costs as a result of the plant closure and related lower sales in the fourth quarter. In addition, accrued liabilities at January 31, 2008 included costs related to the plant refurbishment of $129,500 compared to nil at January 31, 2009. During fiscal year 2009, capital expenditures totaled $56,401, as compared to $1,486,866 in fiscal year 2008.

As at January 31, 2009, the Company’s investments consisted of a short-term fixed income fund and a global fixed income bond fund, both denominated in Canadian dollars. Unrealized gains and losses will occur as the market interest rates and investment valuations vary. Management does not expect significant gains or losses in the future due to the relatively short term to maturity of the nature of these funds. Management plans to convert a portion of these investments to cash as needed for working capital or other cash needs such as plant refurbishments and equipment.

The change in accumulated other comprehensive income of the Company is almost entirely attributable to the currency translation adjustment of Dextran Products. Dextran Products’ functional currency is the Canadian dollar. This currency translation adjustment arises from the translation of Dextran Products’ financial statements to United States dollars.

Dextran Products had a Cdn. $250,000 (U.S. $203,000) (2008 – Cdn. $750,000; U.S. $636,000) line of credit, none of which was utilized at January 31, 2009 and 2008. This line of credit bears interest at the Canadian banks’ prime lending rate plus 1.00% (2009 – 3.40%; 2008 – 6.50%) and is repayable on demand. This indebtedness is collateralized by a general security agreement over the Company’s assets and a collateral mortgage of Cdn. $500,000 on the Dextran Products building in Toronto. In March of 2006, the Company secured an additional Cdn $500,000 fixed rate term loan primarily to fund capital purchases, with interest at 0.75% over Canadian banks’ prime lending rate (2009 – 6.95%).

The bank indebtedness agreement contains two covenants related to the operations at the Dextran Products facility in Toronto, Canada. First, there is a Debt to Tangible Net Worth ratio, which requires a maximum of 125%. As at January 31, 2009, the Company met this requirement with a ratio of 16% (2008 –17%). Second, there is a Debt Service Coverage Ratio, which requires a minimum ratio of 120%. Due to the operating loss incurred in fiscal year 2009, the Company did not meet this ratio test, as the loss created a significant negative ratio of 990% (2008-negative 82%) As a result of this covenant failure, the Company’s line of credit was reduced to Cdn $250,000 (USD $203,000) during the first quarter of fiscal year 2009, and a waiver was granted by the bank which noted that the Company was expected to meet this ratio in the future. Management has planned to improve the results of its operations as noted below.

The increase in capital lease obligations during fiscal year 2009 was due to the acquisition of printer/fax equipment and a forklift truck, less repayments on capital leases.

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

Management’s Plan to Improve the Results of Operations.

As at January 31, 2009, there were certain negative financial indicators reflected in our financial statements. These include an accumulated deficit of $19,370,714, a loss of $ 1,591,470 for the year, cash used in operations of $251,128, and the inability of its subsidiary, Dextran Products Limited, to meet its bank’s lending covenants as noted above. The Company has also determined that an impairment charge was necessary to align the carrying value of its property and equipment with the value of expected future cash flows.

These negative results are due to extreme fluctuations in the value of the Canadian dollar versus the US Dollar as previously discussed, the relatively low margin of the main product base, Iron Dextran, and the decreased sales due primarily to the general economic slowdown, especially related to the hog markets worldwide.

To offset these poor results the Company continues to focus on its active program to improve results with the following activities:

As a result of the dramatic impact of exchange rates during the year, the Company has been aggressively seeking cost reductions in all areas of its operations. Cost reductions have been achieved in most areas including raw material pricing, plant repairs, as well as insurance, legal, consulting and reporting costs. Payroll reductions have been implemented, with reductions in management compensation and the implementation of shorter plant hours of work when appropriate. The plant was also shutdown for approximately 8 weeks in the third quarter, resulting in significant cash savings. These cost control initiatives are ongoing and will continue to be of benefit to the Company.

The Company’s operating division, Dextran Products, also conducts weekly meetings with Production and Quality Control to monitor all production processes and batch yields to ensure they are maximized.

In fiscal year 2010, management intends to continue its focus on the core business of Dextran Products that have historically been the backbone of the company. It has come to the attention of the Company that some other producers of Dextran and Dextran derivatives in the world have refocused their attention on other products and are no longer producing Dextran and Dextran derivatives. This has led to an increase in interest in the Company as a potential supplier of this type of product, and the Company is actively responding to these enquiries. These are powdered products and as such present the possibility of increased sales of higher margin product if they result in confirmed orders. At this time it is not possible to confirm this interest will lead to an increase in sales.

The Company is well positioned to take advantage of increased interest in these powdered products as a result of having invested, over the past several years, in state of the art drying equipment. This new drying equipment is now installed and is presently being qualified. This last step requires the preparation of manuals and documents to ensure consistent operation and therefore production of the highest quality product. This will in turn ensure that the Company is capable of supplying product to large pharmaceutical companies who have expressed such an interest. This work is expected to be completed in the first half of fiscal 2010.

Overall, management believes that a number of factors will lead to more profitable operations. First, the Company provides unique, high quality products. This is confirmed by the interest shown from various customers, some of whom have not only researched and tested alternative sources to the products provided by the Company, but have also visited our Toronto operations to confirm their desire to continue or expand their relationship with Polydex Pharmaceuticals. Second, the economic turmoil experienced primarily over the past two years has lessened the number of available producers of comparable products. In addition, our customers have informed us that some of our competitors have had difficulty achieving the high quality standards that are the Company’s norm. Third, though inconclusive at this time, the international hog markets appear to have stabilized. This is hopefully a precursor to improved market conditions overall, especially for our core Dextran and Dextran related products. Fourth, recent strong interest in our various product lines has occurred from new and existing customers, as evidenced by the high level of enquiries and requests for samples being regularly received, and the Company’s recent return to full production levels. Fifth, the lowered carrying cost of the capital assets will more accurately reflect the lower income charge that is more appropriate to the contribution to be made by these assets. Lastly, the recent strength of the United States dollar provides increased profitability, liquidity and cash flow to our Canadian subsidiary in Toronto, which is the engine that drives our Company’s operations.

All of the foregoing expectations are subject to the risks and uncertainties discussed above under “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements”. Should the above expectations fail to occur or do not achieve the levels required to meet the Company’s profitability and liquidity requirements, management may seek other sources of investment or liquidity from new or existing investors, creditors and customers.

Related Party Transactions

In August 1997, the Company loaned Thomas C. Usher, formerly its Vice-Chairman, Director of Research and Development, a member of its Board of Directors and the beneficial owner of greater than 5% of the outstanding common shares of the Company, $691,500 at an interest rate equal to the United States’ bank prime rate plus 1.50% (the “Loan”). The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher. Repayment of the Loan is accomplished by periodic payments and through offsets by the Company against royalty payments due Thomas C. Usher pursuant to intellectual property license agreements and, in the past, bonus payments, if any, granted to Thomas C. Usher as an employee of the Company. The amount outstanding under the Loan as of January 31, 2009 was $299,716, as compared to $297,321 at January 31, 2008, including accrued interest. The Company has taken a cumulative provision of $323,490 against this loan and other amounts described below as at January 31, 2009 (2008 -$323,490). Thomas C. Usher passed away on February 26, 2005. Obligations with respect to the Loan transferred to the estate of Thomas C. Usher. The Company continues to be obligated to make royalty payments pursuant to the license agreements, and intends to continue to offset such payments against the Loan.

In August 1999, Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the “Receivables”) due to the Company from Novadex Corp. The Receivables have no specific repayment terms. The total outstanding amount of the Receivables as of January 31, 2009 was $31,244, as compared to $60,339 at January 31, 2008. Thomas C. Usher also owed $250,000 to a subsidiary of the Company, Novadex International Limited, as of January 31, 2009, pursuant to a non-interest bearing loan with no specific repayment terms. The outstanding amount of this loan has not changed from January 31, 2008. The amounts continue to remain owing from the estate of Thomas C. Usher.

As of January 31, 2009, Thomas C. Usher, now through his estate, has pledged 243,263 common shares of the Company as security for these amounts owing to the Company. These common shares had a market value of $92,440 at January 31, 2009, based on the closing price of the Company’s common shares on the Pink Sheets quotation service on January 31, 2009. During the third quarter of fiscal year 2009, George Usher, Chief Executive Officer of the Company, purchased 27,500 shares of the Company from the estate for a cost of $16,500, based on the share market price at the time of purchase. Proceeds were used to reduce the shareholder loan owing to the Company. The Company intends to continue to hold the pledged assets as collateral until the amounts owing discussed above are repaid.

The Company had a commitment to pay an amount equal to one year’s salary, $110,000, to Thomas C. Usher’s estate. The amount owing on this commitment as at January 31, 2009 is $36,297 (2008 - $36,908).

The Company also has an outstanding loan payable to the estate of Ruth Usher, a former director and widow of Thomas C. Usher, who passed away in July 2008. The amount due from the Company pursuant to this loan decreased to $608,316 at January 31, 2009 from $658,569 at January 31, 2008 due to monthly payments by the Company exceeding interest charges. The Company is required to make blended monthly payments of $5,000 (2007 - $8,000).

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

Management is required to make estimates and assumptions, in preparing the consolidated financial statements that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods. The actual results could differ from these estimates. Significant estimates made by management include the calculation of reserves for uncollectible accounts, inventory allowances, useful lives of long-lived assets and the realizability of deferred tax assets.

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

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early adoption encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended January 31, 2010. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

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

	Expected Maturity Date
								Fair
	1/31/10	1/31/11	1/31/12	1/31/13	1/31/14	Thereafter	Total	Value
				(US$ Equivalent)

Assets:

Short-term investments:
Fixed rate ($Cdn.)	383,940	—	—	—	—	—	383,940	378,973
Average interest rate	3.23%	—	—	—	—	—	3.23%

Marketable securities:
Fixed rate ($Cdn.)	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—

Liabilities:

Long-term debt:
Fixed rate ($Cdn.)	50,790	42,423	45,560	49,199	52,998	121,749	362,719	443,341
Average interest rate	8.80%	9.16%	9.16%	9.17%	9.18%	9.00%	9.08%

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

	Expected Maturity Date
								Fair
	1/31/10	1/31/11	1/31/12	1/31/13	1/31/14	Thereafter	Total	Value
				(US$ Equivalent)
Assets:

Short-term investments:
Fixed rate ($Cdn.)	383,940	—	—	—	—	—	383,940	378,973
Average interest rate	3.23%	—	—	—	—	—	3.23%

Marketable securities:
Fixed rate ($Cdn.)	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—

Notes receivable:
Variable rate ($US)	21,763	22,797	23,880	25,014	26,203	180,058	299,716	299,716
Average interest rate	4.78%	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%

Liabilities:

Long-term debt:
Fixed rate ($Cdn.)	50,790	42,423	45,560	49,199	52,998	121,749	362,719	443,341
Average interest rate	8.80%	9.16%	9.16%	9.17%	9.18%	9.00%	9.08%
Variable rate ($US)	31,106	32,584	34,131	35,753	37,451	445,916	616,942	616,942
Average interest rate	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Polydex Pharmaceuticals Limited
Quarterly Financial Highlights
January 31, 2009
(Expressed in United States dollars)

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year

	2009	2008	2009	2008	2009	2008	2009	2008

Sales from continuing operations	934,454	1,525,679	1,373,963	1,357,681	1,296,704	1,504,365	1,219,785	1,347,133
Gross profit (Loss)	(223,286)	(70,947)	(200,713)	137,947	191,906	99,103	263,996	208,961
Net loss from continuing operations	(1,030,593)	(285,076)	(418,680)	(237,544)	(169,535)	(228,353)	(25,622)	(134,238)
Net loss per common share	(0.34)	(0.10)	(0.014)	(0.08)	(0.04)	(0.07)	(0.01)	(0.04)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Polydex Pharmaceuticals Limited

We have audited the accompanying consolidated balance sheets of Polydex Pharmaceuticals Limited as of January 31, 2009 and 2008 and the related consolidated statements of shareholders’ equity, operations and comprehensive income (loss) and cash flows for each of the years in the three-year period ended January 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polydex Pharmaceuticals Limited as of January 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 1 to the financial statements, the continuance of the Company is dependent on its future profitability and the ongoing support of its stockholders, affiliates and creditors. This raises substantial doubt about it ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since the accompanying consolidated financial statements have not been prepared in accordance with generally accepted accounting principles and standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.

"SCHWARTZ LEVITSKY FELDMAN LLP"

Toronto, Ontario, Canada	Chartered Accountants
April 14, 2009	Licensed Public Accountants

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets
(Expressed in United States dollars)

	January 31	January 31
	2009	2008

Assets

Current assets:
Cash and cash equivalents (note 3)	$327,857	$468,570
Investments available for sale (note 7)	381,457	845,034
Trade accounts receivable (note 19)	161,858	611,975
(Allowance for doubtful accounts nil, 2008 nil)
Inventories (note 4)	1,003,623	1,350,490
Prepaid expenses and other current assets	106,221	116,172

Total current assets	1,981,016	3,392,241

Property, plant and equipment, net (note 5)	4,057,959	6,041,348
Patents and intangible assets, net (note 6)	37,471	45,511
Due from estate of former shareholder (note 8)	257,470	284,170

	$6,333,916	$9,763,270

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$150,965	$399,820
Accrued liabilities (note 11)	296,538	418,832
Customer deposits	92,932	92,932
Current portion of long-term debt (note 10a)	35,336	41,544
Current portion of capital lease obligations (note 10b)	15,299	6,071
Current portion of due to shareholder (note 8)	30,000	30,000

Total current liabilities	621,070	989,199

Long-term debt (note 10a)	291,305	398,540
Capital lease obligations (note 10b)	20,902	6,734
Due to shareholder (note 8)	578,316	628,569
Deferred income taxes (note 15)	-	55,962

	890,523	1,089,805

Total liabilities	1,511,593	2,079,004

Going concern (note 1)
Related party transactions (note 8)
Commitments and contingencies (note 21)

Shareholders' equity:
Capital stock (note 12)
Authorized:
100,000 Class A preferred shares of $0.10 each
899,400 Class B preferred shares of $0.0167 each
10,000,000 common shares of $0.0167 each
Issued and outstanding:
899,400 Class B preferred shares (January 31, 2008 - 899,400)	15,010	15,010
3,072,846 common shares (January 31, 2008 - 3,072,846)	51,185	51,185
Contributed surplus	23,527,576	23,499,154
Deficit	(19,370,714)	(17,779,244)
Accumulated other comprehensive income (note 20)	599,266	1,898,161

	4,822,323	7,684,266

	$6,333,916	$9,763,270

See accompanying notes.

On behalf of the Board:

Director	Director

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Shareholders' Equity
(Expressed in United States dollars)

Years ended January 31, 2009, 2008 and 2007

					Accumulated
					Other	Total
	Preferred	Common	Contributed		Comprehensive	Shareholders'
	Shares	Shares	Surplus	Deficit	Income (Loss)	Equity
	$	$	$	$	$	$

Balance, January 31, 2006	15,010	50,953	23,400,259	(16,633,410)	945,250	7,778,062

Common share options exercised		232	38,879			39,111
Common share options issued			44,521			44,521
Comprehensive income:
Net loss for the year				(260,623)		(260,623)
Unrealized loss on investments available for sale					(1,321)	(1,321)
Currency translation adjustment					(241,436)	(241,436)

Balance, January 31, 2007	15,010	51,185	23,483,659	(16,894,033)	702,493	7,358,314

Common share options issued			15,495			15,495
Comprehensive income:
Net loss for the year				(885,211)		(885,211)
Unrealized gain on investments available for sale					3,702	3,702
Currency translation adjustment					1,191,966	1,191,966

Balance, January 31, 2008	15,010	51,185	23,499,154	(17,779,244)	1,898,161	7,684,266

Common share options issued			28,422			28,422
Comprehensive income:
Net loss for the year				(1,591,470)		(1,591,470)
Unrealized gain on investments available for sale					27,269	27,269
Currency translation adjustment					(1,326,164)	(1,326,164)

Balance, January 31, 2009	15,010	51,185	23,527,576	(19,370,714)	599,266	4,822,323

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in United States dollars)

Year ended January 31	2009	2008	2007
	$	$	$

Sales	4,824,906	5,734,858	6,499,287
Cost of goods sold	4,793,003	5,359,794	5,666,844

Gross profit	31,903	375,064	832,443

Expenses
General and administrative (note 12b)	1,004,167	1,126,269	1,205,874
Research and development (note 14)	35,102	135,821	214,865
Selling and promotion	67,567	84,903	171,086
Interest expense,net (note 8)	66,714	96,818	94,790
Depreciation	34,477	39,973	42,186
Foreign exchange loss (gain)	(77,818)	43,256	(22,857)
Loss (gain) on sale of assets	5,527	-	(20)
Cash surrender value of life insurance	-	(81,045)	-
Impairment of plant and equipment	550,956	-	-
Interest and other income (note 13)	(10,359)	(103,776)	(497,663)
Total expenses	1,676,333	1,342,219	1,208,261

Loss before income taxes	(1,644,430)	(967,155)	(375,818)

Recovery of income taxes (note 15)	(52,960)	(81,944)	(115,195)

Loss for the year	(1,591,470)	(885,211)	(260,623)

Unrealized gain (loss) on investments available for sale	27,269	3,702	(1,321)

Currency translation adjustment	(1,326,164)	1,191,966	(241,436)

Comprehensive income (loss) for the period	(2,890,365)	310,457	(503,380)

Per share information:
Loss per common share:
Basic	(0.52)	(0.29)	(0.09)
Diluted	(0.52)	(0.29)	(0.09)

Weighted average number of common shares used in computing net loss per share for the period:
Basic	3,072,846	3,072,846	3,063,884
Diluted	3,072,846	3,072,846	3,063,884

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Year ended January 31	2009	2008	2007
	$	$	$
Cash provided by (used in):

Operating activities:
Net loss for the period	(1,591,470)	(885,211)	(260,623)
Add (deduct) items not affecting cash:
Depreciation and amortization	549,376	559,866	547,297
Writedown of assets held for sale	-	-	4,410
Deferred income taxes (Recovery) (note 15)	(52,960)	(83,317)	(69,140)
Amortization of premium on investments available for sale	-	-	471
(Gain) Loss on disposal of equipment	5,527	-	(20)
Licence fee charged to due from shareholder (note 14)	32,769	70,280	76,978
Interest on shareholder loan	(18,895)	(28,998)
Options issued in exchange for services (note 12b)	28,422	15,495	44,521
Impairment of plant and equipment	550,956
Net change in non-cash working capital balances related to operations (note 16)	245,147	53,986	322,124

Cash provided by (used in) operating activities	(251,128)	(297,899)	666,018

Investing activities:
Additions to property, plant and equipment	(56,401)	(1,486,866)	(1,724,440)
Decrease in due from shareholder	12,826	38,504	47,777
Decrease in accrued interest on investments	-	3,020	57,580
Proceeds of investments available for sale	376,566	805,582	1,123,669
Proceeds from sale of equipment	-	-	4,430

Cash provided by (used in) investing activities	332,991	(639,760)	(490,985)

Financing activities:
Repayment of long-term debt	(37,770)	(36,932)	(21,876)
Repayment of capital lease obligations	(16,199)	(5,220)	(169,218)
Increase (decrease) in due to shareholder	(50,253)	(20,740)	3,390
Increase in long-term bank indebtedness	-	-	441,034
Exercise of common share options	-	-	39,111

Cash provided by (used in) financing activities	(104,222)	(62,892)	292,441

Effect of exchange rate changes	(118,354)	84,126	(53,931)

Net increase (decrease) in cash and cash equivalents	(140,713)	(916,425)	413,544

Cash and cash equivalents, beginning of year	468,570	1,384,995	971,451

Cash and cash equivalents, end of year	327,857	468,570	1,384,995

Cash and cash equivalents is comprised of the following:
Cash	327,857	171,625	382,419
Short-term deposits	-	296,945	1,002,576

	327,857	468,570	1,384,995

See accompanying notes.

1. GENERAL

Polydex Pharmaceuticals Limited, the ("Company"), is incorporated in the Commonwealth of the Bahamas and carries on business in Canada and the United States. Its principal business activities, carried on through subsidiaries, include the manufacture and sale of veterinary pharmaceutical products and specialty chemicals. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.

GOING CONCERN

These consolidated financial statements have been prepared on going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future, For the fiscal year ended January 31, 2009, the Company has generated a consolidated net loss of $1,591,470 (2008-$885,211) and realized a negative cash flow from operating activities of $251,128 (2008-$297,899). There is an accumulated deficit of $19,370,714 (2008 - $17,779,244) The Company, through its wholly-owned subsidiary Dextran Products Limited, is also in violation of its debt service loan covenant related to the bank term loan of $324,893 (Cdn$398,481), on which the Company subsequently received a waiver from its bank. The Company has positive working capital of $1,359,946 as at January 31, 2009 (2008 - $2,403,042).

As referred to in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, management has undertaken the following initiatives that it believes will be instrumental in leading to more profitable operations:

  Cost reductions relating to direct cost areas, including raw material pricing, and tighter control of plant hours of work (including the plant shutdown in the fourth quarter).
  Restructuring of the supervisory hierarchy over production personnel, to ensure more efficient communication especially as related to problem identification and scheduling.
  Improved control of operational processes, including increased frequency of production and quality control meetings to address production issues on a more timely basis.
  Cost reductions relating to administrative and overhead expenses, including administrative wages, insurance, and reporting costs.
  Increased interaction with larger new and potential customers, including site visits, in order to address their opportunities and concerns, and strengthen our relationship with them.

The Company’s ability to continue as a going concern is in doubt as it is dependent on the ability of the Company to attain profitable operations, and enabling it to meet the Company’s liabilities as they become due and the realization of its business plans. The outcome of these matters is dependent on factors outside the Company’s control and cannot be predicted at this time. Should the above expectations fail to occur or not achieve the levels required to meet the Company’s profitability and liquidity requirements, management will seek other sources of investment from new or existing investors, creditors and customers.

The accompanying consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. These financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates relate to the allowance for unrecoverable amounts, depreciation and amortization rates, and asset impairment charges.

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

Loss per common share

Basic loss per common share is computed using the weighted average number of shares outstanding of 3,072,846 for the year ended January 31, 2009 (2008 - 3,072,846; 2007 - 3,063,884). Diluted loss per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock. No incremental shares in 2009, 2008 or 2007, were used in the calculation of diluted loss per common share. Options to purchase of 138,761, 63,699, and 37,725 common shares in 2009, 2008 and 2007, respectively, were not included in the computation of diluted loss per common share because their effect was anti-dilutive.

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

					2009	2008
					$	$

Cash					327,857	171,625
Short-term deposit					---	296,945
				327,857		468,570

4. INVENTORIES

Inventories consist of the following:

					2009	2008
					$	$

Finished goods					626,058	790,822
Work-in-process					135,966	380,855
Raw materials					241,599	178,813
					1,003,623	1,350,490

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

		2009			2008
			Net			Net
		Accumulated	book		Accumulated	book
	Cost	depreciation	value	Cost	depreciation	value
	$	$	$	$	$	$

Land and buildings	4,314,500	976,493	3,338,007	5,242,002	1,079,827	4,162,175
Machinery and equipment	8,173,744	6,964,595	1,209,149	9,908,157	8,028,984	1,879,173
	12,488,244	7,941,088	4,547,156	15,150,159	9,108,811	6,041,348
Less: Impairment adjustment	(489,197)		(489,197)
	11,999,047	7,941,088	4,057,959	15,150,159	9,108,811	6,041,348

As stated in the Going Concern note above, the Company’s operations resulted in several negative financial indicators, including recurring net losses, negative cash flows, violation of a covenant related to its bank term loan, and the plant shutdown in the fourth quarter. The Company then compared the carrying values of its building and production equipment, which are located in Toronto, Canada, and including the nearly completed plant refurbishments, to the value of estimated future cash flows to be expected from the utilization of these assets over their lifetime. This resulted in an impairment adjustment of $489,197, which reduces the carrying value of its assets and the amounts for depreciation to be charged in future financial statements, thereby better reflecting the expected contribution of these assets to the Company’s future operations.

Included in machinery and equipment are assets under capital lease with a total cost of $928,064 (2008 -$1,204,935) and accumulated depreciation of $836,237 (2008 - $919,651). Depreciation of assets under capital lease is included in cost of goods sold. Depreciation of $514,899 was charged to cost of sales in fiscal 2009 (2008- $519,893). Assets not available for use amounted to $2,861,449 (2008 - $3,496,281).

6. PATENTS AND INTANGIBLE ASSETS

Patents and intangible assets consist of the following:

	2009	2008
	$	$

Cost	80,341	80,341
Less accumulated amortization	42,870	34,830
	37,471	45,511

These patents and intangible assets will be amortized at approximately $8,040 per year over the next 5 years.

7. INVESTMENTS AVAILABLE FOR SALE

Investments available for sale, at fair value, consist of the following:

	2009	2008
	$	$

22,685 units (2008–44,458) of DFA Fixed Income Fund yielding 3.27%	175,523	418,094
TD short term bond fund consisting of Canadian government and corporate bonds maturing in the next 1-5 years, yielding 3.19%	205,934	346,845
4,000 preferred shares of Diversified 6% preferred share trust units	—	80,095
	381,457	845,034

Investments available for sale are stated at fair market value, based on quoted market prices. The Company expects that the investments available for sale will be used for working capital for fiscal 2009 and onwards. Accordingly the investments available for sale were classified as part of current assets as at January 31, 2008.

8. RELATED PARTY TRANSACTIONS

Amounts due from (to) shareholder consist of the following:
	2009	2008
	$	$

Amounts due from estate of former shareholder [i]	257,470	284,170

Amounts due to shareholder [ii]	(608,316)	(658,569)

[i]

Amounts due from estate of former shareholder (the “Estate”) bear interest at the United States banks prime lending rate plus 1.5% (2009 – 6.28%; 2008 – 8.48%), except for an amount of $281,244 (2008 – $310,339) which is non-interest bearing. Interest income on this loan is recognized monthly. These amounts have no fixed terms of repayment. The Estate has pledged 243,263 shares of the Company and has pledged future license fee payments from the Iron Dextran process license agreement [note 14] as collateral for this loan. During 2009, $32,769 (2008 – $70,280; 2006 – $76,978) of license fee payments were made. The Company will continue to hold the pledged assets as collateral until the loan is repaid. The Company had a commitment to pay a death benefit of $110,000 to the Estate. At January 31, 2009, a balance of $36,297 is still to be paid to the Estate. See also “Iron Dextran Process” under Note 14.

[ii]

Amounts due to shareholder are unsecured and bear interest at the United States banks prime lending rate plus 1.5% (2009 – 6.28%; 2008 – 8.48%). The Company is required to make monthly payments, inclusive of accrued interest, of $5,000. Based on the current rate of interest, the principal repayment on this loan for fiscal 2010 would be approximately $30,000. This loan may not be called.

Interest expense recorded with respect to amounts due to shareholder is as follows:

	2009	2008	2007
	$	$	$
Interest expense	39,752	63,256	64,390

9. BANK INDEBTEDNESS

The Company had a Canadian operating line of credit of Cdn. $250,000 (U.S. $203,830; 2008 – U.S. $747,160), none of which was utilized at January 31, 2009 (2008 – Nil). The Canadian line of credit bears interest at the Canadian banks' prime lending rate plus 1.00% (2009 – 3.40%; 2008 – 6.50%). During March 2006, a term loan of Cdn $500,000 (U.S. $498,100) was obtained for the purchase of equipment, bearing interest of 6.95% (note 10[a]). Bank indebtedness is collateralized by a general security agreement over the Company's assets and a collateral mortgage of Cdn $500,000 on the Dextran Products Limited ("Dextran Products") building.

Subsequent to the end of fiscal years 2009 and 2008, the Company received notice from its Canadian bank that it was in default of one of its covenants, and that this covenant is to be met on a going forward basis. Subsequent to the year end the bank has waived this default.

10. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

[a] Long-term debt consists of the following:

	2009	2008
	$	$

Note payable in blended quarterly payments of Cdn. $141 (U.S. $115), bearing interest at a fixed rate of 11%, maturing November 13, 2013	1,748	2,980
Bank term loan (note 9) payable in monthly installments of Cdn. $5,792 (U.S. $4,722) principal and interest at the Canadian banks’ prime lending rate plus 0.75% (2009 - 6.95%), maturing May 2016	324,893	437,104
	326,641	440,084
Less current portion	35,336	41,544
	291,305	398,540

Interest expense for the year for long-term debt was $ 23,430 (2008 - $31,984)

Principal repayments on the long-term debt are as follows:
		$

2010		35,336
2011		38,036
2012		40,779
2013		43,721
2014		49,332
Thereafter		84,101
		291,305

[b] Capital lease obligations consist of the following:
	2009	2008
	$	$

Obligation (Cdn. $30,436) under a capital lease, repayable in quarterly installments, bearing interest at 11.15% and maturing in 2014.	24,815	---
Obligation (Cdn $13,965) under a capital lease, repayable in monthly installments, bearing interest at Nil, and maturing in 2009.	11,386	---
Obligation (Cdn. $12,854) under a capital lease, repayable in quarterly installments, bearing interest at 10.43% and matured December 2008.	---	12,805
	36,201	12,805
Less current portion	15,299	6,071
	20,902	6,734

Future minimum annual lease payments on the capital lease obligations including interest are as follows:
		$

2010		17,943
2011		6,557
2012		6,557
2013		6,557
2014		6,557
Total minimum lease payments		44,171
Less amount representing imputed interest	7,970
36,201

Interest expense for the year for capital lease obligations was $3,433 (2008 - $1,711)

11. ACCRUED LIABILITIES

	2009	2008
	$	$

Payroll and related taxes payable	132,495	98,736
Professional fees payable	71,221	66,248
Death benefit payable	36,297	36,908
Utilities and taxes	34,489	39,466
Others	22,036	47,966
Plant refurbishment costs	---	129,508
	296,538	418,832

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

[iii] Common shares

During the year ended January 31, 2009, no common share options were exercised, and no common shares were issued.

During the year ended January 31, 2008, no common share options were exercised, and no common shares were issued.

During the year ended January 31, 2007, 13,950 common share options were exercised for $39,111 resulting in the issuance 13,950 common shares.

[b] Share option plan

The Company maintains an incentive share option plan for management personnel for 1,000,000 options to purchase common shares. The Company also issues options to certain consultants for services provided to the Company.

All options granted have a term of five years and vest immediately. At January 31, 2009, the Company had 138,761 options outstanding at exercise prices ranging from $0.38 to $10.01 and a weighted average exercise price of $1.53. The options, which are immediately exercisable and expire on dates between January 31, 2010 and January 31, 2014, entitle the holder of an option to acquire one common share of the Company.

On January 31, 2009, 78,947 common share options were issued to the independent directors of the Company. These options were valued at $28,422 and were included in general and administrative expense, in accordance with SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.50%; dividend yield of nil; volatility factor of the expected market price of the Company's common stock of 1.776, and an expected life of five years.

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

Details of the outstanding options, which are all currently exercisable, are as follows:

				Weighted average
		Share options		exercise price per share
	2009	2008	2007	2009	2008	2007
	#	#	#	$	$	$

Options outstanding, beginning of year	63,699	37,725	42,175	3.34	5.64	4.24
Granted	78,947	37,974	13,500	0.38	0.79	6.89
Exercised	—	—	(13,950)	—	—	2.80
Expired	(3,885)	(12,000)	(4,000)	7.72	2.50	5.00
Options outstanding, end of year	138,761	63,699	37,725	1.53	3.34	5.64

Weighted average fair value of options granted during the year				$0.38	$0.51	$4.12

The following table summarizes information relating to the options outstanding at January 31, 2009:

		Weighted average
Exercise	Number	remaining
price	outstanding	contractual life
$		[months]

0.38	78,947	60
0.79	37,974	48
3.00	6,000	36
6.86	4,365	12
7.52	3,975	24
10.01	7,500	30
	138,761	52

13. VETERINARY LABORATORIES, INC.

Sparhawk Laboratories, Inc.

In 1992, Veterinary Laboratories, Inc., a subsidiary of Chemdex, Inc. and Sparhawk Laboratories, Inc. entered into a Joint Venture for the manufacture and sale of veterinary pharmaceutical products. Veterinary Laboratories and Sparhawk each owned 50% of the Joint Venture during its operation.

On January 13, 2004, the Company, Chemdex, Inc. and Sparhawk entered into an Asset Purchase Agreement with Sparhawk. Pursuant to this Asset Purchase Agreement, the Company agreed to sell substantially all of the assets of Veterinary Laboratories, including its interest in the Joint Venture, to Sparhawk for $5,500,000 in cash. Effective March 4, 2004, this sale was completed and a gain of $1,859,471 was recognized. Simultaneously with the closing, Chemdex, Inc. advanced $350,000 to Sparhawk in exchange for a promissory note bearing interest at 13% per annum and a warrant to purchase 4% of the equity of Sparhawk. On May 31, 2006, payment in full for principal and interest of the promissory note was received. The warrant expired at the earlier of payment in full of the promissory note or March 4, 2014, and therefore expired before it could be exercised. Chemdex also entered into a supply agreement with Sparhawk to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years.

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

14. LICENSE AGREEMENTS AND RESEARCH AND DEVELOPMENT

The Company has made claims for investment tax credits on research and development activities. Research and development expenditures have been reduced by investment tax credits as follows:

	2009	2008	2007
	$	$	$

Research and development expenditures	35,102	135,821	214,865
Investment tax credits	—	—	—
Research and development expense	35,102	135,821	214,865

Iron Dextran process

The Company has an agreement with the Estate which grants the Company the exclusive worldwide license to use a certain process for producing Iron Dextran. This license agreement expires in 2014. The Company pays a license fee based on production volumes. The total license fee incurred during the year was $32,769 [2008 – $70,280; 2007 – $76,978]. These payments are applied to the balance owing by the Estate [note 8[i]].

15. INCOME TAXES

[a]

Substantially all of the Company's activities are carried out through operating subsidiaries in Canada and the United States. The Company's effective income tax rate is dependent on the tax legislation in each country and the operating results of each subsidiary and the parent company.

The components of loss before income taxes are as follows:

	2009	2008	2007
	$	$	$

Bahamas	(23,716)	(111,208)	(244,022)
Canada	(1,650,590)	(878,468)	(510,970)
United States	29,876	22,521	379,174
	(1,644,430)	(967,155)	(375,818)

During fiscal 2006, the tax residency of the parent company, Polydex Pharmaceuticals Limited, was determined to be Canada, for the years 1999 to the present. Due to the losses incurred in the Company during that period, no income taxes payable were incurred. The provision for (recovery of) income taxes consists of the following:

	2009	2008	2007
	$	$	$
Provision for (recovery of) income taxes based on Canadian statutory income tax rates	(511,683)	(280,466)	(189,059)
Decrease in tax reserve	—	—	(46,055)
Increase in valuation allowance	496,470	216,216	81,833
Tax and exchange rate changes on deferred tax items	(37,205)	22,823	(3,554)
Items not deductible for tax	(542)	(40,517)	41,640
	(52,960)	(81,944)	(115,195)
Provision for (recovery of) income taxes based on United States income tax rates	11,054	8,333	140,294
Utilization of previously unrecognized tax losses	(11,054)	(8,333)	(140,294)
	—	—	—
Recovery of income taxes	(52,960)	(81,944)	(115,195)

Significant components of the provision for (recovery of) income taxes attributable to continuing operations are as follows:

	2009	2008	2007
	$	$	$

Canadian deferred tax recovery	(52,960)	(83,317)	(69,140)
Canadian current tax expense (recovery)	—	1,373	(46,055)
	(52,960)	(81,944)	(115,195)

[b]	Deferred tax assets and liabilities have been provided on temporary differences that consist of the following:

	2009	2008	2007
	$	$	$
Deferred tax assets
Canadian
Non-capital losses	1,082,241	1,053,398	1,120,327
Unclaimed research and development expenses	304,083	315,905	285,444
Excess of tax value over carrying value of
depreciable assets	184,476
Net capital losses [note 15[c]]	154,541	200,055	164,976
Other items	20,846	14,414	15,160
United States
Net operating loss carryforwards	29,378	29,378	42,981
	1,775,565	1,613,150	1,628,888
Less valuation allowance	1,775,565	1,613,150	1,628,888
	—	—	—
Deferred tax liabilities
Excess of carrying value over tax value of depreciable assets	—	(47,120)	(119,097)
Investment tax credits and other items	—	(8,842)	(2,670)
Net deferred tax liabilities	—	(55,962)	(121,767)

[c]

The Canadian subsidiaries have non-capital loss carryforwards available to reduce future years’ income for tax purposes totaling approximately $3,862,000. These non-capital losses expire from 2010 to 2029 and are stated below.

Year of expiry	$
2010	123,000
2011	217,000
2015	491,000
2026	767,000
2027	347,000
2028	1,150,000
2029	767,000

Total	3,862,000

The Canadian subsidiaries also have deductions relating to scientific research and experimental development credits amounting to approximately $1,600,000. Certain Canadian subsidiaries also have net capital losses available for carryforward of approximately $499,000 available to offset future taxable capital gains. These potential deductions and net capital losses have an indefinite carryforward period.

[d]

The Company has not recorded a deferred tax liability related to its investment in foreign subsidiaries. The Company has determined that its investment in these subsidiaries is permanent in nature and it does not intend to dispose of or realize dividends from these investments in the foreseeable future. However, if either of these events were to occur, the Company will be liable for withholding taxes. The amount of the deferred tax liability related to the Company's investment in foreign subsidiaries is not readily determinable.

16. CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	2009	2008	2007
	$	$	$

Decrease (increase) in current assets
Trade accounts receivable	381,994	691,495	(436,313)
Interest receivable	—	—	41,511
Inventories	114,488	212,075	164,193
Prepaid expenses and other current assets	(5,132)	(3,566)	26,287
	491,350	900,004	(204,322)
Increase (decrease) in current liabilities
Accounts payable	(198,510)	(978,507)	685,309
Accrued liabilities	(66,697)	147,783	(117,143)
Customer deposits	19,004	(15,294)	3,113
Income taxes payable	—	—	(44,833)
	245,147	53,986	322,124

Cash paid during the year for interest was $66,714 (2008 – $96,818; 2007 – $89,365). Cash paid during the year for income taxes was Nil (2008 – Nil; 2007 – Nil).

During the fiscal year ended January 31, 2009, the Company acquired a forklift truck for an amount of $19,518 and photocopier/printing equipment for an amount of $18,710 under capital lease arrangements. There were no capital equipment acquisitions under capital leases for the years ended January 31, 2008 and 2007.

17. SEGMENTED INFORMATION

All manufacturing, sales and administrative operations are carried out through Dextran Products Limited (“Dextran”) in Canada, while Chemdex in the United States only sells bulk quantities of a specific dextran derivative to Sparhawk under the Supply Agreement, as described in note 13.

Below is a breakdown of our sales revenue among significant customers and by geographic region:

	2009	2008	2007
	$	$	$
Total revenue by significant customer:

Customer A	1,095,647	1,106,972	1,296,702
Customer B	917,704	655,107	618,878
Customer C	767,878	427,206	668,001
Customer D	376,027	291,983	178,538
Customer E	220,160	578,120	275,200
Customer F	53,960	10,115	780,039
Customer G	---	538,033	155,420
	3,431,376	3,607,536	3,972,778

2009	2008	2007
$	$	$

Sales by geographic destination:

United States	$1,810,342	$1,475,295	$1,283,251
Europe	1,410,803	1,928,278	2,796,710
Canada	824,358	1,035,040	893,977
Other	405,132	452,028	943,768
Pacific Rim	374,271	844,217	581,581
	$4,824,906	$5,734,858	$6,499,287

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments information and appropriate valuation methodologies. has been determined based on available market.

The carrying values of cash and cash equivalents, trade accounts receivable, interest receivable and accounts payable approximate their fair values as at January 31, 2009 because of the short period to maturity of these financial instruments.

The estimated fair values of the bank indebtedness, due to shareholder, long-term debt and capital lease obligations are not materially different from the carrying values for financial statement purposes as at January 31, 2009 and 2008. The estimated fair value of the amount due from shareholder is not determinable because the amount has no fixed terms of repayment.

19. OTHER DISCLOSURES

[a] Concentration of accounts receivable

As at January 31, 2009, two (2008 - three) customers of the Company comprised 73% (2008 - 74%) of the trade accounts receivable balance. No other customers had trade accounts receivable outstanding at year end that represented more than 10% of the Company's trade accounts receivable balance.

[b] Foreign currency risk

The Company is exposed to foreign currency risk through its net investment in its Canadian operations. The Company has not entered into hedging arrangements related to the foreign currency risk exposure.

20. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of other accumulated comprehensive income are as follows:

	2009	2008
	$	$

Unrealized gains (losses) on investments available for sale	17,301	(9,968)
Currency translation	581,965	1,908,129
Accumulated other comprehensive income	599,266	1,898,161

21. COMMITMENTS AND CONTINGENCIES

As at January 31, 2009, the Company had no commitments for capital expenditures related to the plant refurbishment (2008 - $20,024) at Dextran Products in Toronto, and no additional other commitments (2008 – $NIL).

22. RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early adoption encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended January 31, 2010. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

In May 2008, the FASB issued Financial Accounting Standard No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with GAAP. Unlike SAS No. 69, "The Meaning of Present in Conformity With GAAP," SFAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with GAAP." The  Company is currently assessing the impact of this statement, but believes it will not have a material impact on its financial position, results of operations, or cash flows upon adoption.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including Partial Cash Settlement) are not addressed by paragraph 12 of APB Opinion No.14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has adopted FSP APB14-1 beginning February 1, 2009, and this standard must be applied on a retrospective basis. The Company is evaluating the impact the adoption of FSP APB14-1 will have on its consolidated financial position and results of operations.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company is currently evaluating the impact of adopting EITF Issue No. 07-05 on its consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities,” to address the question of whether instrument granted in share-based payment transaction are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirement of (FSP) No. EITF03-6-1 as well as the impact of the adoption on its consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46 (R)-8”). FSP FAS140-4 and FIN 46(R)-8 amends FAS140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46 (R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. The Company is currently evaluating the impact of the adoption of FSP FAS140-4 and FIN 46(R)-8 will have on its consolidated financial position and results of operations.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.

CONTROLS AND PROCEDURES

Disclosure Controls

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures cannot be relied upon to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required or to ensure that information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Therefore controls and procedures were not effective for fiscal year ended January 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of January 31, 2009.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management concluded that its internal control over financial reporting was not effective as of January 31, 2009.

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

Management has reacted to the Company’s profitability and liquidity issues in various ways, one of which is the reduction of administrative personnel. Inherent in remedying the internal control weaknesses noted above is increased division of duties, which would require the addition of administrative personnel. The Company fully intends to address this need once more profitable operating results have been achieved.

This annual report does not include an attestation report of the Company’s registered public accounting firm regading internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There was no change in internal control over financial reporting during our fourth fiscal quarter ended January 31, 2009 that has materially affected, or is likely to materially affect, our internal controls over financial reporting.

ITEM 9B.

OTHER INFORMATION

As of September 12, 2008, the Company’s common shares were delisted from the NASDAQ Capital Market. Subsequent to that date, the shares have been listed and traded on the NASDAQ Bulletin Board and the Pinksheets listings. The Company’s common shares trade under the symbol “POLXF.”

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

POLYDEX PHARMACEUTICALS LIMITED

Date: April 30, 2009	By: /s/ George G. Usher
George G. Usher, President and
Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2009	/s/ John A. Luce
Chief Financial Officer
(Principal Financial and Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2009	/s/ George G. Usher
George G. Usher, Director, President
and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2009	/s/ Joseph Buchman
Joseph Buchman, Director

Date: April 30, 2009	/s/ Derek John Michael Lederer
Derek John Michael Lederer, Director

Date: April 30, 2009	/s/ John L.E. Seidler
John L.E. Seidler, Director

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002