Form 10-Q
period 2009-04-30
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2009-06-15
CIK 317158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒             No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐             No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐         No ☒

Indicate the number of shares outstanding of the issuer’s common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value	3,072,846
(Title of Class)	(Outstanding at May 31, 2009)

POLYDEX PHARMACEUTICALS LIMITED
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
	Consolidated Balance Sheets April 30, 2009 (Unaudited) and January 31, 2009 (Audited)	F-1
	Consolidated Statements of Operations and Comprehensive Income (Loss) Three months ended April 30, 2009 and 2008 (Unaudited)	F-3
	Consolidated Statements of Shareholders’ Equity
	Three months ended April 30, 2009 and 2008 (Unaudited)	F-4
	Consolidated Statements of Cash Flows
	Three months ended April 30, 2009 and 2008 (Unaudited)	F-5
	Notes to Consolidated Financial Statements (Unaudited)	F-6
Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	1
Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9
Item 4	CONTROLS AND PROCEDURES	11

PART II OTHER INFORMATION
Item 1	LEGAL PROCEEDINGS	12
Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12
Item 3	DEFAULTS UPON SENIOR SECURITIES	12
Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12
Item 5	OTHER INFORMATION	12
Item 6	EXHIBITS	13
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

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets
(Expressed in United States dollars)

	April 30	January 31
	2009	2009
	(Unaudited)	(Audited)

Assets

Current assets:
Cash and cash equivalents (note 3)	$27,038	$327,857
Investments available for sale (note 4)	396,473	381,457
Trade accounts receivable	674,668	161,858
Inventories
Finished goods	702,426	626,058
Work in progress	274,859	135,966
Raw materials	204,550	241,599
	1,181,835	1,003,623
Prepaid expenses and other current assets	47,971	106,221

Total current assets	2,327,985	1,981,016

Property, plant and equipment, net	4,088,658	4,057,959
Patents and intangible assets, net	35,461	37,471
Due from estate of former shareholder	257,470	257,470

	$6,709,574	$6,333,916

See accompanying notes.

P a g e |F-1

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets
(Expressed in United States dollars)

	April 30	January 31
	2009	2009
	(Unaudited)	(Audited)

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$386,646	$150,965
Accrued liabilities	358,043	296,538
Customer deposits	92,932	92,932
Current portion of long-term debt	37,175	35,336
Current portion of capital lease obligations	10,840	15,299
Current portion of due to shareholder	30,000	30,000

Total current liabilities	915,636	621,070

Long-term debt	289,705	291,305
Capital lease obligations	20,394	20,902
Due to shareholder	570,300	578,316

	880,399	890,523

Total liabilities	1,796,035	1,511,593

Going concern (note 1)

Shareholders' equity:
Capital stock
Authorized:
100,000 Class A preferred shares of $0.10 each
899,400 Class B preferred shares of $0.0167 each
10,000,000 common shares of $0.0167 each
Issued and outstanding:
899,400 Class B preferred shares (January 31, 2009 - 899,400)	15,010	15,010
3,072,846 common shares (January 31, 2009 - 3,072,846)	51,185	51,185
Contributed surplus	23,527,576	23,527,576
Deficit	(19,424,441)	(19,370,714)
Accumulated other comprehensive income	744,209	599,266

	4,913,539	4,822,323

	$6,709,574	$6,333,916

See accompanying notes.

P a g e |F-2

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in United States dollars)

	Three Months	Three Months
	Ended	Ended
	April 30	April 30
	2009	2008
	(Unaudited)	(Unaudited)

Sales	1,030,161	1,219,785
Cost of goods sold	822,431	955,789

Gross profit	207,730	263,996

Expenses
General and administrative	212,980	257,475
Interest expense,net	13,142	19,222
Selling and promotion	14,942	13,979
Research and development	1,107	4,784
Depreciation	4,877	9,161
Foreign exchange loss (gain)	16,120	(631)
Interest and other income	(1,711)	(14,372)
Total expenses	261,457	289,618

Loss before income taxes	(53,727)	(25,622)

Recovery of income taxes	-	-

Loss for the year	(53,727)	(25,622)

Unrealized gain on investments available for sale	2,437	104

Currency translation adjustment	142,506	(15,969)

Comprehensive income (loss) for the period	91,216	(41,487)

Per share information:
Loss per common share:
Basic	(0.02)	(0.01)
Diluted	(0.02)	(0.01)

Weighted average number of common shares used in
computing net loss per share for the period:
Basic	3,072,846	3,072,846
Diluted	3,072,846	3,072,846

See accompanying notes.

P a g e |F-3

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Shareholders' Equity
(Expressed in United States dollars)

	Three Months	Three Months
	Ended	Ended
	April 30	April 30
	2009	2008
	(Unaudited)	(Unaudited)

Preferred Shares:
Balance, beginning and end of period	$15,010	$15,010

Common Shares:
Balance, beginning and end of period	$51,185	$51,185

Contributed Surplus:
Balance, beginning and end of period	$23,527,576	$23,499,154

Deficit:
Balance, beginning of period	$(19,370,714)	$(17,779,244)
Net loss for the period	(53,727)	(25,622)

Balance, end of period	$(19,424,441)	$(17,804,866)

Accumulated Other Comprehensive Income:
Balance, beginning of period	$599,266	$1,898,161
Unrealized gain on investments available for sale	2,437	104
Currency translation adjustment for the period	142,506	(15,969)

Balance, end of period	$744,209	$1,882,296

See accompanying notes.

P a g e |F-4

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Cash Flows
(Expressed in United States dollars)

	Three Months	Three Months
	Ended	Ended
	April 30	April 30
	2009	2008
	(Unaudited)	(Unaudited)

Cash provided by (used in):

Operating activities:
Net loss for the period	(53,727)	(25,622)
Add (deduct) items not affecting cash:
Depreciation and amortization	128,248	152,470
Interest on shareholder loan	-	(5,257)
Net change in non-cash working capital balances
related to operations	(300,317)	(601,746)

Cash used in operating activities	(225,796)	(480,155)

Investing activities:
Additions to property, plant and equipment	(20,936)	(5,032)
Proceeds (acquisition) of investments available for sale	(2,108)	103,422

Cash provided by (used in) investing activities	(23,044)	98,390

Financing activities:
Repayment of long-term debt	(8,579)	(10,167)
Repayment of capital lease obligations	(5,747)	(1,456)
Decrease in due to shareholder	(8,016)	(12,563)
Increase in bank indebtedness	-	129,071

Cash provided by (used in) financing activities	(22,342)	104,885

Effect of exchange rate changes	(29,637)	(2,765)

Net decrease in cash and cash equivalents	(300,819)	(279,645)

Cash and cash equivalents, beginning of year	327,857	468,570

Cash and cash equivalents, end of year	27,038	188,925

Cash and cash equivalents is comprised of the following:
Cash	27,038	188,925
Short-term deposits	-	-

	27,038	188,925

See accompanying notes.

P a g e |F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.         Basis of Presentation:

The information contained in the interim consolidated financial statements is condensed from that which would appear in annual consolidated financial statements. The interim consolidated financial statements included herein should be read in conjunction with the audited financial statements, and notes thereto, and other financial information contained in the 2009 Annual Report on Form 10-K for the fiscal year ended January 31, 2009 as filed by Polydex Pharmaceuticals Limited (the “Company”) with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of April 30, 2009 and 2008 include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries in which the Company has equal to or more than a 50% ownership interest and exercises control.

Going Concern

These consolidated financial statements have been prepared on going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future, For the fiscal year ended January 31, 2009, the Company generated a consolidated net loss of $1,591,470 (2008-$885,211) and realized a negative cash flow from operating activities of $251,128 (2008-$297,899). There was an accumulated deficit of $19,370,714 (2008 - $17,779,244) The Company, through its wholly owned subsidiary Dextran Products Limited, was also in violation of its debt service loan covenant related to the bank term loan of $324,893 (Cdn$398,481), on which the Company subsequently received a waiver from its bank. The Company had positive working capital of $1,359,946 as at January 31, 2009 (2008 - $2,403,042).

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

The Company’s ability to continue as a going concern is in doubt as it is dependent on the ability of the Company to attain profitable operations, enabling it to meet the Company’s liabilities as they become due and the realization of its business plans. The outcome of these matters is dependent on factors outside the Company’s control and cannot be predicted at this time. Should the above expectations fail to occur or not achieve the levels required to meet the Company’s profitability and liquidity requirements, management will seek other sources of investment from new or existing investors, creditors and customers.

P a g e |F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.         Basis of Presentation (Continued):

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

P a g e |F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.         Significant Accounting Policies (Continued):

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

P a g e |F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.         Significant Accounting Policies (Continued):

Stock options

The Company has elected to follow Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123(R)”). Under SFAS 123(R), compensation expense is recognized on the date of grant, based on the fair value of the options granted.

Earnings (loss) per common share

Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding of 3,072,846 for the three months ended April 30, 2009 (2008 - 3,072,846). Diluted earnings (loss) per common share is computed using the weighted average number of common shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock. Incremental shares of nil at April 30, 2009 and nil at April 30, 2008 were used in the calculation of diluted earnings (loss) per common share. Options to purchase common shares of nil were included in the computation of diluted earnings per share as at April 30, 2009. Options to purchase common shares of nil at April 30, 2008 were included in the computation of diluted earnings (loss) per common share.

3. Cash and Cash Equivalents:

Cash and cash equivalents consist of the following:

	April 30	January 31
	2009	2009

Cash	$27,038	$327,857

4. Investments Available For Sale:

Investments available for sale consist of the following:

	April 30	January 31
	2009	2009

Canadian short-term bond fund	$214,744	$205,934
Global fixed income fund	$181,729	$175,523
	$396,473	$381,457

Canadian short-term bond fund has maturity dates extending from one to five years and a yield rate of 3.46% . The Global fixed income fund has a yield rate of 2.83% . Investments available for sale are stated at fair market value, based on quoted market prices. An unrealized gain of $2,437 has been included in accumulated other comprehensive income.

P a g e |F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Commitments and Contingencies:

There are no material commitments or contingencies outstanding as at April 30, 2009 or April 30, 2008.

6. Stock-based Employee Compensation:

The Company maintains an incentive share option plan for management personnel for options to purchase up to 954,950 common shares. The Company also issues options to certain consultants for services provided to the Company.

All options granted have terms of five years and vest immediately. At April 30, 2009, the Company had 138,761 options outstanding at exercise prices ranging from $0.38 to $10.01 and a weighted average exercise price of $1.53. The options, which are immediately exercisable and expire on dates between January 31, 2010 and January 31, 2014, entitle the holder of an option to acquire one common share of the Company.

The Company uses the fair value method in accordance with SFAS 123 to account for awards of stock-based employee compensation. No stock-based employee compensation expense was recorded during the period from February 1, 2009 to April 30, 2009, because there were no options granted during this period. Similarly, no stock-based employee compensation expense was recorded during the period from February 1, 2008 to April 30, 2008, because there were no options granted during that period.

7. Segmented Information:

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2009	2008

Total revenue by significant customer:
Customer A	$258,259	$124,550
Customer B	$220,160	$--
Customer C	$131,551	$252,523
Customer D	$102,400	$--
Customer E	$575	$339,570
Customer F	$--	$154,693
	$712,945	$871,336

P a g e |F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. Segmented Information (Continued):

Sales by geographic destination:

Three Months	Three Months
Ended	Ended
April 30,	April 30,
2009	2008

Europe	$340,954	$186,910
Pacific Rim	$233,710	$33,200
Other	$202,150	$89,442
Canada	$137,552	$255,045
United States	$115,795	$655,188
	$1,030,161	$1,219,785

P a g e |F-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The Company’s fiscal year ends on January 31st of each year. In this report, fiscal year 2010 refers to the Company’s fiscal year ended January 31, 2010. The following discussion should be read in conjunction with the April 30, 2009 interim consolidated financial statements and notes thereto included elsewhere in this report. Operating results for the three months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2009. The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles. All amounts are in United States dollars, unless otherwise denoted.

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

     Management Objectives for Fiscal 2010. In fiscal year 2010, management intends to continue to focus on the core products of Dextran Products that have historically been the backbone of the Company. Opportunities to increase distribution chains for existing Dextran products in overseas markets continue to be explored by management. New customers have also been identified in Europe. Expanding current market opportunities and the potential for new market penetration led management to make plant refurbishments and the expansion of production capacity a priority with respect to the Company’s manufacturing operations located in Toronto. The first step has been construction of new drying facilities to produce increased quantities of higher quality product. These products have traditionally generated higher margins. Production of product utilizing this new equipment is planned for the third quarter of fiscal year 2010.

     Research and development of the Company’s human pharmaceutical products is coordinated at Dextran Products. Ushercell is a high molecular weight Cellulose Sulphate that was envisioned for topical vaginal use primarily in the prevention of unplanned pregnancies, as well as the transmission of AIDS and other sexually transmitted diseases. Further work in this area has been suspended pending a final investigative report which is expected during fiscal year 2010. The Company never received any financial gain from this project, and as a result, there is no immediate or direct effect on sales or revenues.

P a g e | 1

Results of Operations

Three months ended April 30, 2009 compared to three months ended April 30, 2008

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2009	2008	Variance

Net Loss	$(53,727)	$(25,622)	(110)%

Loss per Share	$(0.02)	$(0.01)

     The increase in net loss for the first quarter of fiscal year 2010 is a result of decreased sales compared to the first quarter of fiscal year 2009, partially offset by decreased expenses and the increase in value of the United States dollar as compared to the Canadian dollar.

	Three Months	Three Months
	Ended	Ended
	April 30	April 30,
	2009	2008	Variance

Sales	$1,030,161	$1,219,785	(16)%

     Sales for the first quarter of fiscal year 2010 decreased from the comparable period for the first quarter of fiscal year 2009 is primarily due to a substantial order that was shipped in the first quarter of fiscal year 2009, and is expected to be repeated in the third quarter of fiscal year 2010.

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2009	2008	Variance

Gross profit	$207,730	$263,996	(21)%
Percentage of sales	21%	21%

     The decrease in gross margin in the first quarter of fiscal year 2010 is due primarily to the decrease in sales compared to the first quarter of fiscal year 2009, partially offset by management’s commitment to stringent control of direct costs. As a percentage of sales, margins remained consistent aided in part by the decreased value of the Canadian dollar during the period.

P a g e | 2

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2009	2008	Variance

Selling, promotion, general and administrative expenses	$227,922	$271,454	(16)%

     The decrease during the first quarter of fiscal year 2010 in selling, promotion, general and administrative expenses is primarily due to a general decrease in the expenses of the Company, aided by the decreased value of the Canadian dollar. These reductions included legal, insurance, consulting and reporting costs, and are a result of the continued focus by management to minimize these costs.

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2009	2008	Variance

Research and development expenditures	$1,107	$4,784	(77)%

     The decrease in research and development expenses during the first quarter of fiscal year 2010 is a result of the continued reduction in patent issuance fees and consulting fees which had been substantially related to the Ushercell project. An independent review board is examining all of the data associated with the Ushercell Phase III clinical trials and its report is expected later this fiscal year.

     Further funding from research and development partners for these projects has been put on hold, pending receipt of the independent review board report mentioned above. The Company has no commitments to repay this funding or to purchase the results of such research.

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2009	2008	Variance

Depreciation and amortization expense	$128,248	$152,470	(16)%

     The decrease in depreciation and amortization expense for the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009 is due to the decrease in the value of the Canadian dollar and the reduced fixed asset balances resulting from the impairment write down that occurred at January 31, 2009, and described in the Company’s 2009 Annual Report on Form 10K for the fiscal year ended January 31, 2009.

P a g e | 3

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2009	2008	Variance

Interest expense	$13,142	$19,222	(32)%

     Interest expense decreased for the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009 due primarily to the decrease in interest rates applicable to the due to shareholder amount, as well as the reductions in long-term debt balances due to continued repayments by the Company.

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2009	2008	Variance

Foreign exchange (gain) loss	$16,120	$(631)	(2,655)%

     The foreign exchange loss for the first quarter of fiscal year 2010 compared to the gain for the first quarter of fiscal year 2009 was due to the increase in value of the United States dollar compared to the Canadian dollar during the period.

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2009	2008	Variance

Interest and other income	$1,711	$14,372	(88)%

     The decrease in interest and other income in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009 is primarily related to the decrease in investments available for sale and the reserve provided against the accrued interest on the shareholder loan balance.

Liquidity and Capital Resources

     As of April 30, 2009, the Company had cash of $27,038, compared to cash of $327,857 at January 31, 2009. In the first quarter of fiscal year 2010, the Company expended cash of $255,796 in its operating activities, compared to expending cash of $480,155 for the first quarter of fiscal year 2009. The use of cash for operations during the first quarter of fiscal year 2010 is primarily due to the increase in receivables and inventory, partially offset by the increase in accounts payable. Depreciation continues to be a large non-cash expense of the Company.

P a g e | 4

     The Company’s working capital increased to $1,412,349 and a working capital ratio of 2.54 to 1 as of April 30, 2009, compared to $1,359,946 and 3.19 to 1 as of January 31, 2009.

     As of April 30, 2009, the Company had accounts receivable of $674,668 and inventory of $1,181,835, compared to $161,858 and $1,003,623 respectively at January 31, 2009 and $936,231 and $1,750,390 respectively at April 30, 2008. The increase in accounts receivable during the first quarter ended April 30, 2009 is primarily due to the low volume of sales during the latter part of the fourth quarter of fiscal year 2009, which led to the plant shutdown during that period.

     At April 30, 2009, the Company had accounts payable of $386,646 compared to $150,965 at January 31, 2009 and $535,456 at April 30, 2008. The increase in accounts payable from January 31, 2009 was due to the increase in inventory, and the timing of supplier payments.

     During the first quarter of fiscal year 2010, capital expenditures totaled $20,936, as compared to $5,032 in the first quarter of fiscal year 2009. Expenditures related to Phase I of the plant refurbishment and expansion plan at Dextran Products in Toronto have been completed and management expects it to be available for production during the third quarter of fiscal year 2010. Capital expenditures are expected to be minimal during the remainder of fiscal year 2010.

     The change in accumulated other comprehensive income of the Company is primarily attributable to the currency translation adjustment of Dextran Products. Dextran Products’ functional currency is the Canadian dollar. This currency translation adjustment arises from the translation of Dextran Products’ financial statements to U.S. dollars.

     Dextran Products has a Cdn. $250,000 (U.S. $209,500) operating line of credit, of which none was utilized at April 30, 2009 and January 31, 2009. This line of credit bears interest at the Canadian banks’ prime lending rate plus 1.0% (April 30, 2009 – 3.25%; January 31, 2009 –4.00%) . In May 2006, a fixed term rate loan of Cdn. $500,000 (U.S. $419,111) was obtained to fund capital purchases. The interest rate is 0.75% over Canadian bank prime lending rate (6.95%) . Bank indebtedness is collateralized by a general security agreement over the Company’s assets and a collateral mortgage of Cdn. $500,000 on the Dextran Products building in Toronto. The line of credit is used periodically by the Company to cover temporary short-term Canadian dollar cash needs. For these short-term cash needs, the interest expense on the credit line is typically less than the transaction costs incurred in selling short-term investments.

     The decrease in long-term debt and capital lease obligations from January 31, 2009 is due to repayments during the period, as well as the decrease in value of the Canadian dollar during the period.

     Changes in the relative values of the Canadian dollar and the United States dollar occur from time to time and may, in certain instances, materially affect the Company’s results of operations.

     The Company does not believe that the impact of inflation and changing prices has had a material effect on its operations or financial results at any time in the last three years.

P a g e | 5

Related Party Transactions

     In August 1997, the Company loaned the late Thomas C. Usher, its Vice-Chairman, Director of Research and Development, a member of its Board of Directors and the beneficial owner of greater than 5% of the outstanding common shares of the Company, $691,500 at an interest rate equal to the prime rate of Toronto Dominion Bank plus 1.50% (the “Loan”). The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher. Repayment of the Loan is accomplished by periodic payments and through offsets by the Company against royalty payments due Thomas C. Usher pursuant to intellectual property license agreements and, in the past, bonus payments, if any, granted to Thomas C. Usher as an employee of the Company. The amount outstanding under the Loan as of April 30, 2009 was $303,201, as compared to $299,716 at January 31, 2009, including accrued interest. The Company has taken a cumulative provision of $326,975 at April 30, 2009 (January 31, 2009 - $323,490) against accrued interest on the Loan and the other amounts receivable from the estate as noted below. Obligations with respect to the Loan transferred to the estate of Thomas C. Usher upon his death in February 2005.

     In August 1999, Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the “Receivables”) due to the Company from Novadex Corp. The Receivables have no specific repayment terms. The total outstanding amount of the Receivables as of April 30, 2009 and at January 31, 2009 was $31,244. The Company continues to be obligated to make royalty payments to Mr. Usher’s estate pursuant to intellectual property license agreements, and intends to continue to offset such payments against the Receivables. Thomas C. Usher also owed $250,000 to a subsidiary of the Company, Novadex International Limited, as of April 30, 2009, pursuant to a non-interest bearing loan with no specific repayment terms. The outstanding amount of this loan has not changed from January 31, 2009. The amounts continue to remain owing from the estate of Thomas C. Usher.

     As of April 30, 2009, Thomas C. Usher, now through his estate, had pledged 243,263 common shares of the Company as security for these amounts owing to the Company. These common shares had a market value of $41,355 at April 30, 2009, based on the closing price of the Company’s common shares on the OTC Bulletin Board on April 30, 2009. The Company intends to continue to hold the pledged assets as collateral until the amounts owing discussed above are repaid.

     The Company had a commitment to pay an amount equal to one year’s salary, $110,000, to Thomas C. Usher’s estate. The amount owing on this commitment as at April 30, 2009 is $36,050.

     The Company also has an outstanding loan payable to Ruth Usher, a former director and the widow of Thomas C. Usher. The amount due from the Company pursuant to this loan decreased to $600,277 at April 30, 2009 from $608,293 at January 31, 2009 due to monthly payments by the Company, less interest charges.

P a g e | 6

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

Revenue Recognition

Revenue results from sales of bulk manufactured products and is recognized when title and risk of ownership of products pass to the customer. Title and risk of ownership pass to the customer pursuant to the applicable sales contract, either upon shipment of product or upon receipt by the customer. Since returns are rare and generally not accepted, management has not made provision for returns. In addition, product sold in bulk quantities is tested, prior to release for shipment, to ensure that it meets customer specifications, and in many cases, customers receive samples for their own testing. Approval is obtained from the customer prior to shipping.

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

P a g e | 7

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

P a g e | 8

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exchange Rate Sensitivity

The Company’s operations consist of manufacturing activities in the United States and Canada. The Company’s products are sold in North America, Europe and the Pacific Rim.

While the majority of the sales of Dextran Products, the Company’s Canadian operation, are denominated in United States dollars, the majority of its expenses are incurred in Canadian dollars. The majority of the assets and liabilities of Dextran Products are denominated in Canadian dollars prior to the currency translation adjustment necessary for preparation of the consolidated financial statements of the Company contained in this report. When the Canadian dollar rises in value relative to the United States dollar, the carrying value of the assets and liabilities of Dextran Products as stated in United States dollars increases. A rise in the Canadian dollar relative to the United States dollar also results in a decrease in gross margins and net income of Dextran Products. Dextran Products also experiences a foreign exchange gain when the Canadian dollar rises in relation to the United States dollar because it has a net asset exposure to the United States dollar resulting from United States dollar denominated accounts receivable and an intercompany loan.

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

	Expected Maturity Date
								Fair
	4/30/09	4/30/10	4/30/11	4/30/12	4/30/13	Thereafter	Total	Value
	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn)	396,488	—	—	—	—	—	396,488	395,984
Average interest rate	3.16%	—	—	—	—	—	3.16%
Liabilities:
Long-term debt:
Fixed rate ($Cdn)	47,954	44,428	47,843	51,530	53,706	112,704	358,165	358,165
Average interest rate	8.94%	9.16%	9.17%	9.17%	9.14%	9.00%	9.09%

P a g e | 9

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

	Expected Maturity Date
								Fair
	4/30/09	4/30/10	4/30/11	4/30/12	4/30/13	Thereafter	Total	Value
	(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn)	396,488	—	—	—	—	—	396,488	395,984
Average interest rate	3.16%	—	—	—	—	—	3.16%
Notes receivable:
Variable rate ($US)	21,598	22,624	23,698	24,824	26,003	184,453	303,201	303,201
Average interest rate	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%
Liabilities:
Long-term debt:
Fixed rate ($Cdn)	47,954	44,428	47,843	51,530	53,706	112,704	358,165	358,165
Average interest rate	8.94%	9.16%	9.17%	9.17%	9.14%	9.00%	9.09%
Variable rate ($US)	31,487	32,982	34,549	36,19	37,909	436,287	609,406	609,406
Average interest rate	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%

P a g e | 10

Item 4. Controls and Procedures.

The Company completed an evaluation as of the end of the period covered by this report under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures cannot be relied upon to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required or to ensure that information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Therefore disclosure controls and procedures were not effective for the 3 months ended April 30, 2009.

There have been no changes in the Company’s internal control over financial reporting that occurred in the Company’s fiscal quarter ending April 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

P a g e | 11

PART II
OTHER INFORMATION

Item 1.         Legal Proceedings

The Company is not a party to any pending legal proceedings.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Submission of Matters to a Vote of Security Holders.

No items were submitted to a vote of the Company’s shareholders during the quarter ended April 30, 2009.

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

P a g e | 13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 15, 2009

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

P a g e | 15