Form 10-Q
period 2009-07-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2009-09-14
CIK 317158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐         No ☒

Indicate the number of shares outstanding of the issuer’s common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value	3,072,846
(Title of Class)	(Outstanding at August 31, 2009)

POLYDEX PHARMACEUTICALS LIMITED

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent the expectations or beliefs of Polydex Pharmaceuticals Limited (the "Company') concerning future events, including, but not limited to, statements regarding the Company's future growth, results of operations, liquidity and capital resources, expectations of regulatory approvals and the commencement of sales of products. The Company has tried to identify such forward-looking statements by use of words such as "believes," "anticipates," "intends," "plans," "will," "should," "expects" and similar expressions, but these words are not the exclusive means of identifying such statements. The Company cautions that these and similar statements in this Quarterly Report on Form 10-Q and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by various risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, without limitation, changing market conditions, the progress of clinical trials and the results obtained, the establishment of new corporate alliances, the impact of competitive products and pricing, and the timely development, regulatory approval and market acceptance of the Company's products, as well as the other risks discussed herein, none of which can be assured. The forward-looking statements contained herein speak only as to the date of this report. Except as otherwise required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

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

PART I
FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements (Unaudited).

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets
(Expressed in United States dollars)

	July 31	January 31
	2009	2009
	(Unaudited)	(Audited)

Assets

Current assets:
Cash in banks	$201,361	$327,857
Investments available for sale (note 3)	445,980	381,457
Trade accounts receivable	841,347	161,858
Inventories
Finished goods	740,082	626,058
Work in progress	34,049	135,966
Raw materials	295,132	241,599
	1,069,263	1,003,623
Prepaid expenses and other current assets	89,680	106,221
Total current assets	2,647,631	1,981,016
Property, plant and equipment, net	4,433,626	4,057,959
Patents and intangible assets, net	33,451	37,471
Due from estate of former shareholder	257,470	257,470
	$7,372,178	$6,333,916

See accompanying notes.

P a g e |F-1

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets
(Expressed in United States dollars)

	July 31	January 31
	2009	2009
	(Unaudited)	(Audited)

Liabilities and Shareholders' Equity

Current liabilities:
Bank indebtedness	$235,731	$--
Accounts payable	684,724	150,965
Accrued liabilities	370,716	296,538
Customer deposits	92,932	92,932
Current portion of long-term debt	41,819	35,336
Current portion of capital lease obligations	6,575	15,299
Current portion of due to shareholder	30,000	30,000
Total current liabilities	1,462,497	621,070

Long-term debt	310,036	291,305
Capital lease obligations	21,350	20,902
Due to shareholder	562,429	578,316

	893,815	890,523
Total liabilities	2,356,312	1,511,593
Going concern (note 1)
Shareholders' equity:
Capital stock
Authorized:
100,000 Class A preferred shares of $0.10 each
899,400 Class B preferred shares of $0.0167 each
10,000,000 common shares of $0.0167 each
Issued and outstanding:
899,400 Class B preferred shares (January 31, 2009 - 899,400)	15,010	15,010
3,072,846 common shares (January 31, 2009 - 3,072,846)	51,185	51,185
Contributed surplus	23,527,576	23,527,576
Deficit	(19,928,343)	(19,370,714)
Accumulated other comprehensive income	1,350,438	599,266
	5,015,866	4,822,323
	$7,372,178	$6,333,916

See accompanying notes.

P a g e |F-2

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in United States dollars)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 31	July 31	July 31	July 31
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	1,232,799	1,296,704	2,262,960	2,516,489
Cost of goods sold	1,432,414	1,104,798	2,254,845	2,060,587

Gross profit (loss)	(199,615)	191,906	8,115	455,902

Expenses
General and administrative	215,623	281,833	428,603	539,308
Interest expense,net	14,052	15,781	27,194	35,003
Selling and promotion	12,484	17,958	27,426	31,937
Research and development	1,213	23,263	2,320	28,047
Depreciation	5,656	9,101	10,533	18,262
Foreign exchange loss (gain)	57,728	(7,456)	73,848	(8,087)
Interest and other expense (income)	(2,469)	20,961	(4,180)	6,589
Total expenses	304,287	361,441	565,744	651,059
Loss before income taxes	(503,902)	(169,535)	(557,629)	(195,157)
Recovery of income taxes	-	(57,141)	-	(57,141)
Loss for the year	(503,902)	(112,394)	(557,629)	(138,016)
Unrealized gain on investments available for sale	4,408	24,741	6,845	24,845
Currency translation adjustment	601,821	(136,744)	744,327	(152,713)
Comprehensive income (loss) for the period	102,327	(224,397)	193,543	(265,884)
Per share information:
Loss per common share:
Basic	(0.17)	(0.04)	(0.18)	(0.04)
Diluted	(0.17)	(0.04)	(0.18)	(0.04)

Weighted average number of common shares used in
computing net loss per share for the period:
Basic	3,072,846	3,072,846	3,072,846	3,072,846
Diluted	3,072,846	3,072,846	3,072,846	3,072,846

See accompanying notes.

P a g e |F-3

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Shareholders' Equity
(Expressed in United States dollars)

	Six Months	Six Months
	Ended	Ended
	July 31	July 31
	2009	2008
	(Unaudited)	(Unaudited)

Preferred Shares:
Balance, beginning and end of period	$15,010	$15,010

Common Shares:
Balance, beginning and end of period	$51,185	$51,185

Contributed Surplus:
Balance, beginning and end of period	$23,527,576	$23,499,154

Deficit:
Balance, beginning of period	$(19,370,714)	$(17,779,244)
Net loss for the period	(557,629)	(138,016)

Balance, end of period	$(19,928,343)	$(17,917,260)

Accumulated Other Comprehensive Income:
Balance, beginning of period	$599,266	$1,898,161
Unrealized gain on investments available for sale	6,845	24,845
Currency translation adjustment for the period	744,327	(152,713)

Balance, end of period	$1,350,438	$1,770,293

See accompanying notes.

P a g e |F-4

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Cash Flows
(Expressed in United States dollars)

	Six Months	Six Months
	Ended	Ended
	July 31	July 31
	2009	2008
	(Unaudited)	(Unaudited)
Cash provided by (used in):
Operating activities:
Net loss for the period	(557,629)	(138,016)
Add (deduct) items not affecting cash:
Depreciation and amortization	220,640	303,570
Interest on shareholder loan	-	(10,242)
Loss on investments available for sale	-	31,724
Net change in non-cash working capital balances related to operations	(17,220)	(935,231)
Cash used in operating activities	(354,209)	(748,195)
Investing activities:
Additions to property, plant and equipment	(43,224)	(27,913)
Proceeds (acquisition) of investments available for sale	(4,165)	376,623
Cash provided by (used in) investing activities	(47,389)	348,710
Financing activities:
Repayment of long-term debt	(18,654)	(20,428)
Repayment of capital lease obligations	(12,416)	(2,941)
Decrease in due to shareholder	(15,887)	(26,119)
Increase in bank indebtedness	235,731	195,314
Cash provided by (used in) financing activities	188,774	145,826
Effect of exchange rate changes	86,328	(61,327)
Net decrease in cash and cash equivalents	(126,496)	(314,986)
Cash and cash equivalents, beginning of year	327,857	468,570
Cash and cash equivalents, end of year	201,361	153,584

Cash and cash equivalents is comprised of the following:
Cash	201,361	68,909
Short-term deposits	-	84,675

	201,361	153,584

See accompanying notes.

P a g e |F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.

Basis of Presentation:

The information contained in the interim consolidated financial statements is condensed from that which would appear in annual consolidated financial statements. The interim consolidated financial statements included herein should be read in conjunction with the audited financial statements, and notes thereto, and other financial information contained in the 2009 Annual Report on Form 10-K for the fiscal year ended January 31, 2009 as filed by Polydex Pharmaceuticals Limited (the "Company") with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of July 31, 2009 and 2008 include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries in which the Company has equal to or more than a 50% ownership interest and exercises control.

Going Concern

These consolidated financial statements have been prepared on going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future, For the fiscal year ended January 31, 2009, the Company generated a consolidated net loss of $1,591,470 (July 31, 2009-$557,629; January 31, 2008-$885,211) and realized a negative cash flow from operating activities of $251,128 (July 31, 2009-$354,209; January 31, 2008-$297,899). There was an accumulated deficit of $19,370,714 (July 31, 2009-$19,928,343; January 31, 2008 - $17,779,244) The Company, through its wholly owned subsidiary Dextran Products Limited, was also in violation of its debt service loan covenant related to the bank term loan of $324,893 (Cdn$398,481) (July 31, 2009-$350,019; Cdn$377,145), on which the Company subsequently received a waiver from its bank. The Company had positive working capital of $1,359,946 as at January 31, 2009 (July 31, 2009-$1,185,134; January 31, 2008 - $2,403,042).

Management has undertaken the following initiatives that it believes will be instrumental in leading to more profitable operations:

  Continued close monitoring of direct cost areas, including raw material pricing, and tight control of plant hours of work.

  Monitoring of the supervisory hierarchy over production personnel, to ensure efficient communication, especially as related to problem identification and scheduling.

  Cost monitoring relating to administrative and overhead expenses, including administrative wages, insurance, and reporting costs.

  Continued interaction with larger new and potential customers, including site visits, in order to address their opportunities and concerns, and strengthen our relationship with them.

The Company's ability to continue as a going concern is in doubt as it is dependent on the ability of the Company to attain profitable operations, enabling it to meet the Company's liabilities as they become due and the realization of its business plans. The outcome of these matters is dependent on factors outside the Company's control and cannot be predicted at this time. Should the above expectations fail to occur or not achieve the levels required to meet the Company's profitability and liquidity requirements, management will seek other sources of investment from new or existing investors, creditors and customers.

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

P a g e |F-7

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

Costs related to plant refurbishments and equipment upgrades that represent improvements to existing facilities are capitalized. Costs related to repair and maintenance of buildings and equipment are expensed. The Company has no major planned refurbishment or maintenance activity.

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

P a g e |F-8

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

Earnings (loss) per common share

Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding of 3,072,846 for the three months ended July 31, 2009 (2008 -3,072,846). Diluted earnings (loss) per common share is computed using the weighted average number of common shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock. Incremental shares of nil at July 31, 2009 and July 31, 2008 were used in the calculation of diluted earnings (loss) per common share, as their effect was anti-dilutive. Options to purchase common shares of nil were included in the computation of diluted earnings per share as at July 31, 2009.

3.

Investments Available For Sale:

Investments available for sale consist of the following:
	July 31	January 31
	2009	2009

Canadian short-term fixed income fund	$242,649	$205,934
Global fixed income bond fund	$203,331	$175,523
	$445,980	$381,457

Canadian short-term fixed income bond fund is currently yielding 2.96% . The Global fixed income bond fund is curently yielding approximately 2.71% . Investments available for sale are stated at fair market value, based on quoted market prices. An unrealized gain of $6,845 has been included in accumulated other comprehensive income.

P a g e |F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.

Commitments and Contingencies:

There are no material commitments or contingencies as at July 31, 2009. Subsequent to July 31, 2008, the Company installed a replacement copying system, and committed to 22 quarterly payments of Cdn $ 1,998.

5.

Stock-based Employee Compensation:

The Company maintains an incentive share option plan for management personnel for options to purchase up to 954,950 common shares. The Company also issues options to certain consultants for services provided to the Company.

All options granted have terms of five years and vest immediately. At July 31, 2009, the Company had 138,761 options outstanding at exercise prices ranging from $0.79 to $10.01 and a weighted average exercise price of $1.53. The options, which are immediately exercisable and expire on dates between January 31, 2010 and January 31, 2014, entitle the holder of an option to acquire one common share of the Company.

The Company uses the fair value method in accordance with SFAS 123 to account for awards of stock-based employee compensation. No stock-based employee compensation expense was recorded during the period from February 1, 2009 to July 31, 2009, because there were no options granted during this period. Similarly, no stock-based employee compensation expense was recorded during the period from February 1, 2008 to July 31, 2008, because there were no options granted during that period.

6.

Segmented Information:

	Six Months	Six Months
	Ended	Ended
	July 31,	July 31,
	2009	2008

Total revenue by significant customer:
Customer A	$570,013	$607,962
Customer B	$527,796	$491,026
Customer C	$184,761	$343,531
Customer D	$86,000	$110,080
Customer E	$--	$53,960
	$1,368,570	$1,606,559

P a g e |F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months	Six Months
	Ended	Ended
	July 31,	July 31,
	2009	2008

Sales by geographic destination:
Europe	$713,416	$743,343
Canada	$591,633	$627,596
United States	$381,782	$872,103
Pacific Rim	$297,705	$77,350
Other	$278,424	$196,097
	$2,262,960	$2,516,489

P a g e |F-11

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's fiscal year ends on January 31st of each year. In this report, fiscal year 2010 refers to the Company's fiscal year ended January 31, 2010. The following discussion should be read in conjunction with the July 31, 2009 interim consolidated financial statements and notes thereto included elsewhere in this report. Operating results for the six months ended July 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2009. The Company's financial statements are prepared in accordance with United States generally accepted accounting principles. All amounts are in United States dollars, unless otherwise denoted.

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

Management Objectives for Fiscal 2010.

In fiscal year 2010, management is continuing to focus on the core products of Dextran Products that have historically been the backbone of the Company. Opportunities to increase distribution chains for existing Dextran products in overseas markets continue to be explored by management. New customers have also been identified in Europe. Expanding current market opportunities and the potential for new market penetration led management to make plant refurbishments and the expansion of production capacity a priority with respect to the Company's manufacturing operations located in Toronto. The first step has been construction of new drying facilities to produce increased quantities of higher quality product. These products have traditionally generated higher margins. Production of product utilizing this new equipment is planned following the completion of validation and the receipt of orders.

Research and development of the Company's human pharmaceutical products is coordinated at Dextran Products. Ushercell is a high molecular weight Cellulose Sulphate that was envisioned for topical vaginal use primarily in the prevention of unplanned pregnancies, as well as the transmission of AIDS and other sexually transmitted diseases. Further work in this area has been suspended pending a final investigative report which is expected during fiscal year 2010. The Company never received any financial gain from this project, and as a result, there is no immediate or direct effect on sales or revenues.

During the second quarter of fiscal year 2010, the Company experienced a large writedown of work in progress which was due to the expiration of the time limit for its viability. This product would normally have been utilized by reprocessing with new materials, but reduced powdered product orders during the year to date eliminated this option. Had this writedown not occurred the Company would have exceeded its net income budgets for the second quarter and year to date of fiscal year 2010. Further writedowns of this type and magnitude are not expected to occur in the remainder of fiscal 2010.

Results of Operations

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2009	2008	Variance	2009	2008	Variance

Net loss	$(503,902)	$(112,394)	348%	$(557,629)	$(138,016)	304%

Loss per Share	$(0.17)	$(0.04)		$(0.18)	$(0.04)

The increase in net loss for the second quarter and year to date of fiscal year 2010, as compared to the second quarter and year to date of fiscal year 2009, is a result of decreased gross margins, foreign exchange losses and the absence of a deferred income tax recovery which was recognized in the second quarter of fiscal year 2009. These revenue reductions were partially offset by continued expense reductions, especially in general and administration, selling and promotion and depreciation.

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2009	2008	Variance	2009	2008	Variance

Sales	$1,232,799	$1,296,704	(5)%	$2,262,960	$2,516,489	(10)%

The sales decrease for the second quarter and year to date of fiscal year 2010 compared to the second quarter and year to date of fiscal year 2009 was primarily due to decreased demand, especially in the more profitable powdered products.

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2009	2008	Variance	2009	2008	Variance

Gross profit (loss)	$(199,615)	$191,906	(204)%	$8,115	$455,902	(98)%

Percentage of sales	(15.8)%	14.8%		0.6%	18.1%

The decrease in gross margin for the second quarter and the year to date of fiscal year 2010 compared to the second quarter and year to date of fiscal year 2009 is primarily due to two factors. First, as mentioned above, the Company experienced a slight decline in overall sales, but the most significant decline was in the sales of powdered product, which have much higher margins than our liquid products. Second, the Company incurred a large writedown of work in progress inventory. This resulted from this inventory having reached its expiry date and therefore was not able to be reprocessed into saleable finished product. These revenue reductions were partially offset by reductions in direct cost of sales such as plant labor, utilities, repairs and sludge removal. The Company also benefitted from a decrease in depreciation resulting from the impairment provision during the fourth quarter of fiscal year 2009, as well as the decreased value of the Canadian dollar compared to the same periods of fiscal year 2009.

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2009	2008	Variance	2009	2008	Variance
Selling, promotion, general and administrative expenses	$228,107	$299,791	(24)%	$456,029	$571,245	(20)%

The decrease during the second quarter and year to date of fiscal year 2010 in selling, promotion, general and administrative expenses is primarily due to a general decrease in the expenses of the Company resulting from cost control initiatives by management, aided by the decreased value of the Canadian dollar compared to the corresponding periods of fiscal 2009. These reductions included management travel, annual reporting costs, legal costs and other office expenses.

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2009	2008	Variance	2009	2008	Variance
Research and development expenditures	$1,213	$23,263	(95)%	$2,320	$28,047	(92)%

The reduction in research and development for the second quarter and year to date of fiscal year 2010 compared to the same periods in fiscal year 2009 resulted from the cessation of all aspects of the Ushercell project. Certain expenses pertaining to the Company's portfolio of patents are continuing. A report is due out in the fourth quarter of fiscal year 2010 which may clarify some aspects of the halted Phase III clinical trial.

The Company is concentrating its efforts internally on developing new derivatives of its existing products in order to exploit other marketing possibilities.

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2009	2008	Variance	2009	2008	Variance
Depreciation and amortization expense	$92,392	$151,100	(39)%	$220,640	$303,570	(27)%

The decrease in depreciation and amortization expense for the second quarter and year to date of fiscal year 2010 compared to the second quarter and year to date of fiscal year 2009 is primarily a result of the impairment write down that occurred in the fourth quarter of fiscal year 2009. This provision resulted in lowered values for the Company's plant and equipment, which in turn has decreased the Company's ongoing depreciation charges. The decrease is also partially due to the decreased value of the Canadian dollar during the current quarter and year to date of fiscal year 2010. Significant asset acquisitions related to the plant refurbishment have not been put into service and are therefore not yet being depreciated.

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2009	2008	Variance	2009	2008	Variance
Interest expense	$14,052	$15,781	(11)%	$27,194	$35,003	(22)%

Interest expense for the second quarter and year to date of fiscal year 2010 decreased from the comparative amounts for the second quarter and year to date of fiscal year 2009 primarily due to the lower interest rates incurred on the shareholder loan, as well as the decreasing balances due on the longterm debt.

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2009	2008	Variance	2009	2008	Variance
Foreign exchange (gain) loss	$57,728	$(7,456)	874%	$73,848	$(8,087)	1013%

The foreign exchange loss for the second quarter and year to date of fiscal year 2010 compared to the gain for the second quarter and year to date of fiscal year 2009 was due to the decrease in value of the Canadian dollar compared to the United States dollar during the period.

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2009	2008	Variance	2009	2008	Variance
Interest and other expense (income)	$(2,469)	$20,961	112%	$(4,180)	$6,589	163%

The improvement in interest and other income in the second quarter and year to date of fiscal year 2010 is primarily due to recognition of the loss on investments, in the second quarter of fiscal year 2009, that had been carried in accumulated and other comprehensive income.

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	July 31,	July 31,		July 31,	July 31,
	2009	2008	Variance	2009	2008	Variance
Provision for (recovery of) income taxes	-	$(57,141)	-	-	$(57,141)	-

The tax recovery for the second quarter and year to date ended July 31, 2008 resulted from the reversal of the deferred tax provision previously carried as an other liability on the balance sheet, and which was no longer required due to the availability of the Company's carryforward of unused tax losses, and tax credits arising from unused research and development expenditures. The Canadian operations continue to have significant research and development tax pools to offset current taxes payable.

Liquidity and Capital Resources

As of July 31, 2009, the Company had cash of $201,361, compared to $327,857 at January 31, 2009. In the second quarter of fiscal year 2010, the Company utilized cash of $128,413 in its operating activities, compared to utilizing cash of $268,040 for the second quarter of fiscal year 2009. The decrease in cash utilized from operations during the second quarter of fiscal year 2010 was primarily due to the increase in accounts payable and accrued liabilities from January 31, 2009. Depreciation continues to be a large non-cash expense of the Company.

The Company's working capital increased slightly from the year ended January 31, 2009 of $1,135,946 to $1,185,130 as at July 31, 2009, while the working capital ratio of 1.81 to 1 as of July 31, 2009, declined compared to 3.19 to 1 as of January 31, 2009.

Management expects the primary source of its future capital needs to be a combination of company earnings, cash on hand and borrowings.

As of July 31, 2009, the Company had accounts receivable of $841,347 and inventory of $1,069,263, compared to $161,858 and $1,003,623, respectively at January 31, 2009 and $951,381 and $2,000,941 respectively at July 31, 2008. The increase in accounts receivable is due to the very low amount of receivables as at January 31, 2009 that resulted from the plant shutdown in the fourth quarter of fiscal year 2009, while inventory remained consistent with the low level as at January 31, 2009 due to the write off of expired work in progress inventory during the second quarter of fiscal year 2010.

At July 31, 2009, the Company had accounts payable of $684,724 compared to $150,965 at January 31, 2009 and $538,600 at July 31, 2008. The increase in accounts payable was also due to the very low amount of payables as at January 31, 2009 that was also due to the plant shutdown in the fourth quarter of fiscal year 2009.

During the second quarter of fiscal year 2010, capital expenditures totaled $22,288, which were consistent with the capital expenditures of $22,881 in the second quarter of fiscal year 2009. Since construction costs relating to the plant refurbishment were substantially completed during the first quarter of fiscal year 2009, capital expenditures are expected to remain at low levels during the remainder of fiscal year 2010.

The change in accumulated other comprehensive income of the Company is primarily attributable to the currency translation adjustment of Dextran Products. Dextran Products' functional currency is the Canadian dollar, which has depreciated compared to the United States dollar during the second quarter and year to date of fiscal year 2009. This currency translation adjustment arises from the translation of Dextran Products' financial statements to U.S. dollars.

Dextran Products slightly exceeded its Cdn. $250,000 (U.S. $216,900) operating line of credit limit at July 31, 2009, resulting in actual utilization of Cdn $ 254,000 (U.S. $235,731), compared to none as at January 31, 2009. This line of credit bears interest at the Canadian banks' prime lending rate plus 1.00% (July 31, 2009 -3.25%; July 31, 2008 - 5.75%; January 31, 2009 - 4.00%) . The line of credit is used periodically by the Company to cover temporary short-term Canadian dollar cash needs. For these short-term cash needs, the interest expense on the credit line is typically less than the transaction costs incurred in selling short-term investments. In May 2006, a fixed term rate loan of Cdn $500,000 (U.S. $433,801) was obtained to fund capital purchases. The interest rate is 0.75% over Canadian bank prime lending rate (6.95%). Bank indebtedness is collateralized by a general security agreement over the Company's assets and a collateral mortgage of Cdn $500,000 on the Dextran Products building in Toronto.

The decrease in long-term debt and capital lease obligations from January 31, 2009 is due to repayments during the period.

Changes in the relative values of the Canadian dollar and the United States dollar occur from time to time and may, in certain instances, materially affect the Company's results of operations.

The Company does not believe that the impact of inflation has had a material effect on its operations or financial results at any time in the last three years.

Related Party Transactions

In August 1997, the Company loaned the late Thomas C. Usher, its Vice-Chairman, Director of Research and Development, a member of its Board of Directors and the beneficial owner of greater than 5% of the outstanding common shares of the Company, $691,500 at an interest rate equal to the prime rate of Toronto Dominion Bank plus 1.50% (the "Loan"). The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher. Repayment of the Loan is accomplished by periodic payments and, in the past, bonus payments, if any, granted to Thomas C. Usher as an employee of the Company. The amount outstanding under the Loan as of July 31, 2009 was $306,845, as compared to $299,716 at January 31, 2009, including accrued interest. The Company has taken a cumulative provision of $330,619 against accrued interest on this loan at July 31, 2009 ($323,490 at January 31, 2009). Obligations with respect to the Loan transferred to the estate of Thomas C. Usher upon his death in February 2005.

In August 1999, Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the "Receivables") due to the Company from Novadex Corp. The Receivables have no specific repayment terms. The total outstanding amount of the Receivables as of July 31, 2009 and January 31, 2009 was $31,244. The Company continues to be obligated to make royalty payments to Mr. Usher's estate pursuant to intellectual property license agreements, and intends to continue to offset such payments against the Receivables. Thomas C. Usher also owed $250,000 to a subsidiary of the Company, Novadex International Limited, as of July 31, 2009, pursuant to a non-interest bearing loan with no specific repayment terms. The outstanding amount of this loan has not changed from January 31, 2009. The amounts continue to remain owing from the estate of Thomas C. Usher upon his death on February 26, 2005.

As of July 31, 2009, Thomas C. Usher, now through his estate, had pledged 243,263 common shares of the Company as security for these amounts owing to the Company. These common shares had a market value of $87,575 at July 31, 2009, based on the closing price of the Company's common shares on the OTC Bulletin Board on July 31, 2009. The Company intends to continue to hold the remaining pledged assets as collateral until the amounts owing discussed above are repaid.

The Company had a commitment to pay an amount equal to one year's salary, $110,000, to Thomas C. Usher's estate. The amount owing on this commitment as at July 31, 2009 is $35,703.

The Company also has an outstanding loan payable to Ruth Usher, a former director and the widow of Thomas C. Usher. The amount due from the Company pursuant to this loan decreased to $592,403 at July 31, 2009 from $608,293 at January 31, 2009 due to monthly payments by the Company, less interest charges.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Critical Accounting Policies

The Company's interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, applied on a consistent basis. The critical accounting policies are set forth in Note 2 to the interim consolidated financial statements and include the use of estimates of allowance for doubtful accounts, the useful lives of assets and the realizability of deferred tax assets. The Company's accounting policies with respect to the Sparhawk Joint Venture and its disposition are also discussed below.

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

Long-Lived Assets

Long-lived assets are stated at cost, less accumulated depreciation or amortization computed using the straight-line method based on their estimated useful lives ranging from three to fifteen years, and an impairment provision. Useful life is the period over which the asset is expected to contribute to the Company's future cash flows. A significant change in estimated useful lives could have a material impact on the results of operations. The Company reviews the recoverability of its long-lived assets, including buildings, equipment and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets as well as other fair value determinations.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Exchange Rate Sensitivity

The Company's operations consist primarily of manufacturing activities located in Toronto, Canada. The Company's products are sold in North America, Europe and the Pacific Rim.

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

	Expected Maturity Date
								Fair
	7/31/09	7/31/10	7/31/11	7/31/12	7/31/13	Thereafter	Total	Value
				(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn)	412,719	—	—	—	—	—	412,719	395,984
Average interest rate	2.84%	—	—	—	—	—	2.84%
Liabilities:
Long-term debt:
Fixed rate ($Cdn)	45,239	46,843	50,447	54,336	54,748	103,529	355,142	333,744
Average interest rate	9.10%	9.16%	9.17%	9.17%	9.09%	9.00%	9.12%

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

	Expected Maturity Date
								Fair
	7/31/09	7/31/10	7/31/11	7/31/12	7/31/13	Thereafter	Total	Value
				(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn)	412,719	—	—	—	—	—	412,719	395,684
Average interest rate	2.84%	—	—	—	—	—	2.84%
Notes receivable:
Variable rate ($US)	21,425	22,443	23,509	24,625	25,795	189,049	306,845	306,845
Average interest rate	4.75%	4.75%	4.75%	4.75%	4.75%	4.75	4.75%
Liabilities:
Long-term debt:
Fixed rate ($Cdn)	45,329	46,843	50,447	54,336	54,748	103,529	355,142	333,744
Average interest rate	9.10%	9.16%	9.17%	9.17	9.09	9.00%	9.12%
Variable rate ($US)	31,681	33,374	34,960	36,620	38,360	417,229	592,404	592,404
Average interest rate	4.75%	4.75%	4.75%	4.75%	4.75%	4.75	4.75%

Item 4.

Controls and Procedures.

The Company completed an evaluation as of the end of the period covered by this report under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures cannot be relied upon to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required to ensure that information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Therefore disclosure controls and procedures were not effective for the 3 months and year to date ended July 31, 2009.

There have been no changes in the Company's internal control over financial reporting that occurred in the Company's fiscal quarter and year to date ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.

Legal Proceedings

The Company is not a party to any pending legal proceedings.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.

Defaults Upon Senior Securities

Not applicable.

Item 4.

Submission of Matters to a Vote of Security Holders.

At the July 10, 2009 Annual General Meeting of the Members of the Company, the vote of the Members entitled to notice of, and to vote at, the 2009 Annual General Meeting was as follows:

Election of Board Members
		Votes Cast
	For	Against	Abstain

George G. Usher	2,138,759	156,277	777,810

Ratification of Appointment of Schwartz Levitsky Feldman LLP
as Independent Registered Accounting Firm

		Votes Cast
	For	Against	Abstain

	2,180,328	37,801	777,809

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

Date: September 14, 2009

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