Form 10-Q
period 2009-10-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2009-12-15
CIK 317158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

________________________________________________________________________________________________
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ____ No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __   No   X

Indicate the number of shares outstanding of the issuer’s common shares, as of the latest practicable date.

Common Shares, $.0167 Par Value	3,072,846
(Title of Class)	(Outstanding at November 30, 2009)

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

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

POLYDEX PHARMACEUTICALS LIMITED

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets
(Expressed in United States dollars)

	October 31	January 31
	2009	2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash in banks	$41,719	$327,857
Investments available for sale (note 3)	451,030	381,457
Trade accounts receivable	698,604	161,858
Inventories
Finished goods	876,063	626,058
Work in progress	95,199	135,966
Raw materials	335,439	241,599
	1,306,701	1,003,623
Prepaid expenses and other current assets	90,286	106,221
Total current assets	2,588,340	1,981,016
Property, plant and equipment, net	4,321,922	4,057,959
Patents and intangible assets, net	31,441	37,471
Due from estate of former shareholder	257,470	257,470
	$7,199,173	$6,333,916

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets
(Expressed in United States dollars)

	October 31	January 31
	2009	2009
	(Unaudited)	(Audited)
Liabilities and Shareholders' Equity
Current liabilities:
Bank indebtedness	$207,967	$--
Accounts payable	734,661	150,965
Accrued liabilities	435,393	296,538
Customer deposits	92,932	92,932
Current portion of long-term debt	41,649	35,336
Current portion of capital lease obligations	4,705	15,299
Current portion of due to shareholder	30,000	30,000
Total current liabilities	1,547,307	621,070
Long-term debt	298,708	291,305
Capital lease obligations	20,136	20,902
Due to shareholder	554,458	578,316
	873,302	890,523
Total liabilities	2,420,609	1,511,593

Going concern (note 1)
Shareholders' equity:
Capital stock
Authorized:
100,000 Class A preferred shares of $0.10 each
899,400 Class B preferred shares of $0.0167 each
10,000,000 common shares of $0.0167 each
Issued and outstanding:
899,400 Class B preferred shares (January 31, 2009 - 899,400)	15,010	15,010
3,072,846 common shares (January 31, 2009 - 3,072,846)	51,185	51,185
Contributed surplus	23,527,576	23,527,576
Deficit	(20,144,785)	(19,370,714)
Accumulated other comprehensive income	1,329,578	599,266
	4,778,564	4,822,323
	$7,199,173	$6,333,916

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in United States dollars)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 31	October 31	October 31	October 31
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	1,153,776	1,373,963	3,416,736	3,890,452
Cost of goods sold	1,076,250	1,574,676	3,331,095	3,635,263
Gross profit (loss)	77,526	(200,713)	85,641	255,189
Expenses
General and administrative	245,517	247,503	674,120	786,811
Selling and promotion	13,928	19,204	41,354	51,141
Interest expense,net	13,808	17,401	41,002	52,404
Depreciation	3,888	9,089	14,421	27,351
Research and development	1,140	4,474	3,460	32,521
Foreign exchange loss (gain)	17,824	(72,648)	91,672	(80,735)
Interest and other expense (income)	(2,137)	(8,899)	(6,317)	(2,310)
Total expenses	293,968	216,124	859,712	867,183
Loss before income taxes	(216,442)	(416,837)	(774,071)	(611,994)
Provision (recovery) of income taxes	-	1,843	-	(55,298)
Net loss for the period	(216,442)	(418,680)	(774,071)	(556,696)
Unrealized gain (loss) on investments available for sale	4,664	(2,414)	11,509	22,431
Currency translation adjustment	(25,524)	(1,092,741)	718,803	(1,245,454)
Comprehensive loss for the period	(237,302)	(1,513,835)	(43,759)	(1,779,719)
Per share information:
Loss per common share:
Basic	(0.07)	(0.14)	(0.25)	(0.18)
Diluted	(0.07)	(0.14)	(0.25)	(0.18)

Weighted average number of common shares used in
computing net loss per share for the period:
Basic	3,072,846	3,072,846	3,072,846	3,072,846
Diluted	3,072,846	3,072,846	3,072,846	3,072,846

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Shareholders' Equity
(Expressed in United States dollars)

	Nine Months	Nine Months
	Ended	Ended
	October 31	October 31
	2009	2008
	(Unaudited)	(Unaudited)
Preferred Shares:
Balance, beginning and end of period	$15,010	$15,010
Common Shares:
Balance, beginning and end of period	$51,185	$51,185
Contributed Surplus:
Balance, beginning and end of period	$23,527,576	$23,499,154
Deficit:
Balance, beginning of period	$(19,370,714)	$(17,779,244)
Net loss for the period	(774,071)	(556,696)
Balance, end of period	$(20,144,785)	$(18,335,940)
Accumulated Other Comprehensive Income:
Balance, beginning of period	$599,266	$1,898,161
Unrealized gain on investments available for sale	11,509	22,431
Currency translation adjustment for the period	718,803	(1,245,454)
Balance, end of period	$1,329,578	$675,138

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Cash Flows
(Expressed in United States dollars)

	Nine Months	Nine Months
	Ended	Ended
	October 31	October 31
	2009	2008
	(Unaudited)	(Unaudited)
Cash provided by (used in):
Operating activities:
Net loss for the period	(774,071)	(556,696)
Add (deduct) items not affecting cash:
Depreciation and amortization	324,830	433,849
Interest on shareholder loan	-	(15,063)
Loss on investments available for sale	-	31,644
Loss on foreign exchange contract	-	26,097
Net change in non-cash working capital balances related to operations	148	(721,993)
Cash used in operating activities	(449,093)	(802,162)
Investing activities:
Additions to property, plant and equipment	(52,110)	(80,163)
Decrease in due from shareholder	-	16,500
Proceeds (acquisition) of investments available for sale	(7,114)	382,407
Cash provided by (used in) investing activities	(59,224)	318,744
Financing activities:
Repayment of long-term debt	(28,681)	(29,470)
Repayment of capital lease obligations	(15,518)	(3,892)
Decrease in due to shareholder	(23,858)	(40,130)
Increase in bank indebtedness	207,967	157,742
Cash provided by financing activities	139,910	84,250
Effect of exchange rate changes	82,269	(55,774)
Net decrease in cash and cash equivalents	(286,138)	(454,942)
Cash and cash equivalents, beginning of year	327,857	468,570
Cash and cash equivalents, end of year	41,719	13,628
Cash and cash equivalents is comprised of the following:
Cash	41,719	13,628

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation:

The information contained in the interim consolidated financial statements is condensed from that which would appear in annual consolidated financial statements. The interim consolidated financial statements included herein should be read in conjunction with the audited financial statements, and notes thereto, and other financial information contained in the 2009 Annual Report on Form 10-K for the fiscal year ended January 31, 2009 as filed by Polydex Pharmaceuticals Limited (the “Company”) with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of October 31, 2009 and 2008 include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its majority owned subsidiaries in which the Company has equal to or more than a 50% ownership interest and exercises control.

Management has reviewed sugsequent events, and there were no material subsequent events since December 11, 2009 that would require recogntion or note disclosures in these financial statements.

Going Concern

These consolidated financial statements have been prepared on going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future, For the fiscal year ended January 31, 2009, the Company generated a consolidated net loss of $1,591,470 (October 31, 2009-$774,071; January 31, 2008-$885,211) and realized a negative cash flow from operating activities of $251,128 (October 31, 2009-$449,093; January 31, 2008-$297,899). There was an accumulated deficit of $19,370,714 (October 31, 2009-$20,144,785; January 31, 2008 - $17,779,244) The Company, through its wholly owned subsidiary Dextran Products Limited, was also in violation of its debt service loan covenant related to the bank term loan of $324,893 (Cdn$398,481) (October 31, 2009-$338,608; Cdn$366,340), on which the Company subsequently received a waiver from its bank. The Company had positive working capital of $1,359,946 as at January 31, 2009 (October 31, 2009-$1,041,033; January 31, 2008 - $2,403,042).

Management has undertaken the following initiatives that it believes will be instrumental in leading to more profitable operations:

  Continued close monitoring of direct cost areas, including raw material pricing, and tight control of plant hours of work.
  Increased focus on productivity related to plant operations
  Cost monitoring relating to administrative and overhead expenses, including administrative wages, insurance, and reporting costs.
  Increased efforts to reduce exposure to negative foreign exchange fluctuations.

The Company’s ability to continue as a going concern is in doubt as it is dependent on the ability of the Company to attain profitable operations, enabling it to meet the Company’s liabilities as they become due and the realization of its business plans. The outcome of these matters is primarily dependent on factors outside the Company’s control and cannot be predicted at this time. Should the above expectations fail to occur or not achieve the levels required to meet the Company’s profitability and liquidity requirements, management will seek other sources of investment from new or existing investors, creditors and customers.

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

P a g e |F-8

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

Stock options

The Company follows Statement of FASB ASC Topic 718 “Accounting for Stock-Based Compensation”, according to which compensation expense is recognized on the date of grant, based on the fair value of the options granted.

Foreign exchange contracts

From time to time, the Company enters into forward exchange contracts to mitigate its foreign currency exposure. The Company classifies derivative instruments such as forward exchange contracts, as held-for-trading, and the unrealized gains or losses on these contracts are recorded in the income statement.

Earnings (loss) per common share

Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding of 3,072,846 for the three months ended October 31, 2009 (2008 - 3,072,846). Diluted earnings (loss) per common share is computed using the weighted average number of common shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock. Incremental shares of nil at October 31, 2009 and October 31, 2008 were used in the calculation of diluted earnings (loss) per common share, as their effect was anti-dilutive. Options to purchase common shares of nil were included in the computation of diluted earnings (loss) per common share as at October 31, 2009. Options to purchase common shares of nil at October 31, 2008 were included in the computation of diluted earnings (loss) per common share.

P a g e |F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.     Investments Available for Sale:

Investments available for sale consist of the following:

	October 31	January 31
	2009	2009

Canadian short-term fixed income fund	$245,429	$205,934
Global fixed income bond fund	$205,601	$175,523
	$451,030	$381,457

Canadian short-term fixed income bond fund is currently yielding 2.74% . The Global fixed income bond fund is currently yielding approximately 2.41% . Investments available for sale are stated at fair market value, based on quoted market prices. An unrealized gain of $11,509 has been included in accumulated other comprehensive income.

4.     Commitments and Contingencies:

There are no material commitments or contingencies as at October 31, 2009. Subsequent to July 31, 2008, the Company installed a replacement copying system, and committed to 22 quarterly payments of Cdn $ 1,998 each.

5.     Stock-based Employee Compensation:

The Company maintains an incentive share option plan for management personnel for options to purchase up to 954,950 common shares. The Company also issues options to certain consultants for services provided to the Company.

All options granted have terms of five years and vest immediately. At October 31, 2009, the Company had 138,761 options outstanding at exercise prices ranging from $0.79 to $10.01 and a weighted average exercise price of $1.53. The options, which are immediately exercisable and expire on dates between January 31, 2010 and January 31, 2014, entitle the holder of an option to acquire one common share of the Company.

The Company uses the fair value method in accordance with FASB ASC Topic 718 to account for awards of stock-based employee compensation. No stock-based employee compensation expense was recorded during the period from February 1, 2009 to October 31, 2009, because there were no options granted during this period. Similarly, no stock-based employee compensation expense was recorded during the period from February 1, 2009 to October 31, 2009, because there were no options granted during that period.

P a g e |F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.     Segmented Information:

		Nine Months		Nine Months
		Ended		Ended
		October 31,		October 31,
		2009		2008

Total revenue by significant customer:
Customer A		$808,151		$746,620
Customer B		$805,615		$735,078
Customer C		$352,078		$674,550
Customer D		$220,160	$	---
Customer E		$68,350		$53,960
Customer F	$	---	$	---
		$2,254,354		$2,210,208

	Nine Months	Nine Months
	Ended	Ended
	October 31,	October 31,
	2009	2008

Sales by geographic destination:
Europe	$1,116,438	$1,040,771
Canada	$829,630	$767,592
United States	$693,329	$1,329,247
Pacific Rim	$408,115	$354,510
Other	$369,224	$398,332
	$3,416,736	$3,890,452

P a g e |F-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The Company’s fiscal year ends on January 31st of each year. In this report, fiscal year 2010 refers to the Company’s fiscal year ended January 31, 2010. The following discussion should be read in conjunction with the October 31, 2009 interim consolidated financial statements and notes thereto included elsewhere in this report. Operating results for the nine months ended October 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2009. The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles. All amounts are in United States dollars, unless otherwise denoted.

Overview

     The Company is engaged in the research, development, manufacture and marketing of biotechnology-based products for the human pharmaceutical market, and also manufactures bulk pharmaceutical intermediates for the worldwide veterinary pharmaceutical industry. The Company conducts its business operations through its wholly-owned subsidiaries, Dextran Products and Chemdex, Inc.

     The manufacture and sale of bulk quantities of dextran and derivative products for sale to large pharmaceutical companies throughout the world is conducted through Dextran Products in Canada, and Chemdex in the United States. On March 4,2004, Chemdex entered into a supply agreement with Sparhawk to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years.

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

1 | P a g e

     The Company’s profitability for the third quarter and the year to date was negatively impacted by a sales mix that did not include expected shipments of powdered product, which provides higher gross margin than its liquid products. Lowered powder sales were also a contributing factor that led to the large writedown of work in progress that occurred in the second quarter of fiscal year 2010. Management has devoted effort to improve the profitability of liquid product, and recent improvements to production processes are already showing positive results. Management has also taken steps to reduce the effect of negative currency changes on the Company’s profitability, which should also be evident going forward. This is a difficult area which is not always well received by our customers, but management will continue to pursue this wherever possible.

Results of Operations

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2009	2008	Variance	2009	2008	Variance
Net loss	$(216,442)	$(418,680)	48%	$(774,071)	$(556,696)	(39)%
Loss per Share	$(0.07)	$(0.14)		$(0.25)	$(0.18)

     The reduction in the net loss for the third quarter of fiscal year 2010, as compared to the third quarter of fiscal year 2009, is primarily a result of improved gross margins. The increased loss in the year to date of fiscal year 2010 as compared to 2009 is due primarily to the decrease in sales and gross margin, as mentioned below.

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2009	2008	Variance	2009	2008	Variance
Sales	$1,153,776	$1,373,963	(16)%	$3,416,736	$3,890,452	(12)%

     Sales for the third quarter and year to date of fiscal year 2010 decreased primarily as a result of lower sales through our United States subsidiary, Chemdex, Inc. Overall year to date sales, including those through Chemdex, Inc., are lower than prior years due to decreased demand from customers affected by the depressed hog markets, and the general slowdown in the world economy.

2 | P a g e

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2009	2008	Variance	2009	2008	Variance
Gross profit	$77,526	$(200,713)	139%	$85,641	$255,189	(66)%
Percentage of sales	6.7%	(14.6)%		2.5%	6.6%

     The significant increase in gross margin for the third quarter of fiscal year 2010 is primarily due to production related factors that occurred in the third quarter of fiscal year 2009, including an equipment breakdown that resulted in the loss of an expensive raw material, the reworking of a number of batches of powdered product, and the write off of unsatisfactory product, all of which adversely affected gross profit in that quarter. These problems did not occur in the third quarter of fiscal year 2010. However the lower gross profit in the year to date of fiscal year 2010 compared to the year to date of fiscal year 2009 is primarily attributable to several factors. First, though overall sales declined 12%, the most significant decline has been in the sales of powdered product, which have much higher margins than our liquid products. Second, in the second quarter of fiscal year 2010, the Company experienced a large writedown of work in progress inventory that had reached its expiry date.

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2009	2008	Variance	2009	2008	Variance
Selling, promotion, general and administrative expenses	$259,445	$266,707	(3)%	$715,474	$837,952	(15)%

     The decrease during the third quarter and year to date of fiscal year 2010 in selling, promotion, general and administrative expenses is primarily due to a general decrease in the expenses of the Company, as well as the reduction in value of the Canadian dollar experienced in the year to date of fiscal year 2009. These reductions included legal, insurance, consulting and reporting costs, and are a result of the continued focus by management to minimize these costs.

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2009	2008	Variance	2009	2008	Variance
Research and development expenditures	$1,140	$4,474	(75)%	$3,460	$32,521	(89)%

     Research and development expenditures continue to be reduced throughout the third quarter and year to date of fiscal year 2010 compared to the same periods for fiscal year 2009, as a result of the cessation of activities related to the Phase III clinical trials for Ushercell announced in January 2007. Included in the research and development expenditures for the nine months of fiscal year 2009 are legal expenses related to maintaining protection for the Company’s various existing patents.

3 | P a g e

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2009	2008	Variance	2009	2008	Variance
Depreciation and amortization expense	$104,190	$130,279	(20)%	$324,830	$433,849	(25)%

     The decrease in depreciation and amortization expense is a result of several factors. First, capital expenditures decreased in the third quarter and year to date of fiscal year 2010 compared to the third quarter and year to date of fiscal year 2009. Second, the impairment write down that occurred in the fourth quarter of fiscal year 2009 resulted in lowered values for the Company’s plant and equipment, which in turn has decreased ongoing depreciation charges. Third, lower depreciation also resulted from the decreased value of the Canadian dollar during fiscal year 2010. Significant asset acquisitions related to the plant refurbishment have not been put into service and are therefore not yet being depreciated.

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2009	2008	Variance	2009	2008	Variance
Interest Expense	$13,808	$17,401	(21)%	$41,002	$52,404	(22)%

     Interest expense for the third quarter and year to date of fiscal year 2010 decreased from the comparative amounts for the third quarter and year to date of fiscal year 2009 primarily due to the lower interest rates incurred on the shareholder loan, as well as the decreasing balances due on the long term debt.

4 | P a g e

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2009	2008	Variance	2009	2008	Variance
Foreign exchange (gain) loss	$17,824	$(72,648)	125%	$91,672	$(80,735)	214%

     The foreign exchange loss for the third quarter and year to date of fiscal year 2010 compared to the gain for the third quarter and year to date of fiscal year 2009 was due to the decrease in value of the Canadian dollar compared to the United States dollar during the period.

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2009	2008	Variance	2009	2008	Variance
Interest and other income	$(2,137)	$(8,899)	(76)%	$(6,317)	$(2,310)	173%

     The loss in interest and other income in the third quarter of fiscal year 2010 is primarily due to the increase in value of the US dollar compared to the Canadian dollar during this period. A decrease in the value of the Canadian dollar, compared to the United States dollar, translates to a lesser amount being shown in these financial statements. The decrease in interest and other income in the year to date of fiscal year 2010 compared to the year to date of fiscal year 2009 is due to the increased value of the US dollar compared to the Canadian dollar throughout this period as mentioned above, as well as the reduction in the investments available for sale that occurred during the year to date of fiscal year 2009.

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended		Ended	Ended
	October 31,	October 31,		October 31,	October 31,
	2009	2008	Variance	2009	2008	Variance
Provision for (recovery of) income taxes	---	1,843	100%	---	$(55,298)	100%

5 | P a g e

     The tax recovery for the year to date of fiscal year 2009 resulted from the reversal of the deferred tax provision previously carried as an “other liability” on the balance sheet, and which was no longer required due to the availability of the Company’s carryforward of unused tax losses, and tax credits arising from unused research and development expenditures. The tax provision for the third quarter of fiscal year 2009 was due to tax payments related to Chemdex. The Canadian operations continue to have significant research and development tax pools to offset current taxes payable.

Liquidity and Capital Resources

     As of October 31, 2009, the Company had cash and cash equivalents of $41,719, compared to cash and cash equivalents of $327,857 at January 31, 2009, and $13,628 at October 31, 2008. In the third quarter of fiscal year 2010 the Company utilized cash of $94,884 in its operating activities, compared to $53,967 for the third quarter of fiscal year 2009. The decrease in cash from operations during the third quarter of fiscal year 2009 was due to the loss from operations during the period. Depreciation continues to be a large non-cash expense of the Company.

     The Company’s working capital decreased to $1,041,033 and a working capital ratio of 1.67 to 1 as of October 31, 2009, compared to $1,359,946 and 3.19 to 1 as of January 31, 2009.

     As of October 31, 2009, the Company had accounts receivable of $698,604 and inventory of $1,306,701, compared to $161,858 and $1,003,623 respectively at January 31, 2009 and $887,476 and $1,401,630 respectively at October 31, 2008. The increase in accounts receivable and inventory is due to the very low amount of receivables and inventory as at January 31, 2009 that resulted from the plant shutdown in the fourth quarter of fiscal year 2009 and the timing of customer payments.

     At October 31, 2009, the Company had accounts payable of $734,661 compared to $150,965 at January 31, 2008 and $375,304 at October 31, 2007. The increase in accounts payable was due to the very low amount of payables as at January 31, 2009, which was also due to the plant shutdown in the fourth quarter of fiscal year 2009 and the timing of supplier payments.

     During the third quarter of fiscal year 2009, capital expenditures totaled $8,886 as compared to $52,250 in the third quarter of fiscal year 2009. It is management’s intention to maintain a minimal level of capital expenditures to the extent possible.

     The change in accumulated other comprehensive income of the Company is primarily attributable to the currency translation adjustment of Dextran Products. Dextran Products’ functional currency is the Canadian dollar, which has depreciated compared to the United States dollar during the third quarter of fiscal year 2010. This currency translation adjustment arises from the translation of Dextran Products’ financial statements to U.S. dollars.

     Dextran Products has a Cdn. $250,000 (U.S. $231,075) operating line of credit, of which Cdn. $225,000 (U.S.$207,967) was utilized at October 31, 2009, and nil January 31, 2009. This line of credit bears interest at the Canadian banks’ prime lending rate at plus 1.00% (October 31, 2009 – 3.25%; October 31, 2008 – 5.00%; January 31, 2009 – 4.00%) . The line of credit is used periodically by the Company to cover temporary short-term Canadian dollar cash needs. For these short-term cash needs, the interest expense on the credit line is typically less than the transaction costs incurred in selling investments. In May 2006 a fixed rate term loan of Cdn. $500,000 (U.S. $442,713) was obtained to fund capital purchases. The interest rate is 6.95% until 2011. Bank indebtedness is collateralized by a general security agreement over the Company’s assets and a collateral mortgage of Cdn. $500,000 on the Dextran Products building in Toronto.

6 | P a g e

     The increase in long-term debt from January 31, 2009 is due to the increase in the value of the Canadian dollar. Repayments during the period have actually decreased long-term debt and capital leases in accordance with their repayment terms.

     Changes in the relative values of the Canadian dollar and the United States dollar occur from time to time and may, in certain instances, materially affect the Company’s results of operations.

Related Party Transactions

     In August 1997, the Company loaned the late Thomas C. Usher, its Vice-Chairman, Director of Research and Development, a member of its Board of Directors and the beneficial owner of greater than 5% of the outstanding common shares of the Company, $691,500 at an interest rate equal to the prime rate of Toronto Dominion Bank plus 1.50% (the “Loan”). The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher. Repayment of the Loan is accomplished by periodic payments and, in the past, bonus payments, if any, granted to Thomas C. Usher as an employee of the Company. The amount outstanding under the Loan as of October 31, 2009 was $310,534, as compared to $299,716 at January 31, 2009, including accrued interest. The Company has taken a cumulative provision of $334,308 against accrued interest on this loan at October 31, 2009 ($323,490 as at January 31, 2009). Obligations with respect to the Loan transferred to the estate of Thomas C. Usher upon his death in February 2005.

     In August 1999, Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the “Receivables”) due to the Company from Novadex Corp. The Receivables have no specific repayment terms. The total outstanding amount of the Receivables as of October 31, 2009 and January 31, 2009 was $31,244. The Company continues to be obligated to make royalty payments to Mr. Usher’s estate pursuant to intellectual property license agreements, and intends to continue to offset such payments against the Receivables. Thomas C. Usher also owed $250,000 to a subsidiary of the Company, Novadex International Limited, as of October 31, 2009, pursuant to a non-interest bearing loan with no specific repayment terms. The outstanding amount of this loan has not changed from January 31, 2009. The amounts continue to remain owing from the estate of Thomas C. Usher, upon his death on February 26, 2005.

7 | P a g e

     As of October 31, 2009, Thomas C. Usher, now through his estate, had pledged 243,263 common shares of the Company as security for these amounts owing to the Company. These common shares had a market value of $85,575 at October 31, 2009, based on the closing price of the Company’s common shares as quoted on the OTC Bulletin Board on October 31, 2009. The Company intends to continue to hold the remaining pledged assets as collateral until the amounts owing discussed above are repaid.

     The Company had a commitment to pay an amount equal to one year’s salary, $110,000, to Thomas C. Usher’s estate. The amount owing on this commitment as at October 31, 2009 is $35,703.

     The Company also has an outstanding loan payable to Ruth Usher, a former director and the widow of Thomas C. Usher. The amount due from the Company pursuant to this loan decreased to $584,434 at October 31, 2009 from $608,293 at January 31, 2009 due to monthly payments by the Company, less interest charges.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Critical Accounting Policies

     The Company’s interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, applied on a consistent basis. The critical accounting policies include the use of estimates of allowance for doubtful accounts, the useful lives of assets and the realizability of deferred tax assets, and are described in more detail in Note 2 to the interim consolidated financial statements and below.

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

     Revenue Recognition

     All of the Company’s revenue is from sales of bulk manufactured products and is recognized when title and risk of ownership of products pass to the customer. Title and risk of ownership pass to the customer pursuant to the applicable sales contract, either upon shipment of product or upon receipt by the customer. Since returns are rare and generally not accepted, management has not made provision for returns. In addition, product sold in bulk quantities is tested, prior to release for shipment, to ensure that it meets customer specifications, and in many cases, customers receive samples for their own testing. Approval is obtained from the customer prior to shipping.

8 | P a g e

     Allowance for Doubtful Accounts

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

9 | P a g e

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exchange Rate Sensitivity

The Company’s operations consist primarily of manufacturing activities located in Toronto, Canada. The Company’s products are sold in North America, Europe and the Pacific Rim.

While the majority of the sales of Dextran Products, the Company’s Canadian operation, are denominated in U.S. dollars, the majority of its expenses are incurred in Canadian dollars. The majority of the assets and liabilities of Dextran Products are denominated in Canadian dollars prior to the currency translation adjustment necessary for preparation of the consolidated financial statements of the Company contained in this report. When the Canadian dollar rises in value relative to the U.S. dollar, the carrying value of the assets and liabilities of Dextran Products as stated in U.S. dollars increases. A rise in the Canadian dollar relative to the U.S. dollar also results in a decrease in gross margins and net income of Dextran Products. Dextran Products also experiences a foreign exchange loss when the Canadian dollar rises in relation to the U.S. dollar because it has a net asset exposure to the U.S. dollar resulting from accounts receivables denominated in United States dollars exceeding U.S. dollar denominated accounts payable and customer deposits. Similarly, a decline in the Canadian dollar relative to the U.S. dollar results in a foreign exchange gain and increased gross margins and net income at Dextran Products.

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

	Expected Maturity Date
								Fair
	10/31/10	10/31/11	10/31/12	10/31/13	10/31/14	Thereafter	Total	Value
				(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn)	439,689	—	—	—	—	—	439,689	451,029
Average interest rate	2.58%	—	—	—	—	—	2.58%
Liabilities:
Long-term debt:
Fixed rate ($Cdn)	45,190	48,700	52,446	56,492	54,983	92,027	349,839	322,143
Average interest rate	9.16%	9.16%	9.17%	9.18%	9.105%	9.00%	9.12%

10 | P a g e

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

	Expected Maturity Date
								Fair
	10/31/10	10/31/11	10/31/12	10/31/13	10/31/14	Thereafter	Total	Value
				(US$ Equivalent)
Assets:
Short-term investments:
Fixed rate ($Cdn)	439,689	—	—	—	—	—	439,689	451,029
Average interest rate	2.58%	—	—	—	—	—	2.58%
Notes receivable:
Variable rate ($US)	22,813	22,508	23,578	24,698	25,871	187,378	306,845	306,845
Average interest rate	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%
Liabilities:
Long-term debt:
Fixed rate ($Cdn)	45,190	48,700	52,446	56,492	54,983	92,027	349,839	322,143
Average interest rate	9.16%	9.16%	9.17%	9.18%	9.05%	9.00%	9.12%
Variable rate ($US)	32,239	33,771	35,375	37,055	38,815	407,179	584,435	584,435
Average interest rate	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%

11 | P a g e

Item 4. Controls and Procedures.

     The Company completed an evaluation as of the end of the period covered by this report under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures cannot be relied upon to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as an when required to ensure that information is accumulated and communicated to our management to allow timely decisions regarding disclosure. Therefore disclosure controls and procedures are not effective for the three months and year to date ended October 31, 2009.

     There have been no changes in the Company’s internal control over financial reporting that occurred in the fiscal quarter and year to date ended October 31, 2009 that has affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

12 | P a g e

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any pending legal proceedings.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.	Defaults Upon Senior Securities
Not applicable.
Item 4.	Submission of Matters to a Vote of Security Holders.
None
Item 5.	Other Information
None.

13 | P a g e

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

14 | P a g e

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 14, 2009

POLYDEX PHARMACEUTICALS LIMITED
(Registrant)

By /s/ George G. Usher
George G. Usher, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By /s/ John A. Luce
John A. Luce, Chief Financial Officer
(Principal Financial Officer)

15 | P a g e

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

16 | P a g e