Form 10-K
period 2010-01-31
POLYDEX PHARMACEUTICALS LTD/BAHAMAS
filed 2010-05-03
CIK 317158

United States Securities and Exchange Commission
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2010

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________

Commission file number 001-8366

POLYDEX PHARMACEUTICALS LIMITED

(Exact name of registrant as specified in its charter)

Commonwealth of the Bahamas	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

421 Comstock Road, Toronto, Ontario, Canada MIL 2H5	(416) 755-2231
(Address of principal executive offices)	Telephone No.

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Shares, par value $0.0167 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ]         No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ]         No [X]

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

 Yes [  ]             No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]             No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,167,681. There were 3,072,846 common shares outstanding as of April 30, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

POLYDEX PHARMACEUTICALS LIMITED

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to statements regarding the Company’s going concern status, continued trading of the common stock on the OTC BB, future growth, results of operations, liquidity and capital resources, expectations of regulatory approvals and the commencement of sales of products. The Company has tried to identify such forward-looking statements by use of words such as “believes,” “anticipates,” “intends,” “plans,” “will,” “should,” “expects” and similar expressions, but these words are not the exclusive means of identifying such statements. The Company cautions that these and similar statements in this Annual Report on Form 10-K and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by various risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, without limitation, deregistration of the Company’s common stock under the Securities Exchange Act of 1934, as amended, changing market conditions, the progress of clinical trials and the results obtained, the establishment of new corporate alliances, the impact of competitive products and pricing, and the timely development, regulatory approval and market acceptance of the Company’s products, as well as the other risks discussed herein, none of which can be assured. The forward-looking statements contained herein speak only as to the date of this report. Except as otherwise required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report on Form 10-K, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

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

Products and Sales

Iron Dextran

Iron Dextran is a derivative of Dextran produced by complexing iron with Dextran. Iron Dextran is injected into most pigs at birth as a treatment for anemia. The Company sells Iron Dextran to independent distributors and wholesalers primarily in Europe, the Far East and Canada. Chemdex, Inc. has United States FDA approval for the manufacture and sale of Iron Dextran for veterinary use. On March 4, 2004, Sparhawk Laboratories Inc. (“Sparhawk”) and Chemdex entered into an exclusive Supply Agreement under which Sparhawk agreed to purchase 100% of its product needs for bulk Iron Dextran solution from Chemdex for a period of 10 years, and Chemdex agreed to sell such products in the United States exclusively to Sparhawk, subject to minimum purchase requirements. Concurrently with the Supply Agreement, the Company sold its finished product veterinary pharmaceutical business to Sparhawk.

Dextran Sulphate

Dextran Sulphate is a specialty chemical derivative of Dextran used in research applications by the pharmaceutical industry and other centers of chemical research. Dextran Sulphate manufactured by the Company is sold primarily to independent distributors and wholesalers in the United States and Europe as analytical chemical applications. This usage requires no regulatory approval.

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

Low Molecular Weight Dextran

The Company is a party to a Research Agreement with the University of British Columbia, and a number of Canadian hospitals. Under the terms of this Research Agreement, the Company agreed to provide equipment and funding for continuing research on a low molecular weight dextran, initially studied for a cystic fibrosis treatment, in exchange for an exclusive worldwide license to manufacture, distribute and sell any products developed from the research. Two patents with respect to research products were issued by the United States Patent and Trademark Office in 1996. U.S. patent number 5,441,938 is held jointly by the University of British Columbia and the Company, and U.S. patent number 5,514,665 is held by the University of British Columbia and licensed to the Company. Rights to the low molecular weight dextran were licensed to BCY LifeSciences, Inc. of Canada in 1999. Under this license agreement, BCY LifeSciences will pay a royalty to both the Company and the University of British Columbia based on sales and sublicensing revenue in return for the exclusive right to sublicense, manufacture, distribute and sell developed products. In February 2005, BCY Lifesciences sublicensed the low molecular weight dextran to ALIGN Pharmaceuticals, a private United States based company.

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

The Company is dependent upon a single source for a certain raw material used in the production of Dextran Sulphate. Such supply was adequate in fiscal year 2010, and no shortages are anticipated in the near term. However, any curtailment in availability of such raw material could be accompanied by production or other delays as well as increased raw material costs, with consequent adverse effect on the Company’s results of operations. The Company has no long-term contracts with any of its suppliers.

Order Book and Seasonality

The Company’s order book as at January 31, 2010 was significantly lower than levels seen in previous years due to the economic slowdown, but slightly better than at January 31, 2009. The bulk product sold by Dextran Products is primarily targeted to the swine industry where modern animal husbandry techniques maintain most animals indoors. Certain producers in less developed countries may raise animals outdoors thereby reducing the amount of product required but such markets are small and decreasing in size as they modernize. Therefore the Company does not believe that such seasonality is material to its financial results as a whole. The Company’s sale of Dextran Sulphate is not subject to seasonality.

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

The only other major supplier of Iron Dextran is located in Denmark, although there exist several smaller European and Chinese sources of Iron Dextran. Dextran Sulphate is manufactured by several manufacturers in Europe. With regard to Iron Dextran and Dextran Sulphate, the Company competes on the basis of quality, service and price.

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

It has come to the attention of management that some producers of Dextran in the world may have focused their attention on other products and may not be producing Dextran anymore. This has resulted in a significant increase in enquiries being received by the Company. All enquiries are actively being investigated and some orders have been booked.

Environmental Compliance

The Company believes that it is in substantial compliance with all existing applicable foreign, federal, state and local environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, earnings or competitive position.

Employees

As of March 31, 2010, the Company employed 21 employees, of whom 13 were engaged in production, 6 in quality control, 2 in administration, marketing and sales activities. None of the Company’s employees is covered by collective bargaining agreements. Management considers its relations with employees to be good.

Research and Development

During the fiscal years ended January 31, 2010, 2009 and 2008, the Company expended $4,486, $35,102 and $135,821 respectively, on research and development, primarily relating to the development of Cellulose Sulphate. Research and development expenditures are a result of additional product development activities performed by the Company, including legal fees related to patent acquisition and maintenance, and is funded outside of its partnership relationships. During the fiscal years ended January 31, 2010, 2009 and 2008, the Company did not recognize any investment tax credit benefits.

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

Segmented Information

The information regarding the geographic distribution of revenue and revenue by significant customer is set forth in Note 17 to the Company’s Consolidated Financial Statements for the fiscal year ended January 31, 2010 under Item 8 Financial Statements and Supplementary Data.

ITEM 1A.	RISK FACTORS

The risks, uncertainties and other factors described below could materially and adversely affect the Company’s business, financial condition, operating results and prospects.

The Company has a history of operating losses. It expects to continue to incur losses and may not continue as a going concern as indicated in the auditor's report and the notes to our financial statements.

The Company has a history of losses and can provide no assurance as to future operating results. As a result of these losses, the Company may exhaust its financial resources and be unable to complete the development of its product candidates.

The Company expects losses to continue for the next few years as it attempts to develop its product candidates, and there is no certainty that the Company will ever become profitable as a result of these expenditures.

The Company’s ability to become profitable depends primarily on the following factors:

•	its ability to bring to market proprietary drugs that are progressing through its development process;
•	its marketing and sales efforts; and
•	its ability to enter into favorable alliances with third-parties who can provide substantial capabilities in clinical development, manufacturing, regulatory affairs, sales, marketing and distribution.

Even if the Company successfully develops and markets its product candidates, the Company may not generate sufficient or sustainable revenue to achieve or sustain profitability.

The Company's failure to continue as a going concern may result in its insolvency or ceasing operations and result in a loss of your investment in the Company.

The Company is planning to deregister with the SEC. Information reported in the past to shareholders may not be available to the same extent or frequency which could result in a decline in our stock price or limit investors ability to trade in our stock.

Shortly following the filing of this Annual Report on Form 10-K, the Company plans to file Form 15 to voluntarily terminate its registration under the Securities Exchange Act of 1934, as amended ("Exchange Act"). The Company has determined that deregistering under the Exchange Act would result in significant time and cost savings to the Company.  This will result in less information about the Company being available to shareholders and investors immediately following the filing of Form 15.

The Company is presently traded on the Pink OTC Markets, Inc. ("Pink Sheets") which does not require Exchange Act registration or the Company to meet the reporting requirements of the Exchange Act. The Company plans to make available information required for its common stock to continue to be traded on the Pink Sheets, but there is no assurance it will do so or that market makers will continue to make a market in the Company's common stock.

The Company’s product development efforts may be reduced or discontinued due to difficulties or delays in clinical trials.

To achieve sustained profitability, the Company must, alone or with corporate partners and collaborators, successfully research, develop and commercialize identified technologies or product candidates, and/or increase sales of higher margin products. These products are also rigorously regulated by the U.S. federal government, particularly the FDA, and by comparable agencies in state and local jurisdictions and in foreign countries. Specifically, each of the following results is possible with respect to any one of the Company’s developmental product candidates: .

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

The Company owns and operates a fermentation plant in Toronto, Ontario, Canada. This plant has the capacity to simultaneously produce both 10% and 20% Iron Dextran at the rate of up to 11,000 liters per week (there are 1.057 quarts in one liter), and 500 kilograms (there are 2.2 pounds in one kilogram) per month of Dextran Sulphate. Current production is approximately 6,000 liters of Iron Dextran per week and approximately 600 kilos of Dextran Sulphate per quarter.

Continuing in fiscal year 2008, management proceeded with expansion of the Company’s facility and modernization of its powder-producing equipment in Toronto in order to increase production capacity and also improve quality for a significant portion of the Company’s powdered products. The Company had embarked upon a major plant refurbishment project that included the purchase and installation of more modern drying equipment with increased throughput. Engineers prepared drawings and permits were issued, allowing construction of a new drying facility to begin in the fourth quarter of fiscal year 2007. The actual drying equipment is now installed and is expected to be operational in the near future. It is expected that improved quality of the finished product will result in new markets becoming available.

ITEM 3.	LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of their property is subject.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of September 12, 2008, the Company’s common shares were delisted from the NASDAQ Capital Market. Subsequent to that date, the shares have been listed and traded on the OTC Bulletin Board through March 2010 and the Pink OTC Markets Inc. The Company’s common shares trade under the symbol “POLXF.”

The reported high and low closing prices of the Company’s common shares as reported on the OTC BB and Pink OTC Markets Inc.,for each full quarterly period within the two most recent fiscal years of the Company were as follows:

Fiscal Year 2010 fiscal quarter ended:	High	Low
April 30, 2009	$0.25	0.16
July 31, 2009	0.40	0.38
October 31, 2009	0.39	0.34
January 31, 2010	0.33	0.17

Fiscal Year 2009 fiscal quarter ended:	High	Low
April 30, 2008	$0.79	0.25
July 31, 2008	1.19	0.35
October 31, 2008	0.88	0.40
January 31, 2009	0.69	0.10

The quotations set out above represent the prices for the specific dates between dealers and do not include retail mark-up, markdown or commission. They do not represent actual transactions.

As of January 31, 2010 there were approximately 338 holders of record of the Company’s common shares.

The Company has paid no dividends in the past and does not consider likely the payment of any dividends in the foreseeable future.

The Company did not sell any unregistered common shares during the fiscal year ended January 31, 2010, did not make any repurchases of its common shares and does not currently have a plan to repurchase any of its common shares.

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

	Fiscal year ended January 31,
	2010	2009	2008	2007	2006

Sales from continuing operations	4,481,174	4,824,906	5,734,858	6,499,287	5,265,209
Net loss from continuing operations	(2,144,735)	(1,591,470)	(885,211)	(260,623)	(1,489,053)
Net loss per common share	(0.70)	(0.52)	(0.29)	(0.09)	(0.49)
Total assets	5,747,689	6,333,916	9,763,270	10,127,298	9,910,445
Long-term borrowings	566,945	890,523	1,033,843	1,058,835	691,178

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Fiscal year 2010 was not a satisfactory one for Polydex Pharmaceuticals Limited. First, the Company continued to be negatively impacted by the slowdown in the worldwide commodity markets, especially by the lowered production in the hog markets, which in turn has reduced demand for a wide range of products that the Company produces. There are however some indications that this area is improving, especially in Europe and the United States which had suffered the greatest declines. Second, the Canadian dollar has continued to increase in value, and since the Company’s sales were largely denominated in United States dollars, while its costs were largely in Canadian dollars, this impacted a large portion of the Company’s costs, especially noticeable re the negative gross margin obtained for the fiscal year. Third, the Company suffered from significant inventory writedowns and production related problems, mainly in the third quarter of fiscal 2010, as noted below. These factors combined to impact our financial results. This included increased utlilization of the line of credit and further reduction of our investment portfolio to meet cash requirements, as well as the significant impairment writedown of our plant and equipment.

     Management continues to work diligently to combat the negative challenges the Company continues to face. Sales efforts are showing some hopeful indicators in the marketplace, especially related to our higher margin powdered products. On the financial side, cost control measures continue to yield even further savings, and efforts to reduce exposure to exchange rate fluctuations have seen some success. Management will continue its efforts to address the difficult situations it faces.

     After the cancellation of the Phase III clinical trials for Ushercell due to inconclusive results, the Company`s share price declined, eventually resulting in the Company`s shares being suspended from trading on the NASDAQ Capital Market on September 12th, 2008 and delisted in December 2008. It is important to note however that this did not have an impact on the core operations or source of funds for the core operations.

     It is not known when results from ongoing research aimed at characterizing the impact of Ushercell on mucosal safety with new endpoints is to be expected. When they are published, the Company will review further opportunities to develop the compound into a commercial product.

     The Company has invested significant cash reserves in refurbishing the Toronto plant, in order to be able to capitalize on the higher margins available for its powdered products line, primarily Dextran and Dextran derivatives, should the market for these products improve.

Chemdex Inc.

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

Results of Operations

Fiscal Year ended January 31, 2010 compared to Fiscal Year ended January 31, 2009 compared to Fiscal Year ended January 31, 2008

				Fiscal Years
	FY 2010	FY 2009	FY 2008	10 v 09	09 v 08
				(% increase (decrease))
Loss before taxes	$(2,144,735)	$(1,644,430)	$(967,155)	(30)%	(70)%
Net Loss	(2,144,735)	(1,591,470)	(885,211)	(35)%	(80)%
Loss per share	(0.70)	(0.52)	(0.29)

The increase in net loss for the fiscal year 2010 as compared to fiscal year 2009 is attributable to two principal causes. First, there was an impairment charge of $1,007,109 (2009 - $550,956) against the long-lived assets of the Company, which was determined on the basis of the Company’s expected future cash flows compared to the current value of the Company’s property and equipment. Second, from an operations aspect, the increase in net loss was impacted by the continued decrease in sales and gross margins, and the continued strengthening of the Canadian dollar as compared to the United States dollar throughout the fiscal year. Because the majority of the Company’s revenue is denominated in United States dollars while the majority of its cost of sales is denominated in Canadian dollars, at its Dextran Products subsidiary, when the value of the Canadian dollar increases in relation to the United States dollar, margins decrease and expenses increase. The average exchange rate used for fiscal 2010 was only slightly worse than that encountered in fiscal 2009 (2.19%) ..

The increase in net loss for the fiscal year 2009 as compared to fiscal year 2008 was due to the same factors as mentioned above for the increased loss from 2009 to 2010.

				Fiscal Years
	FY 2010	FY 2009	FY 2008	10 v 09	09 v 08
				(% increase (decrease))
Sales	$4,481,174	$4,824,906	$5,734,858	(7)%	(16)%

Sales decreased in fiscal year 2010 compared to fiscal year 2009 as a result of decreased demand from existing customers throughout fiscal year 2010. This decline in demand was caused by the general global economic decline which included the decline in the hog markets, especially in Europe. As a cost-saving measure, management determined it was prudent to close the production plant for approximately 3½ weeks during the fourth quarter.

Sales decreased in fiscal year 2009 compared to fiscal year 2008 as a result of decreased demand from existing customers, primarily in the fourth quarter of fiscal year 2009. This decline in demand was caused by the general global economic decline which included the decline in the hog markets, especially in Europe. When the decline in sales orders severely escalated early in the fourth quarter, management determined that as a cost-saving measure, it was prudent to close the production plant for approximately 8 weeks. This resulted in a sales decline of $714,175 for the fourth quarter of fiscal year 2009 compared to the same quarter of fiscal year 2008. Year to date sales for the third quarter of fiscal year 2009 had already been impacted by the general turmoil in the world economy and combined with the reduced sales from the fourth quarter, resulted in an overall sales decline of 16% for fiscal year 2009 compared to the prior fiscal year.

				Fiscal Years
	FY 2010	FY 2009	FY 2008	10 v 09	09 v 08
				(% increase (decrease))
Gross profit (loss)	$(91,725)	$31,903	$375,064	(388)%	(91)%
Percentage of sales	(2.0)%	0.7%	6.5%

The negative gross profit in fiscal year 2010 resulted from a 7% decrease in sales, combined with production related factors that occurred in the third quarter of fiscal year 2010. This included an equipment breakdown that resulted in the loss of an expensive raw material, the reworking of a number of batches of powdered product, and the writeoff of unsatisfactory product, all of which directly affected gross profit adversly. In addition, the sales mix did not favor our higher margin powdered products.

The decrease in gross profit in fiscal year 2009 resulted from decreased sales, especially during the fourth quarter, production problems incurred in the third quarter, and the plant closure that took place during the fourth quarter. Though significant savings resulted from the plant closure in production related areas such as plant labor, utilities and raw materials, ongoing costs such as realty taxes, depreciation and some utility costs were still incurred.

.

				Fiscal Years
	FY 2010	FY 2009	FY 2008	10 v 09	09 v 08
				(% increase (decrease))
Selling, promotion, general and administrative expenses	$965,593	$1,071,734	$1,211,172	(10)%	(11)%

In fiscal year 2010, as in fiscal year 2009, management continued its efforts to reduce overall selling, promotion and general and administrative expenses. The most significant reductions occurred in audit fees, administrative wages, office supplies and investor communications.

In fiscal year 2009, management continued to reduce overall selling, promotion and general and administrative expenses. The most significant reductions occurred in administrative wages, insurance, options expense, and selling and promotion costs. Reporting costs were also reduced as a result of being suspended from listing in September 2008

				Fiscal Years
Research and development	FY 2010	FY 2009	FY 2008	10 v 09	09 v 08
				(% increase (decrease))
Research and development Expenditures	$4,486	$35,102	$135,821	(87)%	(74)%

In fiscal year 2010 all of the Company’s research into Ushercell was halted, with only some patent expenses being incurred and paid. Further patent fees are also being curtailed. It is not known when results from ongoing research aimed at characterizing the impact of Ushercell on mucosal safety with new endpoints can be expected. At this point, when any new information becomes available, the Company will assess the potential commercial viability of the compound before investing in further research or development. Since the cessation of the clinical trials for Ushercell, the Company has been reviewing the other projects in its portfolio and actively pursuing their potential for creating new market opportunities.

In fiscal year 2009, the Company continued to reduce its research and development expenditures. Final payments were made with respect to clinical studies related to the Ushercell project, and a small amount was expended on process improvement projects related to the Company’s ongoing product lines. Patent fees were reduced to the minimum necessary to maintain only certain existing patent rights.

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

				Fiscal Years
	FY 2010	FY 2009	FY 2008	10 v 09	09 v 08
				(% increase (decrease))
Depreciation and amortization expense	$429,683	$549,376	$559,866	(22)%	(2)%

The significant decrease in depreciation and amortization for fiscal year 2010 is due primarily to the impairment writedown incurred at the end of fiscal year 2009. Depreciation will continue to decrease in future years due to the additional writedown for fiscal year 2010, as well as more assets becoming fully depreciated. Included in depreciation and amortization expense are allocations to cost of goods sold in the amount of $412,237 for fiscal year 2010 (2009 - $514,899; 2008 - $519,787).

The small decrease in depreciation and amortization for fiscal year 2009 is due primarily to the small decrease in average value of the Canadian dollar for the year, compared to fiscal 2008.

				Fiscal Years
	FY 2010	FY 2009	FY 2008	10 v 09	09 v 08
				(% increase (decrease))
Interest expense	$54,623	$66,714	$96,818	(18)%	(31)%

The decrease in interest expense in fiscal year 2010 is due to decreased interest rates compared to fiscal year 2009, which were in effect for the entire 2010 fiscal year, as well as the continued decrease in other long-term debt and capital obligations.

The decrease in interest expense in fiscal year 2009 is primarily due to the same factors as above.

				Fiscal Years
	FY 2010	FY 2009	FY 2008	10 v 09	09 v 08
				(% increase (decrease))
Foreign exchange loss (gain)	$112,584	$(77,818)	$43,256	245%	280%

In fiscal year 2010, the Company experienced an overall foreign exchange loss due to Dextran Products’ exposure to the United States dollar, especially with the increase in value of the Canadian dollar relative to the United States dollar throughout most of the 2010 fiscal year compared to its value in fiscal 2009. During fiscal year 2010 Dextran Products generally had a net asset exposure to the United States dollar because accounts receivable balances denominated in United States dollars normally exceeded its United States dollar denominated intercompany payables.

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

				Fiscal Years
	FY 2010	FY 2009	FY 2008	10 v 09	09 v 08
				(% increase (decrease))
Impairment of property and equipment	$899,503	$550,956	----	63%	----

      As discussed above, the Company has determined that an additional charge of $899,503 in fiscal year 2010 is appropriate to more accurately align the value of the Company’s plant and equipment with the value of future cash flows that are expected to be earned by those capital assets.

				Fiscal Years
	FY 2010	FY 2009	FY 2008	10 v 09	09 v 08
				(% increase (decrease))
Impairment of due from shareholder loan	$15,000	----	----	100%	----

The Company has determined that a charge of $15,000 in fiscal year 2010 is appropriate to recognize a decrease in the collectability of the loan to the shareholder. The Company will continue to monitor the collateral associated with this loan, which includes the license agreement for the manufacture of Iron Dextran mentioned above, and will make future adjustments as appropriate.

				Fiscal Years
	FY 2010	FY 2009	FY 2008	10 v 09	09 v 08
				(% increase (decrease))
Interest and other income	$11,188	$10,359	$184,821	8%	(94)%

The increase in interest and other income in fiscal year 2010 resulted primarily from there being no significant loss on disposal as occurred in fiscal year 2009 as noted below. Actual investment income was lower in fiscal 2010 due to the reduction in investments available for sale, partially offset by the increased value of the Canadian dollar.

Interest and other income declined significantly in fiscal year 2009 compared to fiscal year 2008 due to the loss realized on disposal of shares included in the investments available for sale. This loss is partially offset by the gain shown in comprehensive income. The decrease is also due to the lower interest rates experienced during fiscal 2008 applicable to the due from shareholder amount.

				Fiscal Years
	FY 2010	FY 2009	FY 2008	10 v 09	09 v 08
				(% increase (decrease))
Recovery of income taxes	---	$(52,960)	$(81,944)	---	(35)%

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

Liquidity and Capital Resources

As of January 31, 2010, the Company had cash of $6,936, compared to cash of $327,857 at January 31, 2009. In fiscal year 2010, the Company expended cash of $589,723 in its operating activities, compared to expending $251,128 for fiscal year 2009 and $297,899 for fiscal year 2008. Depreciation and amortization continues to be a large non-cash expense of the Company, as are the impairment provisions that occurred in fiscal years 2009 and 2010.

Working capital decreased to $443,915, and the current ratio decreased to 1.26 to 1 as of January 31, 2010, compared to $1,359,946 and 3.19 to 1 as of January 31, 2009. Again, this significant decline was impacted by the reclassification of the equipment loan as noted below.

As at January 31, 2010 and 2009, the Company had no commitments for capital expenditures related to the plant refurbishment at Dextran Products in Toronto.

At January 31, 2010, the Company had accounts receivable of $535,896 and inventory of $1,184,218, compared to $161,858 and $1,003,623, respectively, at January 31, 2009. The lower amount in accounts receivable and inventory at January 31, 2009 was due to the plant closure and related lower volume of sales in the fourth quarter of that fiscal year. At January 31, 2010, the Company had accounts payable of $539,933, compared to $150,965 at January 31, 2009. The lower amount as at January 31, 2009 was due primarily to the lowered production costs as a result of the plant closure and related lower sales in the fourth quarter of that fiscal year. During fiscal year 2010, capital expenditures totaled $68,327, as compared to $56,401 in fiscal year 2009.

As at January 31, 2010, the Company’s investments consisted of a short-term fixed income fund and a global fixed income bond fund, both denominated in Canadian dollars. Unrealized gains and losses will occur as the market interest rates and investment valuations vary. Management does not expect significant gains or losses in the future due to the relatively short term to maturity of the nature of these funds. Management plans to convert a portion of these investments to cash as needed for working capital.

The change in accumulated other comprehensive income of the Company is almost entirely attributable to the currency translation adjustment of Dextran Products. Dextran Products’ functional currency is the Canadian dollar. This currency translation adjustment arises from the translation of Dextran Products’ financial statements to United States dollars.

Dextran Products had a Cdn. $250,000 (U.S. $233,798) (2009 – U.S. $203,000) line of credit, of which $235,768 was utilized at January 31, 2010 (2008 & 2009 – Nil). This line of credit bears interest at the Canadian banks’ prime lending rate plus 1.00% (2010 – 3.25%; 2009 – 3.40%) and is repayable on demand. This indebtedness is collateralized by a general security agreement over the Company’s assets and a collateral mortgage of Cdn. $500,000 on the Dextran Products building in Toronto.

The bank indebtedness agreement contains two covenants related to the operations at the Dextran Products facility in Toronto, Canada. First, there is a Debt to Tangible Net Worth ratio, which requires a maximum of 125%. As at January 31, 2010, prior to the reclassification noted above, the Company met this requirement with a ratio of 42% (2009 – 16%). Second, there is a Debt Service Coverage Ratio, which requires a minimum ratio of 120%. Due to the operating loss incurred in fiscal year 2010, prior to the reclassification noted above, the Company did not meet this ratio test, as the loss created a significant negative ratio of 1686% (2009-negative 990%) As a result of this covenant failure, the Company’s line of credit has been reduced to Cdn $250,000 (USD $233,798) since the first quarter of fiscal year 2009, and a waiver, which had been granted by the bank in prior years, was not granted by the bank at January 31, 2010. This default by the Company related to this covenant has required the entire balance of the equipment loan to be reclassified from a long-term liability to a current liability on the balance sheet as at January 31, 2010.

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

Management’s Plan to Improve the Results of Operations.

As at January 31, 2010, there were certain negative financial indicators reflected in our financial statements. These include an accumulated deficit of $21,515,449, a loss of $2,144,735 for the year, cash used in operations of $589,723, the plant shutdown in the fourth quarter, and the inability of its subsidiary, Dextran Products Limited, to meet its bank’s lending covenants as noted above. The Company has also determined that an impairment charge was necessary to align the carrying value of its property and equipment with the value of expected future cash flows. To assess the value of the impairment, the Company compared the carrying values of its building and production equipment to the value of estimated future cash flows to be expected from the utilization of these assets over their expected useful life, and determined the assets were further impaired by an amount of $1,007,109 (2009 - $489,197)

These negative results are due to extreme fluctuations in the value of the Canadian dollar versus the US Dollar as previously discussed, the relatively low margin of the main product base, Iron Dextran, the decreased sales due primarily to the general economic slowdown, especially related to the hog markets worldwide, and inventory writedowns and production problems primarily in the third quarter of fiscal year 2010.

To offset these poor results the Company continues to focus on its active program to improve results with the following activities:

As a result of the dramatic impact of exchange rates during the year, the Company has continued to aggressively seek cost reductions in all areas of its operations. Cost reductions have been achieved in most areas including raw material pricing, plant repairs, as well as insurance, legal, audit and reporting costs. Payroll reductions have been implemented, with reductions in management compensation and the implementation of shorter plant hours of work when appropriate. The plant was also shutdown for approximately 3½ weeks in the fourth quarter, resulting in cash savings. These cost control initiatives are ongoing and will continue to be of benefit to the Company.

The Company’s operating division, Dextran Products, also conducts weekly meetings with Production and Quality Control to monitor all production processes and batch yields to ensure they are maximized.

In fiscal year 2011, management intends to continue its focus on the core business of Dextran Products that have historically been the backbone of the company. It has come to the attention of the Company that some other producers of Dextran and Dextran derivatives in the world have refocused their attention on other products and are no longer producing Dextran and Dextran derivatives. This has led to an increase in interest in the Company as a potential supplier of this type of product, and the Company is actively responding to these enquiries. These are powdered products and as such present the possibility of increased sales of higher margin product if they result in confirmed orders. At this time there have been a small number of sales, along with a significant number of enquiries regarding our powdered products.

The Company is well positioned to take advantage of increased interest in these powdered products as a result of having invested, over the past several years, in state of the art drying equipment. This new drying equipment is now installed and is presently being qualified. This last step requires the preparation of manuals and documents to ensure consistent operation and therefore production of the highest quality product. This should in turn ensure that the Company is capable of supplying product to large pharmaceutical companies who have expressed such an interest.

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

Related Party Transactions

In August 1997, the Company loaned Thomas C. Usher, formerly its Vice-Chairman, Director of Research and Development, a member of its Board of Directors and the beneficial owner of greater than 5% of the outstanding common shares of the Company, $691,500 at an interest rate equal to the United States’ bank prime rate plus 1.50% (the “Loan”). The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher. Repayment of the Loan is accomplished by periodic payments and through offsets by the Company against royalty payments due Thomas C. Usher pursuant to intellectual property license agreements and, in the past, bonus payments, if any, granted to Thomas C. Usher as an employee of the Company. The amount outstanding under the Loan as of January 31, 2010 was $314,266, as compared to $299,716 at January 31, 2009, including accrued interest. The Company has taken a cumulative provision of $353,041 against this loan and other amounts described below as at January 31, 2010 (2009 - $323,490). This includes an additional amount of $15,000 as shown on the statement of operations, which the Company has determined necessary due to the decreasing life of the patent whose royalties are being used to reduce this Loan receivable. Thomas C. Usher passed away on February 26, 2005. Obligations with respect to the Loan transferred to the estate of Thomas C. Usher. The Company continues to be obligated to make royalty payments pursuant to the license agreements, and intends to continue to offset such payments against the Loan.

In August 1999, Thomas C. Usher personally assumed all of the assets and liabilities of Novadex Corp., including the balance of receivables (the “Receivables”) due to the Company from Novadex Corp. The Receivables have no specific repayment terms. The total outstanding amount of the Receivables as of January 31, 2010 was $706, as compared to $31,244 at January 31, 2009. Thomas C. Usher also owed $250,000 to a subsidiary of the Company, Novadex International Limited, as of January 31, 2010, pursuant to a non-interest bearing loan with no specific repayment terms. The outstanding amount of this loan has not changed from January 31, 2009. The amounts continue to remain owing from the estate of Thomas C. Usher.

As of January 31, 2010, Thomas C. Usher, now through his estate, has pledged 243,263 common shares of the Company as security for these amounts owing to the Company. These common shares had a market value of $60,816 at January 31, 2010, based on the closing price of the Company’s common shares on the Pink Sheets quotation service on January 31, 2010. George Usher did not purchase any shares from the estate during fiscal year 2010. During the third quarter of fiscal year 2009, George Usher, Chief Executive Officer of the Company, purchased 27,500 shares of the Company from the estate for a cost of $16,500, based on the share market price at the time of purchase. Proceeds were used to reduce the shareholder loan owing to the Company. The Company intends to continue to hold the pledged assets as collateral until the amounts owing discussed above are repaid.

The Company had a commitment to pay an amount equal to one year’s salary, $110,000, to Thomas C. Usher’s estate. The amount owing on this commitment as at January 31, 2010 is $35,703 (2009 - $36,297).

The Company also has an outstanding loan payable to the estate of Ruth Usher, a former director and widow of Thomas C. Usher, who passed away in July 2008. The amount due from the Company pursuant to this loan decreased to $576,368 at January 31, 2010 from $608,316 at January 31, 2009 due to monthly payments by the Company exceeding interest charges. The Company is required to make blended monthly payments of $5,000 on this loan, and is current in its payments.

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

Recent Accounting Pronouncements

(a)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified under Accounting Standards Codification (“ASC”) Topic 105-10, which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. ASC Topic 105- 10 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Upon adoption of this guidance under ASC Topic 105-10, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The guidance under ASC Topic 105-10 became effective for the Company as of September 30, 2009. References made to authoritative FASB guidance throughout the consolidated financial statements have been updated to the applicable Codification section.

(b)

On October 10, 2008, the FASB issued FASB ASC 820-10-35 (Previously known as: (FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.”) which was effective upon issuance, including periods for which financial statements have not been issued. It clarified the application of FASB ASC 820-10 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of this FSP did not have a material impact on the Company’s consolidated financial position and results of operations.

(c)

In April 2009, the FASB issued FASB ASC 820-10-65 (Previously known as: FSP 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards FASB ASC 820-10 (Prior authoritative literature: (SFAS) No. 157 “Fair Value Measurements”). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP for its quarter ended April 30, 2009. The adoption has no impact on the Company’s consolidated financial statements.

(d)

In 2008, the FASB issued FASB ASC 815-40 (Previously known as: EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock). FASB ASC 815-40 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in FASB ASC 810-10-15 (Prior authoritative literature: paragraph 11(a) of SFAS 133). The adoption of FASB ASC 815-40 effective February 1, 2009 did not have any impact on the Company’s consolidated financial statements

(e)

In December 2007, the FASB issued FASB ASC 805-10 (Prior authoritative literature: SFAS No. 141 (revised 2007), “Business Combinations”, which replaces FASB Statement No. 141). FASB ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FASB ASC 805-10 will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The adoption of FASB ASC 805-10 did not have an impact on the Company’s consolidated financial position and results of operations although it may have a material impact on accounting for business combinations in the future which cannot currently be determined.

(f)

In April 2009, the FASB issued FASB ASC 805-10-05 (Previously known as: Statement No. 141(R)-1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies"). For business combinations, the standard requires the acquirer to recognize at fair value an asset acquired or liability assumed from a contingency if the acquisition date fair value can be determined during the measurement period. The adoption of FASB ASC 805-10-05 as of February 1, 2009 did not have an impact on the Company's consolidated financial position and results of operations, however it may have a material impact in the future which cannot currently be determined

(g)

In April 2009, the FASB issued FASB ASC 825-10-50 (Previously known as: FASB Staff Position No. FAS 107-1) and FASB ASC 270-10-05 (Prior authoritative literature: APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,”) which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this pronouncement as of May 1, 2009 and it did not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning February 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning February 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

(h)

In May 2009, the FASB issued FASB ASC 855-10 (Previously known as: SFAS No. 165, “Subsequent Events”) FASB ASC 855-10 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, FASB ASC 855-10 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. FASB ASC 855-10 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The guidance under ASC Topic 855-10 became effective for the Company for the period ending July 31, 2009

In February 2010, FASB issued ASU 2010-09 Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

The Company is evaluating the impact, if any, the adoption of ASU 2010-09 will have on its consolidated financial statements.

(i)

In June 2009, the FASB issued ASC 810, “Consolidation” (ASC 810), which changes the approach in determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. ASC 810 is effective for annual periods beginning after November 15, 2009. The Company is evaluating the impact, if any, the adoption of ASC 810 will have on its consolidated financial statements.

In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The Company is currently assessing the impact of adoption on its consolidated financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Sensitivity

The Company’s operations consist of manufacturing activities in Canada. The Company’s products are sold in North America, Europe and the Pacific Rim. While the majority of the sales of Dextran Products, the Company’s Canadian operation, were denominated in United States dollars, the majority of its expenses were incurred in Canadian dollars. The majority of the assets and liabilities of Dextran Products are denominated in Canadian dollars prior to the currency translation adjustment necessary for preparation of the financial statements of the Company contained in this report. When the Canadian dollar rises in value relative to the United States dollar, the carrying value of the assets and liabilities of Dextran Products as stated in United States dollars increases. A rise in the Canadian dollar relative to the United States dollar also results in a decrease in gross margins and net income of Dextran Products. Dextran Products also experiences a foreign exchange gain when the Canadian dollar rises in relation to the United States dollar because it has a net asset exposure to the United States dollar resulting from accounts receivable balances denominated in United States dollars normally exceeding its United States dollar denominated intercompany payables. Similarly, a decline in the Canadian dollar relative to the United States dollar results in a foreign exchange loss and increased gross margins and net income at Dextran Products. Management monitors currency fluctuations to ensure that an acceptable margin level at Dextran Products is maintained. Management has the ability, to some extent, to adjust sales prices to maintain an acceptable margin level, and is endeavoring to arrange with some of its customers to have future sales transactions denominated in Canadian dollars to reduce this exposure.

The following table presents information about the Company’s financial instruments other than accounts receivable that are sensitive to changes in foreign currency exchange rates. All financial instruments are held for other than trading purposes. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Though the long term equipment loan has been reclassified as a current liability as at January 31, 2010, it was felt that inclusion on this chart as part of long term liabilities would be more informative to the user.

		Expected Maturity Date
								Fair
	1/31/11	1/31/12	1/31/13	1/31/14	1/31/15	Thereafter	Total	Value
				(US$ Equivalent)

Assets:

Short-term investments:
Fixed rate ($Cdn.)	358,478	—	—	—	—	—	358,478	368,061
Average interest rate	2.54%	—	—	—	—	—	2.54%

Marketable securities:
Fixed rate ($Cdn.)	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—

Liabilities:

Long-term debt:
Fixed rate ($Cdn.)	48,660	52,399	56,432	60,789	57,096	82,551	357,928	312,052
Average interest rate	7.34%	7.35%	7.36%	7.38%	6.95%	6.95%	7.22%

Interest Rate Sensitivity

The Company has interest earning assets consisting of investment grade or higher short-term commercial paper and medium-term fixed income instruments. A significant portion of the Company’s debt is at fixed rates. The variable rate debt represents the shareholder loan payable, which is partially offset with the shareholder loan receivable. Both of these financial instruments carry the same interest rate. As such, the Company has no significant risk exposure to changes in interest rates. The following table presents information about the Company’s financial instruments that are sensitive to changes in interest rates. All financial instruments are held for other than trading purposes. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Though the long term equipment loan has been reclassified as a current liability as at January 31, 2010, it was felt that inclusion on this chart as part of long term liabilities would be more informative to the user.

		Expected Maturity Date
								Fair
	1/31/11	1/31/12	1/31/13	1/31/14	1/31/15	Thereafter	Total	Value
				(US$ Equivalent)

Assets:

Short-term investments:
Fixed rate ($Cdn.)	358,478	—	—	—	—	—	358,478	368,061
Average interest rate	2.54%	—	—	—	—	—	2.54%

Marketable securities:
Fixed rate ($Cdn.)	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—

Notes receivable:
Variable rate ($US)	15,072	15,788	16,538	17,324	18,147	231,397	314,266	314,266
Average interest rate	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%

Liabilities:

Long-term debt:
Fixed rate ($Cdn.)	48,660	52,399	56,432	60,789	57,096	82,551	357,928	312,052
Average interest rate	7.34%	7.35%	7.36%	7.38%	6.95%	6.95%	7.22%
Variable rate ($US)	32,623	34,172	35,795	37,496	39,277	397,006	576,369	576,369
Average interest rate	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Polydex Pharmaceuticals Limited
Quarterly Financial Highlights
January 31, 2010
(Expressed in United States dollars)

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
	2010	2009	2010	2009	2010	2009	2010	2009
Sales from continuing operations	1,069,475	934,454	1,153,776	1,373,963	1,232,799	1,296,704	1,030,161	1,219,785
Gross profit (Loss)	(172,329)	(223,286)	77,526	(200,713)	(199,615)	191,906	207,730	263,996
Net loss from continuing operations	(1,370,664)	(1,030,593)	(216,442)	(418,680)	(503,902)	(169,535)	(53,727)	(25,622)
Net loss per common share	(0.45)	(0.34)	(0.07)	(0.014)	(0.17)	(0.04)	(0.02)	(0.01)

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Polydex Pharmaceuticals Limited

We have audited the accompanying consolidated balance sheets of Polydex Pharmaceuticals Limited as of January 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended January 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polydex Pharmaceuticals Limited as of January 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2010 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 1 to the financial statements, the continuance of the Company is dependent on its future profitability and the ongoing support of its stockholders, affiliates and creditors. This raises substantial doubt about it ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Since the accompanying consolidated financial statements have not been prepared in accordance with generally accepted accounting principles and standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.

"SCHWARTZ LEVITSKY FELDMAN LLP"
Toronto, Ontario, Canada	Chartered Accountants
March 31, 2010	Licensed Public Accountants

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Balance Sheets
(Expressed in United States dollars)

	January 31	January 31
	2010	2009
Assets
Current assets:
Cash and cash equivalents (note 3)	$6,936	$327,857
Investments available for sale (note 7)	368,061	381,457
Trade accounts receivable (note 19)	535,896	161,858
(Allowance for doubtful accounts nil, 2009 nil)
Inventories (note 4)	1,184,218	1,003,623
Prepaid expenses and other current assets	59,205	106,221
Total current assets	2,154,316	1,981,016
Property, plant and equipment, net (note 5)	3,352,011	4,057,959
Patents and intangible assets, net (note 6)	29,431	37,471
Due from estate of former shareholder (note 8)	211,931	257,470
	$5,747,689	$6,333,916
Liabilities and Shareholders' Equity
Current liabilities:
Bank indebtedness (note 9)	$235,768	$-
Accounts payable	539,933	150,965
Accrued liabilities (note 11)	474,391	296,538
Customer deposits	92,932	92,932
Current portion of long-term debt (note 10a)	332,617	35,336
Current portion of capital lease obligations (note 10b)	4,760	15,299
Current portion of due to shareholder (note 8)	30,000	30,000
Total current liabilities	1,710,401	621,070
Long-term debt (note 10a)	1,350	291,305
Capital lease obligations (note 10b)	19,200	20,902
Due to shareholder (note 8)	546,395	578,316
	566,945	890,523
Total liabilities	2,277,346	1,511,593
Going concern (note 1)
Related party transactions (note 8)
Commitments and contingencies (note 21)
Shareholders' equity:
Capital stock (note 12)
Authorized:
100,000 Class A preferred shares of $0.10 each
899,400 Class B preferred shares of $0.0167 each
10,000,000 common shares of $0.0167 each
Issued and outstanding:
899,400 Class B preferred shares (January 31, 2008 - 899,400)	15,010	15,010
3,072,846 common shares (January 31, 2008 - 3,072,846)	51,185	51,185
Contributed surplus	23,547,736	23,527,576
Deficit	(21,515,449)	(19,370,714)
Accumulated other comprehensive income (note 20)	1,371,861	599,266
	3,470,343	4,822,323
	$5,747,689	$6,333,916

See accompanying notes.
On behalf of the Board:
	Derek Lederer, Director	Joseph Buchman, Director

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Shareholders' Equity
(Expressed in United States dollars)

Years ended January 31, 2010, 2009 and 2008

					Accumulated
					Other	Total
	Preferred	Common	Contributed		Comprehensive	Shareholders'
	Shares	Shares	Surplus	Deficit	Income (Loss)	Equity
	$	$	$	$	$	$
Balance, January 31, 2007	15,010	51,185	23,483,659	(16,894,033)	702,493	7,358,314
Common share options issued			15,495			15,495
Comprehensive income:
Net loss for the year				(885,211)		(885,211)
Unrealized gain on investments available for sale					3,702	3,702
Currency translation adjustment					1,191,966	1,191,966
Balance, January 31, 2008	15,010	51,185	23,499,154	(17,779,244)	1,898,161	7,684,266
Common share options issued			28,422			28,422
Comprehensive income:
Net loss for the year				(1,591,470)		(1,591,470)
Unrealized gain on investments available for sale					27,269	27,269
Currency translation adjustment					(1,326,164)	(1,326,164)
Balance, January 31, 2009	15,010	51,185	23,527,576	(19,370,714)	599,266	4,822,323
Common share options issued			20,160			20,160
Comprehensive income:
Net loss for the year				(2,144,735)		(2,144,735)
Unrealized gain on investments available for sale					11,957	11,957
Currency translation adjustment					760,638	760,638
Balance, January 31, 2010	15,010	51,185	23,547,736	(21,515,449)	1,371,861	3,470,343

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in United States dollars)

Year ended January 31	2010	2009	2008
	$	$	$
Sales	4,481,174	4,824,906	5,734,858
Cost of goods sold	4,572,899	4,793,003	5,359,794
Gross profit (loss)	(91,725)	31,903	375,064
Expenses
General and administrative (note 12b)	907,636	1,004,167	1,126,269
Selling and promotion	57,957	67,567	84,903
Interest expense,net (note 8)	54,623	66,714	96,818
Depreciation	17,446	34,477	39,973
Research and development (note 14)	4,486	35,102	135,821
Foreign exchange loss (gain)	112,584	(77,818)	43,256
Loss (gain) on sale of assets	(5,037)	5,527	-
Cash surrender value of life insurance	-	-	(81,045)
Impairment of property, plant and equipment	899,503	550,956	-
Impairment of due from shareholder	15,000	-	-
Interest and other income	(11,188)	(10,359)	(103,776)
Total expenses	2,053,010	1,676,333	1,342,219
Loss before income taxes	(2,144,735)	(1,644,430)	(967,155)
Recovery of income taxes (note 15)	-	(52,960)	(81,944)
Loss for the year	(2,144,735)	(1,591,470)	(885,211)
Unrealized gain on investments available for sale	11,957	27,269	3,702
Currency translation adjustment	760,638	(1,326,164)	1,191,966
Comprehensive income (loss) for the period	(1,372,140)	(2,890,365)	310,457
Per share information:
Loss per common share:
Basic	(0.70)	(0.52)	(0.29)
Diluted	(0.70)	(0.52)	(0.29)
Weighted average number of common shares used in
computing net loss per share for the period:
Basic	3,072,846	3,072,846	3,072,846
Diluted	3,072,846	3,072,846	3,072,846

See accompanying notes.

POLYDEX PHARMACEUTICALS LIMITED

Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Year ended January 31	2010	2009	2008
	$	$	$
Cash provided by (used in):
Operating activities:
Net loss for the period	(2,144,735)	(1,591,470)	(885,211)
Add (deduct) items not affecting cash:
Depreciation and amortization	429,683	549,376	559,866
Deferred income taxes (Recovery) (note 15)	-	(52,960)	(83,317)
(Gain) Loss on disposal of equipment	(5,037)	5,527	-
Licence fee charged to due from shareholder (note 14)	30,539	32,769	70,280
Interest on shareholder loan	-	(18,895)	(28,998)
Options issued in exchange for services (note 12b)	20,160	28,422	15,495
Impairment of property, plant and equipment	899,503	550,956	-
Impairment of Due to shareholder	15,000	-	-
Net change in non-cash working capital balances related to operations (note 16)	165,164	245,147	53,986
Cash used in operating activities	(589,723)	(251,128)	(297,899)
Investing activities:
Additions to property, plant and equipment	(68,327)	(56,401)	(1,486,866)
Decrease in due from shareholder	-	12,826	38,504
Decrease in accrued interest on investments	-	-	3,020
Proceeds of investments available for sale	78,779	376,566	805,582
Proceeds from sale of equipment	5,037	-	-
Cash provided by (used in) investing activities	15,489	332,991	(639,760)
Financing activities:
Repayment of long-term debt	(39,140)	(37,770)	(36,932)
Repayment of capital lease obligations	(16,894)	(16,199)	(5,220)
Decrease in due to shareholder	(31,921)	(50,253)	(20,740)
Increase in long-term bank indebtedness	235,768	-	-
Cash used in financing activities	147,813	(104,222)	(62,892)
Effect of exchange rate changes	105,500	(118,354)	84,126
Net decrease in cash and cash equivalents	(320,921)	(140,713)	(916,425)
Cash and cash equivalents, beginning of year	327,857	468,570	1,384,995
Cash and cash equivalents, end of year	6,936	327,857	468,570
Cash and cash equivalents is comprised of the following:
Cash	6,936	327,857	171,625
Short-term deposits	-	-	296,945
	6,936	327,857	468,570

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

Subsequent events have been evaluated up to May 3, 2010, the date of filing the Company's 10K.

GOING CONCERN

These consolidated financial statements have been prepared on going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future, For the fiscal year ended January 31, 2010, the Company has generated a consolidated net loss of $2,144,735 (2009-$1,591,470) and realized a negative cash flow from operating activities of $589,723 (2009 - $251,128). There is an accumulated deficit of $21,515,449 (2009 - $19,370,714) The Company, through its wholly-owned subsidiary Dextran Products Limited, is also in violation of its debt service loan covenant related to the bank term loan of $332,280 (Cdn$355,307), which has resulted in the reclassification of this loan as a current liability as at January 31, 2010. This default had been waived by the bank subsequent to fiscal year ends 2009 and 2008. The Company has positive working capital of $443,915 as at January 31, 2010 (2009 - $1,359,946).

Management has undertaken the following initiatives that it believes will be instrumental in leading to more profitable operations:

•	Continued cost reductions relating to direct cost areas, including raw material pricing, and tighter control of plant hours of work (including the plant shutdown in the fourth quarter).
•	Where possible, converting customer invoicing to Canadian dollars, resulting in reduced foreign exchange exposures for the Canadian operations.
•	Continued emphasis on control of operational processes, combined with tighter criteria with respect to acceptance of returned goods for arbitrary inadequacies.
•	Continued cost reductions relating to administrative and overhead expenses, including audit fees, insurance, and reporting costs.
•	Immediate follow up and more aggressive pricing related to the significantly increased volume of enquiries and requests for samples.

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

Comprehensive income

The Company discloses comprehensive income in their financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to shareholders' equity, such as foreign currency translation adjustments.

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

Derivative financial instruments

The Company's Canadian subsidiary from time to time enters into foreign exchange contracts from time to time, to manage exposure to currency rate fluctuations related to expected future cash flows. The Company does not engage in speculative trading of derivative financial instruments. The foreign exchange contracts are not designated as hedging instruments, and as a result all foreign exchange contracts are marked to market and the resulting gains and losses are recorded in the consolidated statements of operations in each reporting period. Unrealized gains and losses are included in accrued liabilities in the consolidated balance sheets and in net change in non-cash working capital balances related to operations in the consolidated statements of cash flows. For fiscal year 2010 the Company has not entered into any derivative financial instruments.

Income taxes

The Company accounts for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statement or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

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

Stock options

The Company uses the fair value accounting to apply recognition provisions to its employee stock options granted, modified or settled. Compensation expense is recorded at the date stock options are granted. The amount of compensation expense is determined by estimating the fair value of the options granted using the Black-Scholes option pricing model.

Loss per common share

Basic loss per common share is computed using the weighted average number of shares outstanding of 3,072,846 for the year ended January 31, 2010 (2009 & 2008 - 3,072,846). Diluted loss per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares, using the treasury stock method, attributed to outstanding options to purchase common stock. No incremental shares in 2010, 2009, or 2008 were used in the calculation of diluted loss per common share. Options to purchase of 254,397, 138,761, and 63,699 common shares in 2010, 2009 and 2008, respectively, were not included in the computation of diluted loss per common share because their effect was anti-dilutive.

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	2010	2009
	$	$

Cash	6,936	327,857
	6,936	327,857

4. INVENTORIES

Inventories consist of the following:

	2010	2009
	$	$

Finished goods	757,335	626,058
Work-in-process	143,570	135,966
Raw materials	283,313	241,599
	1,184,218	1,003,623

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	2010			2009
			Net			Net
		Accumulated	book		Accumulated	book
	Cost	depreciation	value	Cost	depreciation	value
	$	$	$	$	$	$

Land and buildings	4,820,640	1,218,202	3,602,438	4,314,500	976,493	3,338,007
Machinery and equipment	9,433,144	8,187,265	1,245,879	8,173,744	6,964,595	1,209,149
	14,253,784	9,405,467	4,848,317	12,488,244	7,941,088	4,547,156
Less: Impairment
Adjustment	(1,496,306)		(1,496,306)	(489,197)		(489,197)
	12,757,478	9,405,467	3,352,011	11,999,047	7,941,088	4,057,959

As stated in the Going Concern note above, the Company’s operations resulted in several negative financial indicators, including recurring net losses, negative cash flows, violation of a covenant related to its bank term loan, and the plant shutdown in the fourth quarter, which are indicators that the property, plant and equipment may be impaired. To assess this, the Company compared the carrying values of its building and production equipment to the value of estimated future cash flows to be expected from the utilization of these assets over their expected useful life, and has determined the assets were further impaired by an amount of $1,007,109 (2009 - $489,197)

Included in machinery and equipment are assets under capital lease with a total cost of $1,158,979 (2009 - $928,064) and accumulated depreciation of $1,071,742 (2009 - $836,237). Depreciation of assets under capital lease is included in cost of goods sold. Depreciation of $412,237 was charged to cost of sales in fiscal 2010 (2009- $514,899). Assets not available for use amounted to $2,974,347 (2009 - $2,861,449).

6. PATENTS AND INTANGIBLE ASSETS

Patents and intangible assets consist of the following:

	2010	2009
	$	$

Cost	80,341	80,341
Less accumulated amortization	50,910	42,870
	29,431	37,471

These patents and intangible assets will be amortized at approximately $8,040 per year over the next 4 years.

7. INVESTMENTS AVAILABLE FOR SALE

Investments available for sale, at fair value, consist of the following:

	2010	2009
	$	$

17,917 units (2009–22,685) of DFA Fixed Income Fund yielding 2.54%	162,869	175,523
TD short term bond fund consisting of Canadian government and corporate bonds maturing in the next 1-5 years, yielding 2.53%	205,192	205,934
	368,061	381,457

Investments available for sale are stated at fair value, based on quoted market prices. The Company expects that the investments available for sale will be used for working capital for fiscal 2011 and onwards. Accordingly the investments available for sale were classified as part of current assets as at January 31, 2010.

8. RELATED PARTY TRANSACTIONS

Amounts due from (to) shareholder consist of the following:

	2010 $	2009 $
Amounts due from estate of former shareholder [i]	211,931	257,470
Amounts due to shareholder [ii]	(576,395)	(608,316)

[i]

Amounts due from estate of former shareholder (the “Estate”) bear interest at the United States banks prime lending rate plus 1.5% (2010 – 4.75%; 2009 – 6.28%), except for an amount of $250,706 (2009 – $281,244) which is non-interest bearing. Interest income on this loan was recognized monthly in 2009. In 2010, a reserve equal to the interest income has been entered to offset this interest. These amounts have no fixed terms of repayment. The Estate has pledged 243,263 shares of the Company and has pledged future license fee payments from the Iron Dextran process license agreement [note 14] as collateral for this loan. During 2010, $30,539 (2009 – $32,769; 2008 – $70,280) of license fee payments were made. An additional reserve of $15,000 was entered in 2010, due to the decline in value of the licence fee payments as the agreement comes closer to its termination date. The Company will continue to hold the pledged assets as collateral until the loan is repaid. The Company had a commitment to pay a death benefit of $110,000 to the Estate. At January 31, 2010, a balance of $35,703 is still to be paid to the Estate. See also “Iron Dextran Process” under Note 14.

[ii]

Amounts due to shareholder are unsecured and bear interest at the United States banks prime lending rate plus 1.5% (2010 – 4.75%; 2009 – 6.28%). The Company is required to make monthly payments, inclusive of accrued interest, of $5,000. Based on the current rate of interest, the principal repayment on this loan for fiscal 2011 would be approximately $30,000. This loan may not be called and has no fixed maturity date

Principal repayments on the amounts due to shareholder are as follows:

$

2011	30,000
2012	30,000
2013	30,000
2014	30,000
2015	30,000
Thereafter	426,395
576,395

Interest expense recorded with respect to amounts due to shareholder is as follows:

	2010	2009	2008
	$	$	$

Interest expense	28,075	39,752	63,256

9. BANK INDEBTEDNESS

The Company had a Canadian operating line of credit of Cdn. $250,000 (U.S. $233,798; 2009 – U.S. $224,880), of which Cdn. $181,000 was utilized at January 31, 2010 (2009 – Nil). The Canadian line of credit bears interest at the Canadian banks' prime lending rate plus 1.00% (2010 – 3.25%; 2009 – 3.40%) . During March 2006, a term loan of Cdn $500,000 (U.S. $498,100) was obtained for the purchase of equipment, bearing interest of 6.95% (note 10[a]). Bank indebtedness is collateralized by a general security agreement over the Company's assets and a collateral mortgage of Cdn $500,000 on the Dextran Products Limited ("Dextran Products") building.

Subsequent to the end of fiscal years 2010, 2009 and 2008, the Company received notice from its Canadian bank that it was in default of one of its covenants, and that this covenant was to be met on a going forward basis. Subsequent to the fiscal years ended 2009 and 2008, the bank waived this default. However, subsequent to the fiscal year ended January 31, 2010, the bank has declined to waive this default, which has resulted in the reclassification of the equipment loan from long term liabilities to current liabilities. The other terms of the loan have not changed, and the Company continues to meet its obligations with respect to this loan.

10. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

[a] Long-term debt consists of the following:

	2010	2009
	$	$

Note payable in blended quarterly payments of Cdn. $141 (U.S. $115), bearing interest at a fixed rate of 11%, maturing November 13, 2013	1,687	1,748
Bank term loan (note 9) payable in monthly installments of Cdn. $5,792 (U.S. $4,722) principal and interest at the Canadian banks’ prime lending rate plus 0.75% (2009 - 6.95%), maturing May 2016	332,280	324,893
	333,967	326,641
Less current portion	332,617	35,336
	1,350	291,305

Interest expense for the year for long-term debt was $26,550 (2009 - $23,430). The bank term loan has been reclassified as a current liability as a result of the Company’s default of one of its covenants (see note 9 above).

Principal repayments on the long-term debt are as follows:

$

2011	44,361
2012	47,549
2013	50,942
2014	54,580
2015	57,927
Thereafter	78,608
333,967

[b] Capital lease obligations consist of the following:

	2010	2009
	$	$

Obligation (Cdn. $25,620) under a capital lease, repayable in quarterly installments, bearing interest at 11.15% and maturing in 2014.	23,960	24,815
Obligation under a capital lease, repayable in monthly installments, bearing interest at Nil, and matured in 2009.	---	11,386
	23,960	36,201
Less current portion	4,760	15,299
	19,200	20,902

Future minimum annual lease payments on the capital lease obligations including interest are as follows:

$

2011	7,522
2012	7,522
2013	7,522
2014	7,522
Total minimum lease payments	30,088
Less amount representing imputed interest	6,128
23,960

Interest expense for the year for capital lease obligations was $2,903 (2009 - $3,433)

11. ACCRUED LIABILITIES

	2010	2009
	$	$

Payroll and related taxes payable	251,649	132,495
Utilities and taxes	73,110	34,489
Professional fees payable	57,982	71,221
Death benefit payable	35,703	36,297
Others	55,947	22,036
	474,391	296,538

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

[iii] Common shares

During the year ended January 31, 2010 no common share options were exercised, and no common shares were issued.

During the year ended January 31, 2009, no common share options were exercised, and no common shares were issued.

During the year ended January 31, 2008, no common share options were exercised, and no common shares were issued.

[b] Share option plan

The Company maintains an incentive share option plan for management personnel for 954,950 options to purchase common shares. The Company also issues options to certain consultants for services provided to the Company.

All options granted have a term of five years and vest immediately. At January 31, 2010, the Company had 254,397 options outstanding at exercise prices ranging from $0. 25 to $10.01 and a weighted average exercise price of $0.84. The options, which are immediately exercisable and expire on dates between January 31, 2011 and January 31, 2015, entitle the holder of an option to acquire one common share of the Company.

On January 31, 2010, 120,000 common share options were issued to the independent directors of the Company. These options were valued at $20,160 and were included in general and administrative expense. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.50%; dividend yield of nil; volatility factor of the expected market price of the Company's common stock of 1.230, and an expected life of five years.

On January 31, 2009, 78,947 common share options were issued to the independent directors of the Company. These options were valued at $28,422 and were included in general and administrative expense. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.50%; dividend yield of nil; volatility factor of the expected market price of the Company's common stock of 1.776, and an expected life of five years.

On January 31, 2008, 37,974 common share options were issued to the independent directors of the Company. These options were valued at $15,495 and were included in general and administrative expense. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.25%; dividend yield of nil; volatility factor of the expected market price of the Company's common stock of 0.745, and an expected life of five years.

Details of the outstanding options, which are all currently exercisable, are as follows:

				Weighted average
	Share options			exercise price per share
	2010	2009	2008	2010	2009	2008
	#	#	#	$	$	$

Options outstanding, beginning of year	138,761	63,699	37,725	1.53	3.34	5.64
Granted	120,000	78,947	37,974	0.25	0.38	0.79
Exercised	—	—	—	—	—	—
Expired	(4,364)	(3,885)	(12,000)	6.86	7.72	2.50
Options outstanding, end of year	254,397	138,761	63,699	0.84	1.53	3.34

Weighted average fair value of options granted during the year				$0.25	$0.38	$0.51

The following table summarizes information relating to the options outstanding at January 31, 2010:

		Weighted average
Exercise	Number	remaining
price	outstanding	contractual life
$		[months]

0.25	120,000	60
0 38	78,948	48
0.79	37,974	36
3.00	6,000	24
7.52	3,975	12
10.01	7,500	18
	254,397	50

13. VETERINARY LABORATORIES, INC.

Sparhawk Laboratories, Inc.

In 2004 the Company sold to Sparhawk Laboratories, Inc. the assets of its subsidiary, Veterinary Laboratories, Inc. including its interest in a joint venture with Sparhawk, As part of this sale, Chemdex, Inc. entered into a supply agreement with Sparhawk to supply ferric hydroxide and hydrogenated dextran solution to Sparhawk on an exclusive basis in the United States for 10 years. This agreement expires in 2014. The Company is not exposed to any potential losses due to this agreement.

14. LICENSE AGREEMENTS AND RESEARCH AND DEVELOPMENT

The Company has made claims for investment tax credits on research and development activities. Research and development expenditures have been reduced by investment tax credits as follows:

	2010	2009	2008
	$	$	$

Research and development expenditures	4,486	35,102	135,821
Investment tax credits	—	—	—
Research and development expense	4,486	35,102	135,821

Iron Dextran process

The Company has an agreement with the Estate which grants the Company the exclusive worldwide license to use a certain process for producing Iron Dextran. This license agreement expires in 2014. The Company pays a license fee based on production volumes. The total license fee incurred during the year was $30,539 [2009 – $32,769; 2008 – $70,280]. These payments are applied to the balance owing by the Estate [note 8[i]].

15. INCOME TAXES

[a] Substantially all of the Company's activities are carried out through operating subsidiaries in Canada and the United States. The Company's effective income tax rate is dependent on the tax legislation in each country and the operating results of each subsidiary and the parent company.

The components of loss before income taxes are as follows:

	2010	2009	2008
	$	$	$

Bahamas	(1,290)	(23,716)	(111,208)
Canada	(2,158,079)	(1,650,590)	(878,468)
United States	14,634	29,876	22,521
	(2,144,735)	(1,644,430)	(967,155)

During fiscal 2006, the tax residency of the parent company, Polydex Pharmaceuticals Limited, was determined to be Canada, for the years 1999 to the present. Due to the losses incurred in the Company during that period, no income taxes payable were incurred. The provision for (recovery of) income taxes consists of the following:

	2010	2009	2008
	$	$	$
Provision for (recovery of) income taxes based on Canadian statutory income tax rates	(539,520)	(511,683)	(280,466)
Increase in valuation allowance	151,709	496,470	216,216
Tax and exchange rate changes on deferred tax items	393,967	(37,205)	22,823
Items not deductible for tax	(6,156)	(542)	(40,517)
	—	(52,960)	(81,944)

Provision for (recovery of) income taxes based on United States income tax rates	5,415	11,054	8,333
Utilization of previously unrecognized tax losses	(5,415)	(11,054)	(8,333)
	—	—	—
Recovery of income taxes	—	(52,960)	(81,944)

Significant components of the provision for (recovery of) income taxes attributable to continuing operations are as follows:

	2010	2009	2008
	$	$	$

Canadian deferred tax recovery	—	(52,960)	(83,317)
Canadian current tax expense (recovery)	—	—	1,373
	—	(52,960)	(81,944)

[b] Deferred tax assets and liabilities have been provided on temporary differences that consist of the following:

	2010	2009	2008
	$	$	$
Deferred tax assets
Canadian
Non-capital losses	1,139,962	1,082,241	1,053,398
Unclaimed research and development expenses	281,280	304,083	315,905
Excess of tax value over carrying value of
depreciable assets	455,624	184,476	—
Net capital losses [note 15[c]]	142,952	154,541	200,055
Other items	43,470	20,846	14,414
United States
Net operating loss carryforwards	7,438	29,378	29,378
	2,070,726	1,775,565	1,613,150
Less valuation allowance	2,070,726	1,775,565	1,613,150
	—	—	—
Deferred tax liabilities
Excess of carrying value over tax value of depreciable assets	—	—	(47,120)
Investment tax credits and other items	—	—	(8,842)
Net deferred tax liabilities	—	—	(55,962)

[c] The Canadian subsidiaries have non-capital loss carryforwards available to reduce future years’ income for tax purposes totaling approximately $4,560,000. These non-capital losses expire from 2011 to 2030 and are stated below.

Year of expiry	$
2011	249,000
2015	563,000
2026	666,000
2027	480,000
2028	718,000
2029	887,000
2030	997,000

Total	4,560,000

The Canadian subsidiaries also have deductions relating to scientific research and experimental development credits amounting to approximately $1,125,000. Certain Canadian subsidiaries also have net capital losses available for carryforward of approximately $572,000 available to offset future taxable capital gains. These potential deductions and net capital losses have an indefinite carryforward period.

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

16. CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	2010	2009	2008
	$	$	$

Decrease (increase) in assets
Trade accounts receivable	(336,995)	381,994	691,495
Inventories	(31,789)	114,488	212,075
Prepaid expenses and other current assets	55,631	(5,132)	(3,566)
	(313,153)	491,350	900,004
Increase (decrease) in liabilities
Accounts payable	352,175	(198,510)	(978,507)
Accrued liabilities	139,283	(66,697)	147,783
Customer deposits	(13,141)	19,004	(15,294)
	165,164	245,147	53,986

Cash paid during the year for interest was $54,623 (2009 – $66,714; 2008 – $96,818). Cash paid during the year for income taxes was Nil (2009 – Nil; 2008 – Nil).

During the fiscal year ended January 31, 2009, the Company acquired a forklift truck for an amount of $19,518 and photocopier/printing equipment for an amount of $18,710 under capital lease arrangements. There were no capital equipment acquisitions under capital leases for the years ended January 31, 2010 and 2008.

17. SEGMENTED INFORMATION

All manufacturing, sales and administrative operations are carried out through Dextran Products Limited (“Dextran”) in Canada, while Chemdex in the United States only sells bulk quantities of a specific dextran derivative to Sparhawk under the Supply Agreement, as described in note 13.

Below is a breakdown of our sales revenue among significant customers and by geographic region:

	2010	2009	2008
	$	$	$
Total revenue by significant customer:

Customer A	$1,177,786	$767,878	$427,206
Customer B	1,075,210	1,095,647	1,106,972
Customer C	588,384	917,704	655,107
Customer D	220,160	220,160	578,120
Customer E	166,043	53,960	10,115
Customer F	8,000	376,027	291,983
Customer G	---	---	538,033
	3,235,583	3,431,376	3,607,536

	2010	2009	2008
	$	$	$
Sales by geographic destination:
Europe	$1,361,141	$1,410,803	$1,928,278
Canada	1,238,244	824,358	1,035,040
United States	1,012,022	1,810,342	1,475,295
Other	452,002	405,132	452,028
Pacific Rim	417,765	374,271	844,217
	$4,481,174	$4,824,906	$5,734,858

All the Company’s long lived assets are located in Canada.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies.

The carrying values of cash and cash equivalents, trade accounts receivable, interest receivable and accounts payable approximate their fair values as at January 31, 2010 because of the short period to maturity of these financial instruments.

The estimated fair values of the bank indebtedness, due to shareholder, long-term debt and capital lease obligations are not materially different from the carrying values for financial statement purposes as at January 31, 2010 and 2009. The estimated fair value of the amount due from shareholder is not determinable because the amount has no fixed terms of repayment.

Cash and cash equivalents and investments available for sale have been classified as level 1 on the fair value hierarchy, since their fair values are based on quoted market prices.

19. OTHER DISCLOSURES

[a] Concentration of accounts receivable

As at January 31, 2010, three (2009 - two) customers of the Company comprised 82% (2009 - 73%) of the trade accounts receivable balance. No other customers had trade accounts receivable outstanding at year end that represented more than 10% of the Company's trade accounts receivable balance.

[b] Foreign currency risk

The Company is exposed to foreign currency risk through its net investment in its Canadian operations. The Company has not entered into hedging arrangements related to the foreign currency risk exposure.

20. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of other accumulated comprehensive income are as follows:

	2010	2009
	$	$

Unrealized gains (losses) on investments available for sale	29,258	17,301
Currency translation	1,342,603	581,965
Accumulated other comprehensive income	1,371,861	599,266

21. COMMITMENTS AND CONTINGENCIES

As at January 31, 2010, the Company had no commitments for capital expenditures related to the plant refurbishment (2009 - NIL) at Dextran Products in Toronto, and no additional other commitments (2010 & 2009 – $NIL). A subsidiary of the Company, Chemdex, Inc, has entered into a supply agreement with Sparhawk to supply ferric hydroxide and hydrogenated dextran solution on an exclusive basis until 2014 (note 13).

22. RECENT ACCOUNTING PRONOUNCEMENTS

(a) In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified under Accounting Standards Codification (“ASC”) Topic 105-10, which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. ASC Topic 105-10 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Upon adoption of this guidance under ASC Topic 105-10, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The guidance under ASC Topic 105-10 became effective for the Company as of September 30, 2009. References made to authoritative FASB guidance throughout the consolidated financial statements have been updated to the applicable Codification section.

(b) On October 10, 2008, the FASB issued FASB ASC 820–10–35 (Previously known as: (FSP FAS 157–3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.”) which was effective upon issuance, including periods for which financial statements have not been issued. It clarified the application of FASB ASC 820-10 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of this FSP did not have a material impact on the Company’s consolidated financial position and results of operations.

(c) In April 2009, the FASB issued FASB ASC 820-10-65 (Previously known as: FSP 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards FASB ASC 820-10 (Prior authoritative literature: (SFAS) No. 157 “Fair Value Measurements”). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP for its quarter ended April 30, 2009. The adoption has no impact on the Company’s consolidated financial statements.

(d) In 2008, the FASB issued FASB ASC 815–40 (Previously known as: EITF 07–05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock). FASB ASC 815–40 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in FASB ASC 810–10–15 (Prior authoritative literature: paragraph 11(a) of SFAS 133). The adoption of FASB ASC 815–40 effective February 1, 2009 did not have any impact on the Company’s consolidated financial statements

(e) In December 2007, the FASB issued FASB ASC 805–10 (Prior authoritative literature: SFAS No. 141 (revised 2007), “Business Combinations”, which replaces FASB Statement No. 141). FASB ASC 805–10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FASB ASC 805–10 will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The adoption of FASB ASC 805–10 did not have an impact on the Company’s consolidated financial position and results of operations although it may have a material impact on accounting for business combinations in the future which cannot currently be determined.

(f) In April 2009, the FASB issued FASB ASC 805–10–05 (Previously known as: Statement No. 141(R)–1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies"). For business combinations, the standard requires the acquirer to recognize at fair value an asset acquired or liability assumed from a contingency if the acquisition date fair value can be determined during the measurement period. The adoption of FASB ASC 805–10–05 as of February 1, 2009 did not have an impact on the Company's consolidated financial position and results of operations, however it may have a material impact in the future which cannot currently be determined

(g) In April 2009, the FASB issued FASB ASC 825–10–50 (Previously known as: FASB Staff Position No. FAS 107–1) and FASB ASC 270–10–05 (Prior authoritative literature: APB 28–1, “Interim Disclosures about Fair Value of Financial Instruments,”) which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this pronouncement as of May 1, 2009 and it did not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning February 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning February 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures,adoption of this update will not have a material effect on the Company's consolidated financial statements.

(h) In May 2009, the FASB issued FASB ASC 855-10 (Previously known as: SFAS No. 165, “Subsequent Events”) FASB ASC 855-10 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, FASB ASC 855-10 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. FASB ASC 855-10 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The guidance under ASC Topic 855-10 became effective for the Company for the period ending as of July 31, 2009

In February 2010, FASB issued ASU 2010-09 Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company is evaluating the impact, if any, the adoption of ASU 2010-09 will have on its consolidated financial statements.

(i) In June 2009, the FASB issued ASC 810, “Consolidation” (ASC 810), which changes the approach in determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. ASC 810 is effective for annual periods beginning after November 15, 2009. The Company is evaluating the impact, if any, the adoption of ASC 810 will have on its consolidated financial statements.

(j) In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third–party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The Company is currently assessing the impact of adoption on its consolidated financial position and results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures cannot be relied upon to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required or to ensure that information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Therefore controls and procedures were not effective for fiscal year ended January 31, 2010.

Management’s Report on Internal Control over Financial Reporting

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of January 31, 2010.

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

     In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management concluded that its internal control over financial reporting was not effective as of January 31, 2010.

      Our review also revealed that although a number of controls appeared to exist, and indeed were observed to have been in operation, documentary evidence that such controls were operating throughout the period was found to be lacking. Such evidence as signatures indicating that a certain procedure had been carried out and affixing responsibility were lacking in the internal control system.

     Our review also indicated the existence of certain high level procedures that might or might not serve to provide compensating control over these weaknesses. These procedures consisted of analytical review of key operating results by senior management of the Company, including preparation and review of monthly operating results, comparison of such results to budgets and to historical amounts, and comprehensive gross profit analysis. In addition, the Board of Directors received periodic updates on operations, and on a quarterly basis, reviews, investigates and discusses apparent inconsistencies and concerns with senior operating management.

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

     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

     There was no change in internal control over financial reporting during our fourth fiscal quarter ended January 31, 2010 that has materially affected, or is likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE

Board of Directors

     The Board of Directors currently consists of four members, three of whom are independent directors who meet the independence standards for audit committee members as set forth in the Sarbanes Oxley Act of 2002 and the corporate governance listing requirements applicable to companies listed on the NASDAQ Capital Market. The directors of the Company are divided into three classes, designated as Class I, Class II and Class III. At each Annual Meeting, one class of directors is elected to serve for a three-year term or until their respective successors are duly elected and qualified. Messr. Usher is a Class II director.

     No director, executive officer, affiliate of the Company or holder of five percent or more of any class of the Company’s voting securities or any associate thereof is a party in any material proceedings adverse to the Company or has a material interest adverse to the Company in any material proceeding.

     As of April 30, 2010, the following information relates to our directors: their principal occupation and employment, age, the year in which each became a director of the Company, and directorships in companies having securities registered pursuant to the Securities Exchange Act of 1934, as amended.

		Year First
		Elected
Name and Occupation	Age	Director

DEREK JOHN MICHAEL LEDERER, Chartered Accountant. Mr. Lederer is the principal of Derek Lederer C.A., a public accounting firm since 1970, and is a former adjunct professor at York University in Toronto, Ontario.

Mr. Lederer’s skill set as an accountant in public practice, and as an academic has proven invaluable to Polydex. His financial reporting expertise provides guidance to the Company as it deals with the many changes it has encountered. This is especially true more recently as the challenges facing the Company have resulted in financial statements that have included going- concern qualifications,, write downs of capital assets and reclassification of debt, to name a few. In addition, his financial analytical skills have been brought to bear as he also monitors budgets and especially cash flow, as well as gross profitability.

	68	1998

		Year first
		Elected
Name and Occupation	Age	Director

JOHN L.E. SEIDLER. Mr. Seidler earned his BA from Leeds University in England and his MBA from the University of Western Ontario. A senior management veteran with 30 years of experience at three of the top Fortune 100 companies, Mr. Seidler has particular management expertise in the pharmaceutical field having served as a Country Manager and Director of International Public Affairs for Pfizer Inc., as an international executive for Johnson & Johnson, including Vice President International for Janssen Pharmaceuticals, and as Chief Operating Officer of Orbis International, an eye care not-for-profit company. He is currently a Sales/Professional Relations executive at Free & Clear Inc., a leading behaviour-based tobacco cessation program.	74	1998

Mr. Seidler’s background in the pharmaceutical industry and his experiences in senior management positions in that sector are valuable to the Company in various aspects. Mr. Seidler has consistently brought these attributes to bear as he questions all aspects of the Company’s operations, including his monitoring of budgeting and cash flow, sales performance, profitability analysis and client retention. His experience in the international sector has also proven beneficial with regard to the marketing guidance he provides in relation to the international markets in which Polydex competes. His background includes risk assessment and financial analysis, skills which are vital to directing the operations of Polydex.

JOSEPH BUCHMAN. Currently, Mr. Buchman is a Financial Services Representative with Metlife Financial Services, where he has served in various capacities since 1979. Mr. Buchman’s unique background adds a measure of diversity and practicality to the Board. As a former vice- president of an investment firm in charge of operations and finance, he is well acquainted with the investment community and its requirements. As well, he actively participates in the monitoring of the Company’s operations through regular review of the Company’s budgets and cash flows, and providing advice on the implications of the the Company’s communications and interactions with shareholders.	70	1983

GEORGE G. USHER. Mr. Usher has served as Chairman of the Board since January 27, 1998, President and Chief Executive Officer of the Company since 1993 and 1996, respectively, and Vice President of Dextran Products Limited, a subsidiary of the Company, since 1987. Previously, Mr. Usher was employed by the Company in various positions since 1982.

Mr. Usher is the most knowledgeable and experienced individual within Polydex. He has worked in all areas of the Company, allowing him to be fully versed in not only the strategic issues that affect the industry and its markets, but also in the many technical aspects related to production, quality control and product research. His educational background in animal science and chemistry enables him to not only deal with the many issues surrounding producing quality product, but also in efficiently understanding the complex requirements of new and developing markets. He has also become a Certified Insurance Professional, which further adds to his understanding and ability to deal with the many risks and opportunities the Company faces.

	51	1988

Member Communication with the Board

     The Board of Directors has established a process to receive communications from Members. Members may contact any member (or all members) of the Board of Directors (or the non-management directors as a group) or any committee of the Board of Directors by mail. To communicate with the Board of Directors, any individual director or any group or committee of directors, correspondence should be addressed to the Board of Directors or any such individual director or group or committee of directors by either name or title. All such requests should be directed to Linda Hughes, Polydex Pharmaceuticals Limited Investor Relations, c/o North Arm Capital Services, 347 Evergreen Way, Point Roberts, Washington, USA 98281.

     All communications received as set forth in the preceding paragraph will be opened by the Company’s office of Investor Relations for the sole purpose of determining whether the contents represent a message to the Company’s directors. Any contents that are not in the nature of advertising, promotions of a product or service, or patently offensive material will be forwarded promptly to the addressee. In the case of communications to the Board of Directors or any group or committee of directors, the Investor Relations’ office will make sufficient copies of the contents to send to each director who is a member of the group or committee to which the correspondence or e-mail is addressed.

Board Committees and Nominating Procedures

     The Company’s Board of Directors has three standing Committees: Audit, Compensation, and Nominating and Corporate Governance.

     For the fiscal year ended January 31, 2010, independent directors Derek John Michael Lederer (Chair), Joseph Buchman and John L.E. Seidler comprised the Audit Committee, which held 4 meetings. The Audit Committee is comprised solely of directors who meet all the independence standards for audit committee members, as set forth in the Sarbanes-Oxley Act of 2002 and the corporate governance listing requirements applicable to companies whose securities are listed on the NASDAQ Capital Market. The Board of Directors has designated Derek John Michael Lederer as an “audit committee financial expert” as that term is defined in the SEC rules adopted pursuant to the Sarbanes-Oxley Act. The charter of the Audit Committee is available on the Company’s website at www.polydex.com.

     For the fiscal year ended January 31, 2010, independent directors Joseph Buchman (Chair), Derek John Michael Lederer and John L.E. Seidler comprised the Compensation Committee. The Compensation Committee convenes when determined appropriate or necessary by its members. The Compensation Committee generally has responsibility for (1) recommending to the Board of Directors guidelines and standards relating to the determination of executive compensation, (2) reviewing the Company’s executive compensation and benefits policies, including incentive compensation and equity-based plans, (3) setting compensation level of Company’s Chief Executive Officer and all other executive officers, and (4) reporting to the Board of Directors regarding the foregoing. The charter of the Compensation Committee is available on the Company’s website at www.polydex.com.

     The Board of Directors established a Nominating and Corporate Governance Committee, which is comprised of independent directors John L.E. Seidler (chair), Joseph Buchman and Derek John Michael Lederer. The Nominating and Corporate Governance Committee convenes when determined appropriate or necessary by its members. The Nominating and Corporate Governance Committee generally has responsibility for (1) identifying candidates who are eligible, in accordance with the Company’s Memorandum of Association and Articles of Association, and advisable to serve as members of the Company’s Board of Directors, (2) advising the Board of Directors with respect to matters relating to the compensation, procedures and committees of the Board of Directors, (3) developing and recommending to the Board of Directors a set of corporate governance principles applicable to the Company, and (4) overseeing corporate governance matters generally. The charter of the Nominating and Corporate Governance Committee is available on the Company’s website at www.polydex.com.

     The Nominating and Corporate Governance Committee will consider director candidates recommended by Members. In considering candidates submitted by Members, the Nominating and Corporate Governance Committee will take into consideration the needs of the Board of Directors and the qualifications of the candidate. The Nominating and Corporate Governance Committee may also take into consideration the number of Common Shares held by the recommending Member and the length of time that such Common Shares have been held. To have a candidate considered by the Nominating and Corporate Governance Committee, a Member must submit the recommendation in writing and must include the following information: (1) the name of the Member and evidence of the person’s ownership of the Company’s Common Shares, including the number of Common Shares owned and the length of time of ownership; and (2) the name of the candidate, the candidate’s resume or a listing of his or her qualifications to be a director of the Company and the person’s consent to be named as a director if selected by the Nominating and Corporate Governance Committee and nominated by the Board of Directors.

     To be considered for nomination at an annual general meeting of the Company, the Member recommendation and information described above must be addressed to the Company’s Chairman at 421 Comstock Road, Toronto, Ontario, Canada M1L 2H5, and must be received by the Chairman not less than 120 days prior to the anniversary date of our most recent Annual Meeting. If, however, the Company did not hold an Annual Meeting the previous year, or if the date of the Annual Meeting to which the recommendation applies has been changed by more than 30 days from the anniversary date of our most recent Annual Meeting, then the recommendation and information must be received not later than the close of business on the 10th day following the day on which notice of the date of the Annual Meeting is mailed or public disclosure of the date of the Annual Meeting is made, whichever occurs first.

     All director candidates recommended by the Nominating and Corporate Governance Committee must be consistent with the Board of Directors’ criteria for selecting directors. These criteria include the possession of such knowledge, experience, skills, expertise and diversity so as to enhance the Board of Directors’ ability to manage and direct the affairs and business of the Company, including, when applicable, to enhance the ability of committees of the Board of Directors to fulfill their duties and/or to satisfy any independence requirements imposed by law, regulation or NASDAQ Capital Market listing requirement. The Board does not have a specific diversity policy. In addition, the Nominating and Corporate Governance Committee examines, among other things, a candidate’s ability to make independent analytical inquiries, understanding of the Company’s business environment, potential conflicts of interest, independence from management and the Company, integrity and willingness to devote adequate time and effort to responsibilities associated with serving on the Board of Directors.

     The Nominating and Corporate Governance Committee identifies potential nominees by asking current directors and executive officers to notify the Nominating and Corporate Governance Committee if they become aware of persons meeting the criteria described above, and in particular any such persons who have had a change in circumstances that might make them available to serve on the Board of Directors — for example, retirement as a senior executive of a public company. The Nominating and Corporate Governance Committee also, from time to time, may engage firms that specialize in identifying director candidates. As described above, the Committee will also consider candidates recommended by Members.

     Once a person has been identified by the Nominating and Corporate Governance Committee as a potential candidate, the Nominating and Corporate Governance Committee may collect and review publicly available information regarding the person to assess whether the person should be considered further. If the Nominating and Corporate Governance Committee determines that the candidate warrants further consideration, the Chair or another member of the Nominating and Corporate Governance Committee contacts the person. Generally, if the person expresses a willingness to be considered and to serve on the Board of Directors, the Nominating and Corporate Governance Committee requests information from the candidate, reviews the person’s accomplishments and qualifications, including in light of any other candidates that the Nominating and Corporate Governance Committee might be considering, and conducts one or more interviews with the candidate. In certain instances, Nominating and Corporate Governance Committee members may contact one or more references provided by the candidate or may contact other members of the business community or other persons that may have greater first-hand knowledge of the candidate’s accomplishments. The Nominating and Corporate Governance Committee’s evaluation process does not vary based on whether or not a candidate is recommended by a Member, although, as stated above, the Board of Directors may take into consideration the number of Common Shares held by the recommending Member and the length of time that such Common Shares have been held.

Risk Oversight and Structure

The Board of Directors of Polydex is chaired by the President and Chief Executive Officer of Polydex, Mr. George Usher. These roles can be effectively combined at Polydex as it is a smaller Company and its operations are not difficult to understand. In addition, Mr. Usher’s involvement with all operating activities allows him to provide specific, functional operational information as well as strategic guidance to the Board. There is no lead, independent director on the Board.

There is regular, ongoing interaction between the Board as a whole and the CEO, in discussing and managing the material risks the Company faces. The most obvious interaction occurs quarterly when the Board as a whole meets with senior management, including the CFO and the COO of Dextran, to review the quarterly report (10-Q) and discuss various aspects of the Company’s operations. This discussion is wide ranging and includes all aspects of the issues and opportunities encountered in the quarter, as well as an update of sales and marketing efforts, and more recently the financial problems being encountered. Also included are budgets and cash flows, client retention issues, gross profit discussion and updates regarding financial reporting, economic trends, and new business opportunities.

In addition, there is very frequent communication between the chair of the audit committee and the CEO, who regularly meet to discuss all matters of significance to the Company on an ongoing basis. Separate communication amongst the directors is also prevalent and encouraged.

Code of Ethics

     The Board of Directors has adopted a Code of Ethics that is specifically applicable to its executive officers and senior financial officers, including its principal executive officer and its principal financial officer. The Code of Ethics is available on the Company’s website at www.polydex.com. Among other things, our Code of Ethics requires officers to disclose to the Company’s Audit Committee any actual or potential conflicts of interest.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act requires the Company’s directors, executive officers and any person who beneficially owns more than ten percent of the Common Shares to file with the SEC an initial report of ownership and reports of changes in ownership of Common Shares. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

     To the Company’s knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 furnished to the Company with respect to its most recent fiscal year from reporting persons that no other reports were required, the Company failed to prepare, during the fiscal year ended January 31, 2010, a filing on behalf of Messrs, Lederer, Seidler, and Buchman to report the annual grant of options issued to directors.  The Company is working to implement a system whereby the late filings will be eliminated and all Section 16(a) filings will be made on time.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by, or paid to the Company’s “principal executive officer,” “principal financial officer,” and the other highest paid executive officer whose total compensation exceeds $100,000 (collectively its “named executive officers”) for the year ended January 31, 2010.

Name and	Fiscal	Salary	All Other		Total
Principal Position	Year		Compensation
George G. Usher	2010	$247,700	$21.000	(1)	$268,700
	2009	$234,700	$20,300	(1)	$255,000
John A. Luce	2010	$55,564	--		$55,564
	2009	$57,000	--		$57,000
Sharon Wardlaw	2010	$105,000	--		$105,000
	2009	$100,000	--		$100,000

Note: All 2010 figures are stated in U.S. Dollars using an exchange rate of CDN 1.09 and 2009 figures are stated using an exchange rate of CDN 1.10.

(1) Included car allowance valued at $13,000.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised option held by the Company’s named executive officers as of January 31, 2010.

	Number of
	Securities
	underlying
	unexercised	Option	Option
Name	options	exercise	expiration
	exercisable	price	date
George G. Usher	4,000	$10.01	7/31/2011
John Alfred Luce	500	$10.01	7/31/2011
Sharon L. Wardlaw	2,000	$10.01	7/31/2011

Executive Officers

Name	Age	Title
George G. Usher (1)	51	Chairman of the Board, President and Chief Executive Officer
John A. Luce (2)	63	Chief Financial Officer
Sharon L. Wardlaw (3)	57	Chief Operating Officer, Secretary and Treasurer

(1) See “Board of Directors” for biographical information and period of service.

(2) John Alfred Luce, Chartered Accountant Principal of John A. Luce C.A., a public accounting firm since 1992 and a former partner with Ernst & Young. John A. Luce was appointed to the position of Chief Financial Officer in July 2006.

(3) Sharon L. Wardlaw has served as the Chief Financial Officer, Secretary and Treasurer of the Company since 1994. In July 2006, she was appointed to the position of Chief Operating Officer. She also currently serves as the President of Dextran Products Limited, a subsidiary of the Company. Since joining the Company in 1984, she has been employed in various capacities.

Employment Agreements

      George G. Usher has an employment agreement with the Company, which provides for his continued employment with the Company through September 1, 2014. Thereafter, the Initial Term will automatically be extended and renewed for successive 12-month periods (each, a “Renewal Term”), unless otherwise stated in a writing delivered by the Company to Mr. Usher at least 90 days’ prior to the expiration of the Initial Term or each Renewal Term, as the case may be. Under the agreement, Mr. Usher is to be paid an annual base salary of CDN $300,000 for the length of the term. Mr. Usher’s annual base salary shall be reviewed by the Compensation Committee at least once in each fiscal year and increased in the sole

      In addition, at the discretion of the Compensation Committee, Mr. Usher may receive an additional cash bonus based upon the Company’s performance, as well as Mr. Usher’s individual performance, during the fiscal year.

      Under the terms of Mr. Usher’s employment agreement, if Mr. Usher is terminated by the Company without cause prior to or following a change-in-control of the Company, he is entitled to receive a severance payment equal to three times his annual base salary, plus the amount of his target bonus earned on a pro rata basis through the date of his termination. These amounts are payable over a period of one year from the date of termination. In addition, Mr. Usher is entitled to receive medical and/or dental benefits for a period of one year following such termination. In the event of Mr. Usher’s death or a permanent disability, Mr. Usher is entitled to receive a payment equal to three times his annual base salary, payable over a period of one year from the date of death or such disability. Mr. Usher is not entitled to receive any benefits in the event of termination for cause or a voluntary termination of employment by Mr. Usher.

      Effective November 26, 2007, at his election, Mr. Usher took a 10% reduction in his base salary, reducing it from an annual salary of CDN $300,000 to CDN $270,000.

      The Company also has a commitment to its Chief Operating Officer and Chief Financial Officer. Should there be a change of control of the Company, the Chief Operating Officer, Sharon Wardlaw is to be paid for one full year's salary, while the Chief Financial Officer, John Luce, is to be paid six months' salary, in recognition of their past services to the Company.

Compensation of Directors

     In the fiscal year ended January 31, 2010, the Board of Directors conducted 5 telephonic meetings. Each director attended at least 75% of the aggregate number of meetings held by the Board of Directors. The Audit Committee met 4 additional times. The Compensation Committee held 1 meeting during the fiscal year ended January 31, 2010. Members of the Nominating and Corporate Governance Committee did not hold any committee meetings

     The Company pays directors Buchman, Lederer and Seidler $1,500 for each meeting of the Board attended in person and $700 per Board meeting attended by telephone. Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee members receive an additional $700 per Committee meeting attended. George G. Usher receives payment as an officer and employee of the Company and does not receive additional compensation for his service as a director.

     The following chart shows the compensation paid by the Company to each outside director in the fiscal year ended January 31, 2010.

Director Compensation

	Fees Earned	Options Awarded
	or paid in cash	During Year (4)	Total
Derek John Michael Lederer (1)	$7,000	$6,720	$13,720
John L.E. Seidler (2)	$7,000	$6,720	$13,720
Joseph Buchman (3)	$7,000	$6,720	$13,720

(1)	On January 31, 2010, Mr. Derek John Michael Lederer had an aggregate number of 82,299 stock options outstanding.

(2)	On January 31, 2010, Mr. John L.E. Seidler had an aggregate number of 82,299 stock options outstanding

(3)	On January 31, 2010, Mr. Joseph Buchman had an aggregate number of 82,299 stock options outstanding.

(4)	The amount of compensation expense is determined by estimating the fair value of the options granted using the Black-Scholes option pricing model.

ITEM 12. OWNERSHIP OF VOTING SECURITIES

     Except as noted, the following tables set forth certain information regarding beneficial ownership of the Common Shares and the Class B Preferred Shares, as of April 30, 2010, by (i) persons owning beneficially 5% or more of the Class B Preferred Shares and/or the Common Shares, (ii) each of the Company’s directors and executive officers and (iii) all directors and executive officers as a group:

Security Ownership of 5% or Greater Holders

Preferred Shares:

	Name and Address of	Amount and Nature of	Percent
Title of Class	Beneficial Owner	Beneficial Ownership	of Class (1)

Class B Preferred Shares	George G. Usher Chairman of the Board, Director, President and CEO Polydex Pharmaceuticals Limited 421 Comstock Road Toronto, Ontario, Canada M1L 2H5	899,400 (1)	100%
Common Shares	Alan Gelband Gelband & Co. Inc. 750Third Avenue, 21st Floor New York, NY 10017	254,181 (4)	8.3%
Common Shares	George G. Usher Chairman of the Board, Director, President and CEO Polydex Pharmaceuticals Limited 421 Comstock Road Toronto, Ontario, Canada M1L 2H5	269,713 (2)	8.8%
Common Shares	Estate of Thomas C. Usher Peter T. Higgs, Trustee c/o Polydex Pharmaceuticals Limited 421 Comstock Road Toronto, Ontario, Canada M1L 2H5	243,263(3)	7.9%
Common Shares	Joseph Buchman Director c/o Polydex Pharmaceuticals Limited 421 Comstock Road Toronto, Ontario, Canada M1L 2H5	206,495 (2)	6.7%

(1)	As of April 30, 2010, the Company had outstanding 899,400 Class B Preferred Shares and 3,072,846 Common Shares.

(2)

Includes 211,560 Common Shares owned directly by George G. Usher, 54,153 of the Common Shares held by the Estate of Thomas C. Usher, Peter T. Higgs, Trustee, of which George G. Usher is the beneficiary and options to purchase 4,000 Common Shares held by George G. Usher, and exercisable within sixty (60) days of April 30, 2010.

(3)	Includes 243,263 Common Shares owned directly by the Estate of Thomas C. Usher which are pledged as collateral for amounts owing to the Company as described below.

(4)	As reported on Schedule 13D filed November 12, 2009. Includes 130,003 shares in managed accounts.

Set forth below is information relating to our equity compensation plans, namely our 2001 Stock Option Incentive Plan, as of January 31, 2010:

Plan Category	Number of	Weighted-average	Number of securities
	securities to be	exercise price of	remaining available for
	issued upon	outstanding options,	future issuance under
	exercise of	warrants and rights	equity compensation
	outstanding		plans (excluding
	options, warrants		securities reflected in
	and rights		column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	254,397	$0.84	700,553
Equity compensation plans not approved by security holders	0	0	0
Total	254,397	$0.84	700,553

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     Except as described below, since February 1, 2009, none of the Company’s directors, executive officers, or certain relatives or associates of such persons has had a direct or indirect material interest in any transaction in which the Company was a participant and where the amount involved exceeded $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years.

     In August 1997, the Company loaned Thomas C. Usher, formerly its Vice-Chairman, Director of Research and Development, a member of its Board of Directors and the beneficial owner of greater than 5% of the outstanding common shares of the Company, $691,500 at an interest rate equal to the prime rate of Toronto Dominion Bank plus 1.50% (the “Loan”). The Loan was used to partially fund a $1,000,000 payment to the State of Florida in order to allow Thomas C. Usher to regain possession of 430,000 Common Shares of the Company then held by the State as collateral security relating to the liquidation of insurance companies formerly owned by Thomas C. Usher. Repayment of the Loan is accomplished by periodic payments and through offsets by the Company against royalty payments due Thomas C. Usher pursuant to intellectual property license agreements and, in the past, bonus payments, if any, granted Thomas C. Usher as an employee of the Company. The amount outstanding under the Loan as of January 31, 2010 was $314,266, as compared to $299,716 at January 31, 2009, including accrued interest. The Company has taken a cumulative provision of $353,041 against this loan and other amounts described below as at January 31, 2010 (2009 - $323,490). This includes an additional amount of $15,000 as shown on the statement of operations, which the Company has determined, necessary due to the decreasing life of the patent whose royalties are being used to reduce this Loan receivable. Thomas C. Usher passed away on February 26, 2005. Obligations with respect to the Loan transferred to the estate of Thomas C. Usher of which our Chairman and Chief Executive Officer, George Usher is a beneficiary and co-trustee and our Chief Operating Officer, Sharon Wardlaw, is co-trustee. The Company continues to be obligated to make royalty payments pursuant to the license agreements, and intends to continue to offset such payments against the Loan.

     In August 1999, Thomas C. Usher personally assumed all of the assets and the liabilities of Novadex Corp., including the balance of receivables (the “Receivables”) due to the Company from Novadex Corp. The Receivables have no specific repayment terms. The total outstanding amount of the Receivables as of January 31, 2010 was $706, as compared to $31,244 at January 31, 2009. Thomas C. Usher also owed $250,000 to a subsidiary of the Company, Novadex International Limited, as of January 31, 2010, pursuant to a non-interest bearing loan with no specific repayment terms. The outstanding amount of this loan has not changed from January 31, 2007. The amounts continue to remain owing from the estate of Thomas C. Usher.

     The estate of Thomas C. Usher currently has pledged 243,263 common shares of the Company as security for these amounts owing to the Company. These common shares had a market value of $60,816 at January 31, 2010, based on the closing price of the Company’s common shares on the Pink Sheets quotation service on January 31, 2010. The Company intends to continue to hold the pledged assets as collateral until the amounts owing discussed above are repaid.

     The Company had a commitment to pay an amount equal to $110,000 to Thomas C. Usher’s estate. The amount owing on this commitment as at January 31, 2010 is $35,703.

     The Company also has an outstanding loan payable to Ruth Usher, a member of the Board of Directors through her retirement on October 31, 2003, a former director, and the widow of Thomas C. Usher. The amount due from the Company pursuant to this loan decreased to $576,368.43 at January 31, 2010 from $608,293 at January 31, 2009 due to interest charges exceeding monthly payments by the Company. The Company is required to make blended monthly payments of $5,000 on this loan. The Company is current in its payments.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed for professional services rendered by Schwartz Levitsky Feldman LLP for the audit of the Company’s annual financial statements for the fiscal year ending January 31, 2010 and reviews of the financial statements included in the Company’s quarterly reports on the Form 10-Q for such fiscal year were CDN $74,000 as compared to $84,000 for the previous fiscal year ending January 31, 2009. The foregoing fees were incurred with respect to professional services that are normally provided by the Company’s auditors and include services that are normally provided by Schwartz Levitsky Feldman LLP Chartered Accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

     Schwartz Levitsky Feldman LLP did not bill the Company any fees in the fiscal years ended January 31, 2010 or 2009 for professional services for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the caption “Audit Fees” above.

Tax Fees

Schwartz Levitsky Feldman LLP Chartered Accountants did not bill the Company any fees for tax compliance, tax advice and tax planning with respect to the fiscal years ended January 31, 2010 or 2009.

All Other Fees

Schwartz Levitsky Feldman LLP did not bill the Company any fees in the fiscal years ended January 31, 2010 or 2009 for professional services other than as set forth under the captions “Audit Fees” above.

Review and Approval by Audit Committee

     The Audit Committee reviews, and in its sole discretion pre-approves, the Company’s independent auditors’ annual engagement letter including proposed fees and all audit and non-audit services provided by the independent auditors. Accordingly, all services described under “Audit-Related Fees,” “Tax Fees” and “All Other Fees” were pre-approved by the Audit Committee. The Audit Committee may not engage the independent auditors to perform non-audit services prescribed by law or regulation. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee, and authority delegated in such manner must be reported at the next scheduled meeting of the Audit Committee.

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

POLYDEX PHARMACEUTICALS LIMITED
Date: April 30, 2010	By: /s/ George G. Usher
George G. Usher, President and
Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2010	/s/ John A. Luce
Chief Financial Officer
(Principal Financial and Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2010	/s/ George G. Usher
George G. Usher, Director, President
and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2010	/s/ Joseph Buchman
Joseph Buchman, Director

Date: April 30, 2010	/s/ Derek John Michael Lederer
Derek John Michael Lederer, Director

Date: April 30, 2010	/s/ John L.E. Seidler
John L.E. Seidler, Director

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002